Form 10KSB
period 1999-12-31
BOYSTOYS COM INC
filed 2000-06-12
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 000-28684

                              BoysToys.com, Inc.
                              ------------------
                   (Name of Small Business Issuer in Its Charter)

           Delaware                                             33-0824801
           --------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                 412 Broadway, San Francisco, California       94133
                 ---------------------------------------------------
                (Address of principal executive office)    (Zip Code)

                                (415) 391-2800
                                --------------
                  (Issuer's Telephone Number, Including Area Code)

            Securities registered under Section 12(g) of the Exchange Act:

                                                      Name of Exchange
               Title of Each Class                  On Which Registered
               -------------------                  -------------------
               Common Stock (par value $0.001)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]   No  [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:  $916.00

     The aggregate market value of the voting stock held by non-affiliates (5,245,334 shares of Common Stock) was $2,622,667 as of May 18, 2000. The stock price for computation purposes was $0.50, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on May 18, 2000. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of May 18,2000 was 6,252,003 shares.


===============================================================================

                    DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (check one):
                            Yes  [ ]   No  [X]

                                    -  2 -
===============================================================================

                               BOYSTOYS.COM, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


                                                                          Page
PART I

Item 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . . . .    3

Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .   23

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .   24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .   24

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . .   24

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .   25

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   27

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   27

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . .   28

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   29

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . .   32

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   32

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . .  F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . .  F-2


                                    -  3 -
===============================================================================

                                    PART I


Item 1.  DESCRIPTION OF BUSINESS.

COMPANY STRUCTURE

     BoysToys.com, Inc., a Delaware corporation (the "Company"), was incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp.

     In January 1998 the Company changed its name to Alternative Entertainment, Inc. (the same name of a Nevada corporation (identified below as "AEI-Nevada") previously established for the operation of the Company's business) and in December 1998 the Company's name was changed to BoysToys.com, Inc.

THE COMPANY'S BUSINESS

     The Company, through its wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") owns and operates an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club." The Company originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants") that is currently a dormant corporation with no operations or assets. All assets and operations of BTC Restaurants have been assigned to RMA.

     The Company has the following subsidiaries: RMA, BTC Restaurants, and Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA has any assets or operations.

INTERNET-RELATED MATTERS

     While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of
the internet.   Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business: (i) the Company has two internet Web Sites for the Company's public and investor relations (namely, Boystoys.com and Boystoysir.com, respectively) (the "Corporate Web Sites") and (ii) six sites that opened in October 1999 and which have remained in development only (namely, Super-teens.com, Sexyyoungasians.com, Red-hotsex.com, Pussysource.com, Peeing-girls.com, and Strange-insertions.com) (the "Developmental Web Sites").

     The Company believes that its Corporate Web Sites are useful in giving the Company an internet presence or identity for its customers, vendors, and stockholders Given the location of the Company's Club in San Francisco, California as a venue for business travelers and the possible use of the internet by visitors to San Francisco (and by San Francisco-area residents), the Company believes that its Corporate Web Sites are important to disseminate information regarding the Company, the Club, and the Club menu and interior decor.

     The six Developmental Web Sites, which were opened in October 1999, were intended by the Company as an experiment to assist the Company's management in becoming familiar with adult internet pay sites (i.e., Web Sites that generate revenues from monthly subscriber fees).

                                    -  4 -
===============================================================================

     Currently, the Developmental Web Sites are adult-only Web Sites and each offers monthly memberships to subscribers at $29.95 per month or $49.95 for three months. The Company's receives assistance in the operation of each of the Developmental Web Sites from the following vendors pursuant to oral agreements as follows: (i) I-Gallery provides adult live-streaming video content at $1,495 per month under a month to-month arrangement with the Company; (ii) Web 800 Service provides merchant card services at a fee equal to 15% of any credit card amounts collected under a month-to-month arrangement with the Company; and (iii) Spotted Fly Technologies is paid $495 per month for hosting the Company's Corporate Web Sites and the Developmental Web Sites under a month-to-month arrangement with the Company.

     From inception in October 1999 through December 31, 1999, the Company derived an aggregate of $916.00 in revenues from the Developmental Web Sites; and throughout this period the Company's management has been and remains primarily focused on meeting the managerial and financial obligations related to the opening and currently the operation of the Company's Club.

     The Corporate Web Sites and the Developmental Web Sites (together with five inactive but registered Web Sites) required that the Company expend $70 per Web Site or an aggregate of $910 to register the domain names of all these 13 Web Sites. The five inactive Web Sites are as follows: Onlinecontent.com, Boystoysgambling.com, Boystoyslottery.com, Boystoysgaming.com,
Boystoyshorseracing.com. While the Company registered these Web Sites, the Company has determined that it does not intend to enter into on-line internet gaming, horse racing, or any other gambling-related business activities. As a result, these Web Sites were never developed, tested, and are not on-line.

     The Company is continuing to evaluate the Developmental Web Sites and may add or delete to the list of its Developmental Web Sites as the Company's financial and managerial resources allows. Further, and subject to the Company's successful operation of its existing Club, the Company anticipates that it will explore, within the next 18 months, the acquisition of one or more established adult-related gentlemens clubs and/or entertainment internet business opportunities that would compliment the Company's existing Club. In the event that the Company undertakes any one or more acquisitions, the Company has currently established the following types of business opportunities that it may consider for acquisition:

  1)  Other upscale gentlemens clubslocated in major metropolitan areas;

  2) Adult-only internet Web Sites (Web Sites that require a subscriber to pay monthly subscription fees);

  3) Pre-recorded and/or live-streaming video content providers or vendors that provide adult-related video content marketable through adult-related internet Web Sites (these vendors provide live performances by adult entertainers that may be viewed in real time by subscribers to adult-only internet Web Sites); and

  4) other business enterprises that possess proprietary technology or video compression technology that may be used in conjunction with any adult-only internet Web Sites and/or pre-recorded or live-streaming video content that the Company may otherwise offer.

     Currently, the Company has not identified any acquisition candidates or otherwise conducted any review or evaluation of any precise acquisition target or related strategy. The Company has not retained and will likely not have the financial and managerial resources to obtain independent investment banking or similar advice in connection with any such acquisition but will likely rely primarily upon evaluations made by its management. In addition, in the event that the Company implements an acquisition strategy, the Company will likely be limited to using its common stock, preferred stock, or a debt security as consideration in any such transaction.

                                    -  5 -
===============================================================================

     This may well limit the Company's ability to complete any acquisitions since many sellers prefer to sell their business in exchange for a cash payment.

THE SAN FRANCISCO CLUB

     Construction of the 15,000 square foot Club was completed in October 1999 at which time the Company received its certificate of final completion. The Company has secured an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club opened on January 26, 2000 and has remained in operation since that date.

     A subsidiary, Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") was initially formed to engage in the business of developing, owning, and operating upscale nightclubs providing exotic dance entertainment combined with private membership men's clubs and contemporary-styled full service restaurants and bars. On January 15, 1998, 80% of the Company's Common Stock was acquired by AEI-Nevada and the Company changed its name from Wagg Corp. to Alternative Entertainment, Inc. On January 26, 1998, AEI-Nevada, as the majority stockholder of the Company, effected a one for two reverse split of the Company's common stock and approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Alternative Entertainment, Inc. and to authorize the issuance of up to 8,000,000 shares of Preferred Stock. The Company has not issued any Preferred Stock and has no Preferred Stock outstanding.

     Following these actions and on January 28, 1998, AEI-Nevada's Board of Directors voted to approve the exchange of one share of the Company's Common Stock for each share of AEI-Nevada common stock outstanding. This resulted in AEI-Nevada becoming a subsidiary of the Company. As a result, AEI-Nevada became a wholly-owned subsidiary of the Company. Subsequently and on December 29, 1998, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to BoysToys.com, Inc.

     The Company's subsidiary, AEI-Nevada, previously filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission for a proposed public offering of over $11 million. AEI-Nevada's Registration Statement became effective on July 3, 1996 and on September 15, 1996, AEI-Nevada filed Form 8-A.

     However, despite the efforts of AEI-Nevada's management, AEI-Nevada was unsuccessful in obtaining the services of an underwriter and was not able to sell any of its securities pursuant to the public offering. As a result, AEI-Nevada subsequently terminated its public offering without selling any of its common stock or warrants or otherwise raising any capital pursuant to the Registration Statement.

     In January 1997, AEI-Nevada withdrew the filing of its Registration Statement. Subsequently, on March 10, 1997, AEI-Nevada filed Form 15 with the U.S. Securities and Exchange Commission to terminate its registration under
Section 12(g) of the Securities Exchange Act of 1934.

     On February 18, 1998, the Company entered into an agreement (the "Purchase Agreement") with ITEX USA, Inc. ("ITEX") whereby ITEX has agreed to provide the Company with up to $530,000 cash credit (the "Cash Credit") to be applied to the Company's purchase of $530,000 in goods and services at prices equal to the lowest price (as verified in writing); that is, under the Purchase Agreement that the Company executed with ITEX , the Company holds a Cash Credit equal to $530,000 and the Company has the right to obtain goods and services from ITEX up to the maximum amount of the $530,000 Cash Credit such that the price accorded any such goods or services so obtained is to be equal to the lowest price verified in writing by competitive bid as agreed between the Company and ITEX.

                                    -  6 -
===============================================================================

     ITEX is a barter exchange company that offers goods and services that it acquires through barter from others. Under the terms of the Purchase Agreement, the Company is to issue purchase requests to ITEX and ITEX is then obligated to provide the goods and services requested through ITEX's suppliers and vendors. In exchange for the Cash Credit, the Company committed to issue to ITEX the sum of 100,000 shares of the Company's Common Stock. The Company intends to use the Cash Credit to acquire, in part, newspaper, billboard, and radio advertising from ITEX using the Cash Credit for use in promoting the Club.

     The Company believes that the Club serves three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The business of the Company is conducted under the trade name, trademark, and service mark of "Boys Toys." Although the Company intends to register its claim to these tradenames, the Company has not yet filed an application with the U.S. Patent and Trademark office to register these names.

  The Club's  revenues are generated from:

  (1)  food and beverage sales;

  (2)  Boardroom VIP membership sales;

  (3)  nightclub admission (door) fees;

  (4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees");

  (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and

  (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertain a lease fee equal to $20 to $50 for the right to perform at the Club during any shift.)

     With respect to Cash Equivalent Fees, the Company charges a service fee equal to 20% of the amount of any "Diamond Dollars" certificate that it sells to any patron (i.e., if a patron seeks to purchase $100 in "Diamond Dollars" certificates, the Company sells the certificates at a price equal to $120). Each "Diamond Dollars" certificate may be used to pay "dance fees" to an entertainer (as described above). If an entertainer receives a "Diamond Dollars" certificate in payment for a "dance fee," the entertainer is able to exchange each "Diamond Dollars" certificate and receive cash from the Company. The Company purchases each "Diamond Dollars" certificate from the entertainers at a 10% discount (i.e., for every $100 in stated value in "Diamond Dollars" certificates submitted for exchange and redemption, the Company pays $90 in cash).

     As a result, the Company earns $20 upon the sale of every $100 in "Diamond Dollars" certificates and, where an entertainer seeks to redeem a $100 "Diamond Dollars" certificate, the Company pays only $90 to the entertainer who redeems it.

                                    -  7 -
===============================================================================

     The Company leases the land and building for the Club through its other wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") (and as successor in interest to Boys Toys Caberet Restaurants, Inc., a California corporation). The real property for the Club is owned by Roma Cafe, Inc. ("RCI") and is located in San Francisco's financial district at 408-412 Broadway, San Francisco, California.

     If the Company is successful in operating the Club and if the Company is able to obtain additional financing, the Company plans to establish additional Boys Toys Clubs in other locations, including New York, Chicago, New Orleans and Boston. However, the Company has not identified any specific location in any of these cities and these plans are subject to: (i) the successful operation of its existing Club; (ii) the negotiation of acceptable terms for the acquisition of an existing gentlemen's club in a location which would be suitable and compatible with the Company's strategy; and (iii) the availability of financing terms from a seller of a gentlemen's club that would permit the Company to complete the acquisition on financial terms that are acceptable to the Company in view of the Company's then existing financial abilities and the costs that the Company would incur in expanding its currently limited management staff and providing additional working capital to meet an expanded level of operations. The Company has not presently identified any prospective acquisition candidate and there can be no assurance that the Company will undertake any such acquisition or otherwise expand to other locations.

     If the Company were to establish other Boys Toys Clubs, it anticipates that the Company would likely lease existing nightclub and/or restaurant locations, acquire related nightclub/restaurant properties and equipment, and thereafter make all necessary improvements to such locations, properties and equipment in order to conform them to the Boys Toys motif.

     The Boys Toys Club name, embraces a concept featuring exotic dance entertainment performed by attractive and talented entertainers within an upscale and trendy nightclub environment. The Club has an interior setting where patrons will be surrounded, and among, numerous and various material items which many men aspire to obtain in their life. The Company anticipates that a patron of its Club will be quickly struck by the nature and number of items on display, such as artwork, collectibles, unusual artifacts and memorabilia. The Company currently has $80,000 of artwork on display in the Club and consigned for sale pursuant to oral agreements with local San Francisco-area artists.

     The Company has placed this artwork on display throughout the Club, each such displayed item will be available for purchase by patrons, or the Company is able to provide patrons with detailed information concerning how and where such displayed item may be purchased.

     The Company expects that all items on display in the Club will be replaced with new and different items approximately every 60 to 90 days, thereby giving the Club a new interior physical appearance every two to three months.

     If the Company is successful, the Company further expects that the exciting and vibrant atmosphere created by the Club's interior decor will be enhanced by exhilarating lighting and specially selected upbeat music. In order to obtain the items to place on display in its Club, the Company approach local and regional vendors of the items it desires to display, and enters into consignment arrangements with each vendor.

     The Company has verbal consignment arrangements that allows the Company to display various types of artwork, collectibles and memorabilia owned by the vendors at each Club at no cost to the Company, while in return providing the vendor with increased exposure to its owned items, and therefor providing the vendor with potential additional marketing venues and outlets for the sale of its owned items.

                                    -  8 -
===============================================================================

     However, retail competition for the sale of such items is intense and there are many other retail galleries and consignment outlets likely will be able to attract high quality artwork and other items that the Company seeks to display for consignment at its Club. Thus, there can be no assurance that the Company will attract high quality items on a consignment basis or, if it does, that it can continue to do so.

     Failure of the Company to obtain additional desired items in the future and on a consignment basis may result in the Company being unable to embellish the interior physical decor of its Club in its planned manner. Further, failure of the Company to obtain the desired items on a consignment basis will have a material adverse impact on the Company's plan of operation in that such failure may require the Company to expend significant amounts of its capital to purchase such items.

     The Club has, in addition to its nightclub proper, a full service restaurant and bar and full service, private VIP members-only men's club.

     Rather than just establishing an exotic dance entertainment nightclub, the Company's business concept for the Club is to create an entertainment complex combining an exotic dance entertainment nightclub with a full service restaurant and bar and a private VIP members-only men's club. The concept is to provide a place where one may enjoy quality exotic dance entertainment, relax and converse in a place where one may see and be seen, partake in quality restaurant dining, and entertain and be entertained in private members-only quarters, all within the Boardroom Restaurant.

     The Company believes that excellence in operations, ambiance and location are important for success in the exotic dance entertainment business. The Company believes that it will be able to differentiate its Boys Toys Club by implementing the following strategic elements:

     * Combining its exotic dance entertainment nightclubs with its Boys Toys Club and private VIP members-only men's clubs so as to provide patrons with a multi-faceted entertainment experience.

     * Designing its Boys Toys Club to attract primarily upscale professionals and businessmen.

     * Physically embellishing its Boys Toys concept by creating an exterior and interior physical decor for its Boys Toys Club which evidences the style and class of an establishment designed for men's entertainment and reflecting the upscale caliber of its patrons.

     * Providing high quality and attentive service in a manner to ensure patron satisfaction.

     The Company believes that its Boys Toys concept will create a distinct image and popularity among upscale gentlemen's club patrons. As such, the Company believes that it will be successful in marketing T-Shirts, jackets and other casual-wear merchandise that feature the Boys Toys logo and location. However, absolutely no assurance can be given that the Company's Boys Toys concept will create a distinct image and widespread popularity, or that the Company will be successful in marketing T-Shirts, jackets and other casual-wear merchandise with the Boys Toys logo.

     It is also the Company's philosophy and intention that the Boys Toys Club exhibit civic and social responsibilities by creating and maintaining an active relationship with a variety of charity organizations in their respective local communities.

                                    -  9 -
===============================================================================

     In this regard, the Company expects to make contributions of food, services or funds benefiting a wide range of causes, which causes management of the Company expects to be brought to its attention through suggestions from the Company's employees, officers and shareholders.

     The Company's Club restaurant provides all patrons of the Company's Boys Toys Club with a full service restaurant, bar and lounge area providing business lunch buffet and dinner table service by waitresses. The Company has hired an experienced executive chef and other experienced support personnel and believes that its menu represents the finest culinary delights, distinctive for their taste as well as nutritional balance, from throughout the various regions of the United States.

     Coupled with this distinctively American menu, the restaurants are expected to offer the highest quality of food prepared with the greatest of care and presented and served in a manner which would reflect the upscale nature of the Boys Toys Club. As a complement to its food menu, the Company expects that its Boys Toys Restaurant will offer an extensive selection of domestic and foreign wines, spirits, and champagne. Management of the Company anticipates that an average lunch check per customer will be $25.00 and an average dinner check per customer will be $60.00.

     However, these amounts and the operation of the restaurant will be subject to prevailing competitive conditions.

     In general, the Company believes that excellence in operations and quality of food and service, ambiance, location and price-value relationship are keys to success in the restaurant industry. The Company believes that it will be able to differentiate its Club by emphasizing the following strategic elements:

     * Positioning in the mid-priced to upper-priced, full service dining segment of the restaurant industry.

     * The location of the Club within the confines of an exciting and upbeat facility provides a unique and enduring attraction to a broad and diverse demographic mix of customers in the 25 to 65 age group.

     * Quality and attentive service with each waitress generally being assigned to no more than four tables at lunch and three tables at dinner to ensure customer satisfaction.

     * Consistent quality products through careful ingredient selection and food preparation.

     There can be no assurance that the Company can achieve any one or more of these objectives or, if it does achieve these objectives, that it can achieve them while also achieving and maintaining profitability.

PRIVATE VIP MEMBERSHIP CLUB

     The Boys Toys Club has a full service private VIP membership facility is open only to patrons who are members. These private VIP membership facilities are known as the "Boardroom." Membership in the Boardroom entitle members to:
(i) access to the private VIP Boardroom; (ii) bring up to six guests to the Boardroom without payment of any entrance fee (currently $30.00 per person);
(iii) preferred seating for dining; (iv) first priority for special events; and
(v) free limousine service within the city of San Francisco. The Boardroom also has a business center (with facsimile machines, secretarial staff and computers).

                                    - 10 -
===============================================================================

     Additionally, Boardroom members have free use of Boardroom facilities for private parties and meetings, preferred seating and advanced notices for special events and holiday functions held at the Club, and access to personal improvement seminars and concierge services. Currently Boardroom memberships are for a period of one year, and may be renewed by a member at the end of each membership year. Membership fees for the Boardroom are $1,000 per annum.

SITE SELECTION CRITERIA AND LEASING

     In the event that the Company expands with other locations, the Company believes that the selection process for sites for the Company's clubs is critical in determining the potential success of a Boys Toys Club, and therefore it expects to devote a significant amount of time and resources to analyze each prospective club site.

     A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility and proximity to significant generators of potential customers such as office complexes, hotel concentrations and other entertainment centers such as stadiums and arenas. The Company will also review potential competition and attempt to analyze the profitability of other nightclub, restaurant and bar establishments operating in areas where the Company proposes to establish a Boys Toys Club.

     The Company expects that it will likely lease all of its locations for any additional Boys Toy Club, although the Company may consider purchasing properties for its facilities in the future, where it is cost effective to do so.

LOCATION OF BOYS TOYS CLUB

     The Company's existing Club is the Company's first club and is located at 408-412 Broadway, San Francisco, California, in the north beach area of the financial district of San Francisco (the "Facility"), approximately four blocks north of the landmark Transamerica Building.

     The Company leased the Facility from Roma Cafe, Inc. The Company has obtained a Place of Entertainment Permit with respect to the exotic dance entertainment aspects of the Company's business at the San Francisco Premises. The Company has secured an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California.

ADDITIONAL BOYS TOYS CABARET CLUBS.

     In addition to the existing Club and if the Company can obtain additional financing on favorable terms, the Company may establish other Boys Toys Clubs. The exact number, location, and other aspects of this plan has not been determined at this time.

     Additional locations that may be considered for Boys Toys Clubs include New York, Chicago, New Orleans and Boston. However, the Company has not identified any specific location in any of these cities and these plans are subject to: (i) the successful operation of the existing Club; (ii) the negotiation of acceptable terms for the acquisition of an existing gentlemen's club in a location which would be suitable and compatible with the Company's strategy; and (iii) the availability of financing terms from a seller of a gentlemen's club that would permit the Company to complete the acquisition on financial terms that are acceptable to the Company in view of the Company's then existing financial abilities and the costs that the Company would incur in expanding its currently limited management staff and providing additional working capital to meet an expanded level of operations.

                                    - 11 -
===============================================================================

     The Company has not presently identified any prospective acquisition or location and there can be no assurance that the Company will undertake any such acquisition or otherwise expand to other locations.

MARKETING

     The Club (and any other clubs that the Company may establish), will be marketed to attract primarily (if not strictly) professional and white collar businessmen clientele.

     The Company plans to use the Club's name to develop name recognition and patron loyalty to attract these customers. Due to its upscale theme, exotic dance entertainment experience and quality food and service, the Company believes that its Boys Toy Clubs will have the unique ability to attract both local and out-of-town professional and white collar businessmen patronage.

     The tour and travel as well as convention segments of the cities in which Boys Toys Clubs will be located will be another focus of the Company's marketing strategy. The Company's marketing strategy will be designed to inform targeted patrons that Boys Toys Clubs provide a unique and exciting atmosphere not found elsewhere through visual and audio experiences.

     The Company expects that the center of its marketing efforts will revolve around its exotic dance entertainment nightclubs. The Company's Boys Toys concept will be directed at upscale, professionals and white collar businessmen aged 25-65 who either reside in or near major U.S. commercial centers where Boys Toys Clubs will be located, or who frequently visit these areas on business.

     In order to reach this targeted market, the Company will attempt to establish Boys Toys Clubs in the heart of those cities in which it intends to operate, so as to make its facilities easily accessible by professional and white collar businessmen.

     The Company believes that its local patrons will include primarily men who work and/or live near a Boys Toys Club, and who will seek some form of nightclub environment at the end of their work day which will provide a comfortable atmosphere with appropriately priced, high quality, food available.

     The Company believes it will meet this type of patron's needs by providing a quality entertainment experience with a high level of personalized service in a casual, fun setting - an experience that the Company expects will generate repeat visits among the local customer segment.

     The Company anticipates that its business travel segment will be primarily composed of individuals traveling on business to those cities where Boys Toys Clubs are located. The Company further believes that the marketing approach for this customer requires an emphasis on the beauty and elegance of the Boys Toys Clubs, the exciting atmosphere, and safety.

     The Company expects to promote and advertise its Boys Toys Restaurant and private VIP members-only men's club segments of its Boys Toys Clubs as if they were not dependent upon its exotic dance entertainment segment. Thus, the Company will strongly promote its Boys Toys Restaurants as an establishment providing the best food possible at reasonable prices. The Company will promote its private VIP members-only men's club as a private location where men can meet to, among other things, discuss and effectuate business in a congenial atmosphere, as well as a place where men can entertain themselves as well as business clients and associates.

     The Company is utilizing billboard, print and direct mail advertising, and is conducting coordinated promotional efforts with local and regional hotels, taxi companies and limousine services.

                                    - 12 -
===============================================================================

     Additionally, the Company intends to utilize merchandise as a means of marketing its Boys Toys Clubs. Thus, the Company will promote various Boys Toys merchandise which is expected to be created by the Company as popularity of the Boys Toys Clubs increases. Such merchandise is expected to include T-Shirts, jackets, sweatshirts, and other memorabilia.

     Because of its Boys Toys Restaurants, and if the Company can maintain the presence and availability of many interesting items displayed prominently throughout the Club, the Company believes that its Club will be able to adopt event-driven promotion oriented marketing strategies. Thus, in addition to traditional advertising techniques, the Company intends to seek to establish close ties with the entertainment industry so as to provide the Company with extensive promotional opportunities.

     Events such as surprise appearances by recording artists or professional athletes can be expected to attract targeted upscale patrons.

BOYS TOYS CLUB OPERATIONS AND MANAGEMENT

     The Company will strive to maintain quality and consistency in its existing Club through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

     The Company maintains financial and accounting controls for the existing Club through the use of centralized accounting and management information systems. Operations information will be collected weekly from the Club, and club managers will be provided with weekly and 28-day period operating statements for their locations. Cash will be controlled through daily deposits of sales proceeds in local operating accounts. The Club is scheduled to be open daily from 11:00 a.m. to 2:00 a.m.

     Overall management of a typical Boys Toys Cabaret Club will be conducted by two managers, a day manager and an evening manager in addition the Club's
General Manager.   The Club also employs a staff consisting of approximately 40 hourly employees and 35 part-time employees. The composition of the Company's current full-time employees is as follows:

                 Category                     No. of Employees
                 ---------------              ----------------
                 General Manager                        1
                 Club Manager                           1
                 Restaurant Manager                     1
                 Bookkeeper                             1
                 Office Staff                           1
                 Entertainment Director                 1
                 Executive Chef                         1
                 Kitchen Staff                         11
                 Host & Hostesses                      12
                 Secretarial Staff - Boardroom          2
                 Servers                                4
                 Bus Persons                            4

     The additional 35 part-time employees are primarily restaurant servers, bus persons, and support personnel.

                                    - 13 -
===============================================================================

     In addition to these employees, the Company utilizes 25 to 50 female exotic entertainers (dancers) per night, as independent contractors, on a varying basis. Each exotic female entertainer is paid directly by a patron for each dance performed. The Company does not employ or pay any wages, salary, compensation, or other fees to any of the exotic female entertainers that perform at the Club. Entertainers also pay a lease fee of $20 to $50 per shift for the right to perform at the Club. Entertainers receive only "dance fees" from patrons of the Club. The Company does not receive any percentage from any cash fees paid by patrons to the entertainers (dancers) that perform at the Club. However and as described earlier, when an entertainer redeems any "Diamond Dollars" certificates (previously received from a patron in payment of any "dance fees"), the Company pays the entertainer an amount equal to 90% of the face or stated value of the "Diamond Dollars" certificates that are later submitted for redemption. (Thus, if an entertainer submits $1,000 in "Diamond Dollars" certificates to the Company, the Company redeems these certificates by paying the entertainer $900 in cash.)

     The General Manager of the Club reports directly to the Company's President. The Company's Entertainment Director and Club Manager report to the General Manager of the Club. Working in concert with these managers, the Company's Chief Executive Officer defines operating and performance objectives for the Club and monitors implementation. The Company expects that its Club managers will participate in a variety of Company sponsored employee incentive programs such as the Company's stock option plans. The Company has not yet adopted any stock plan but may do so in the future.

     Awards under any Company sponsored employee incentive programs will be tied to achievement by facility managers of specified operating targets. The Company plans for its senior management to regularly visit each Club the Company operates and meet with the respective managers of those clubs to ensure that the Company's strategies and standards of quality in all respects of operations and personnel development are met.

     The Company believes that customer service and satisfaction are keys to the success of its existing Club and any other clubs that the Company may establish. The Company's commitment to customer service and satisfaction will be evidenced by several Company practices and policies, including periodic visits by managers to customers' tables, active involvement of management in responding to customer comments and assigning waitresses in the Company's Boys Toys Restaurants to a limited number of tables, generally four for lunch and three for dinner.

PURCHASING

     The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverage products from authorized local or national suppliers. Food, beverage and other products and supplies are shipped directly to the Club, although invoices for purchases will be paid by the Company's wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA"). RMA is the corporation the Company established to operate the existing Club.

MANAGEMENT INFORMATION SYSTEMS

     The Company has a computer information system which is designed to maintain personal profile information on the members of its private VIP members-only men's club. The profiles are designed to assist managers of the Club in meeting the personal desires of particular Boardroom members, and will contain such information as a Boardroom member's favorite beverage, favorite food and spending habits.

                                    - 14 -
===============================================================================

     This information will be available to any other Club locations that the Company may establish through a proprietary database, and will enable Boardroom members to visit any of the Company's Clubs (that the Company may establish) and be provided with a similar level of personal service.

     The Company's point-of-sale information system is designed to assist in labor scheduling and food cost management, provide corporate management quicker access to financial data and reduce a particular club manager's administrative time.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

     The Company expects to develop and implement Boys Toys trademarks and/or service marks which will enhance a customer's ability to identify the Company, as well as the products and services to be offered by the Company.

     Currently, the Company has not developed and implemented any trademarks and/or service marks, and therefore has not filed any applications to register any trademarks and/or service marks. Furthermore, the Company is unaware of names similar to the trade names to be used by the Company which are used by other persons.

     The Company's overall policy will be to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks. There can be no assurance that if and when the Company develops and implements its trademarks and/or service marks, that such trademarks and/or service marks will afford protection against competitors with similar products and services. There can also be no assurance that the Company's trademarks and/or service marks will not be infringed upon or designed around by others, or that the Company can adequately prosecute or defend any infringements.

COMPETITION

     The Company's existing Club (and any other clubs that the Company may later establish) will compete with other nightclubs, restaurants and bars, some of which may be larger and more established, experienced and better financed than the Company.

     Competing nightclubs, restaurants and bars may offer services not offered by the Club, which could place the Company at a competitive disadvantage.

     The Company believes that the following factors will allow the Company to compete effectively:

     * Many of the Company's competitors are not designed to market themselves as high quality, upscale exotic dance entertainment complexes and have not attempted to do so.

     * The Company's marketing strategy focuses on creating a reputation for its Clubs as an upscale, tasteful nightclub, restaurant, and bar facility frequented by professionals and white collar businessmen.

     * The Company's three-pronged approach of having its Clubs produce revenues from food and beverage sales, Boardroom membership fees and exotic dance nightclub associated fees are anticipated to enhance the profitability of the Company.

                                    - 15 -
===============================================================================

     The adult entertainment industry, including adult entertainment offered in private clubs and through the internet, is large and includes many well-established and well-managed and experienced enterprises.

     Many of these businesses possess financial and managerial skills that far exceed the resources that the Company has or will have at any time in the foreseeable future. Some of the larger operators have multiple locations within a metropolitan area and effectively utilize their advertising and marketing budgets to gain greater market share while achieving economies of scale to lower certain fixed costs per unit and per retail location.

     In addition, many of these established operators have developed marketing, real estate, zoning, and licensing management skills that the Company is not likely to possess at any time in the near future.

     While the Company believes that its Club is unique and will offer and attract an "upscale" clientele, there can be no assurance that the Company will be successful or, if the Company achieves any success, that other competitors will not imitate and duplicate the Company's planned business with the result that the Company will not gain any significant long-term advantage.

     The retail market for locally-produced and owned artwork, memorabilia, and other items that may be displayed at the Company's Club on a consignment basis is characterized by intense competition. Further, while the Company currently has obtained such items and has them on display at its existing Club under oral arrangements with the owners of the consigned items (such that the Company is to receive 20% of the proceeds from the sale of any such consigned item), there can be no assurance that the Company can attract suitable artwork and memorabilia on a consignment basis or, if it is able to do so, that any such items can be sold.

REGULATORY ASPECTS

     The ownership and operation of restaurants, bars and exotic dance nightclub businesses are generally subject to extensive state and local regulation, and the Company, any subsidiaries it may form and various of their respective officers and employees will be subject to such regulations.

     Currently, the Company has not experienced any problems with any of their business, liquor, or other licenses or permits from any governmental agencies except that on April 5, 2000, the Company was forced to appear before the San Francisco Planning Board of Appeals (the "Board") to respond to efforts made by the Telegraph Hill Dwellers Association (a local neighborhood group) ("THDA"). THDA sought to repeal the planning permit previously issued to the Company by the City of San Francisco Planning Department for the operation of the Company's Club. In a 3-2 vote, in favor of the Company, the Board re-affirmed the Company's prior issuance of the Permit.

     While the Company has obtained all necessary licenses and permits needed to open its Club, the Company will need to renew licenses and permits from various governmental agencies including, without limitation, applicable zoning, land use, environmental and building permits.

     The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company's Boys Toys Cabaret Club is designed to be accessible to the disabled, and will comply with all current applicable regulations relating to accommodating the needs of the disabled. There can be no assurance that the Company will maintain its licenses or permits or that they will always be obtained or renewed in a timely manner. The failure to obtain any such permits or licenses could adversely affect the Company.

                                    - 16 -
===============================================================================

     Further, the Club is subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing related to the sale of alcoholic beverages. The Company has secured all appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, champagne, and a food service license from San Francisco, California health authorities.

     Management of the Company believes that the Company's licenses to sell alcoholic beverages will in all likelihood require that they be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. The failure of the Company's Club (and any other clubs that the Company may acquire or establish) to retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, the Company intends to develop and implement at its Club standardized procedures designed to assure compliance with all applicable codes and regulations.

     The Company may be subject in certain states to "dram-shop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Club is also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. The Company expects that significant numbers of the Company's food and beverage service and preparation personnel will be paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

     Finally, the Company believes that since its operations involve "exotic female entertainment," the Company may be subject to continuing social, political, and other institutional pressures from organizations, women's groups, and others who believe that the Company's business is inimical to
social progress and the rights of women.   These groups frequently seek to have
city ordinances and other laws enacted which adversely impact the continued operation of the Company's business or deny the Company the ability to renew needed licenses or permits.

     As a result, many companies that offer adult entertainment similar to the Company's business expend substantial sums in legal fees and costs to prevent or at least delay changes to city zoning ordinances, state laws relating to adult entertainment, and other similar regulations.

     To the extent that these organizations and groups are able to organize and obtain recognition by certain governmental bodies that license or allow the Company to operate its planned business, the Company would likely suffer additional costs, expenses, and losses whose magnitude can not be foreseen.

     The Company also maintains two Corporate Web Sites and six Developmental Web Sites on the internet (as discussed earlier). Although the Company believes that its Corporate Web Sites will be helpful in gaining a corporate identity for the Company and its business, the Developmental Web Sites do contain adult-only content and there is substantial variation in the definition accorded "pornography" under state and local laws. For this reason and upon advice of its counsel, the Company has taken recent steps to carefully revise the content of its Corporate Web Sites to reduce the possibility that any images or other content may be found to be in violation of such state, federal, and local laws.

                                    - 17 -
===============================================================================

     Despite these precautions, the Company may well incur substantial costs and expenses in defending the content of its website against assertions that it contains impermissible images or other unlawful content. Currently, the Company has not received any notice that its Web Sites are in violation of any state, federal, or local laws although there can be no assurance that the Company will not later need to defend itself against such allegations.

     The Company also anticipates that it will also expend substantial sums in legal fees in connection with defending its business licenses, liquor license, and any other operating, use, or occupancy licenses it requires to operate its Club. If the Company later acquires and operates any other gentlemen's clubs at any other location, it will likely incur significant similar expenses for any such other location as well. These costs will likely arise since there are significant segments of our society that believe that the Company's business will inhibit the social progress, rights, and dignity of women and the efforts undertaken by these segments to restrict or inhibit the Company and its business. The magnitude of these costs and expenses is expected to be significant.

Item 1a.  FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred $4,530,243 in losses during the twelve months ending December 31, 1999 and the Company anticipates that it may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California, the Club is subject to changing state and municipal codes and ordinances. There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

3. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of December 31, 1999, an aggregate of $2,519,069 in current liabilities that are due for payment prior to December 31, 2000 and of which $2,283,614 is in the form of convertible debt convertible into shares of the Company's Common Stock. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event that the Company's operations are not successful. In that event the Company may need to obtain additional financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that
the Company will obtain any additional capital from any investors.   Further,
the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. In the event that that the Company needs additional financing there can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

                                    - 18 -
===============================================================================

4. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 1997, 1998, and 1999 relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

5. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

6. MARKETING STRATEGY. While the Company believes that the operation of the Club will be successful, there is no guarantee that these business operations will be commercially accepted with sales revenues sufficient to permit the Company to achieve or maintain profitable operations.

7. LIMITED PUBLIC MARKET. There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a "reporting company" on January 23, 2000.

8. CONCENTRATION & LACK OF DIVERSIFICATION. The Company's assets are invested almost entirely in the existing Club. While the Company believes that will be successful, in the event that the Club is not successfully received by the market, the Company will likely incur substantial and protracted losses since the Company lacks diversification.

9. CONTROL BY OFFICERS AND DIRECTORS. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 1999 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

                                    - 19 -
===============================================================================

10. COMPETITION. The Company's existing Club (and any other clubs that the Company may establish) will face severe competition from several established companies who have well-established operations, experienced management, and possess significantly greater financial resources. In addition, the gentlemen's club business is very competitive and many of competitors have substantially greater managerial resources. Further, because the gentlemen's club business is dependent upon the uncertain commercial viability of the Company's business, it is especially sensitive to ever-changing and unpredictable competitive trends which can not be easily predicted and which are beyond the control of the Company. Finally, the Company's sale of any consigned artwork and memorabilia items can not be guaranteed since competition from other retail outlets is intense and the availability of desired items for items to display in the Club may not be desired by some sellers of such items. For these and other reasons, the Company's business may be said to be riskier than investments in other types of businesses.

11. DEPENDENCE UPON KEY PERSONNEL AND NEW EMPLOYEES. The Company believes its success will depend, to a significant extent, on the efforts and abilities of Ralph M. Amato, the Company's President and CEO. The loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. The Company's success also depends upon its ability to attract and retain qualified employees. Hiring to meet anticipated Company operations will require the Company to assimilate significant numbers of new employees during a relatively short period of time.

12. KEY MAN INSURANCE & LIMITED FULL-TIME MANAGEMENT. While the Company currently plans to obtain key man life insurance on the life of Ralph M. Amato, the Company has no key man life insurance on his life. In the event that he is unable to perform his duties, the Company's business may be adversely impacted. If the Company grows, it will need to hire additional management and the ability of the Company to employ suitable management at a cost acceptable to the Company, in light of the Company's limited financial resources, can not be assured.

13. LACK OF INDEPENDENT EVALUATION OF BUSINESS PLAN & PROPOSED STRATEGY. The Company has not obtained any independent evaluation of the Company's Business Plan and the Company's proposed business strategy. There can be no assurance that the Company's Club or proposed strategy will generate any revenues, or if revenues can be generated, that they can be generated at a level to maintain profitability.

14. LIMITED MANAGERIAL EXPERIENCE OF CORPORATE OFFICERS. The Company's officers, Ralph M. Amato and Michael L. Potter, Esq. have no substantial recent experience in acquiring, establishing, developing, or operating clubs that feature female exotic dance entertainment other than the recent and limited experience gained at the existing Club which opened on January 26, 2000. The Company has, under an employment agreement, employed Gary Marlin as the General Manager of the Club who has 13 years of managerial experience in the management of adult entertainment clubs and the Company has hired two additional managers (a Restaurant Manager and an Entertainment Director) each of whom has over 12 years of experience. While the Company believes that these individuals possess the necessary skills and experience, the Company will likely need to secure the services of others who possess top management skill, experience, and industry knowledge. There can be no assurance that the Company can secure and retain any additional necessary top corporate officers and corporate staff on terms acceptable to the Company.

                                    - 20 -
===============================================================================

15. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,519,069 in amounts due as Total Current Liabilities (as of December 31, 1999). There can be no assurance that the Company will be successful in paying these debts. The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

16. NO PLANNED DIVIDENDS. The Company does not anticipate that it will pay any dividends on the Company's Common Stock. Any profits that the Company may generate, if any, will be reinvested into the Company.

17. GOVERNMENT REGULATION & EXOTIC ENTERTAINMENT INDUSTRY. The Company seeks to operate establishments that offer "female exotic entertainment." This business routinely suffers severe and unfavorable regulatory burdens, adverse zoning ordinances, and other oppressive government regulations which may result in the Company incurring substantial losses and significant delays in connection with the development of any establishment.

17. LACK OF DIVERSIFICATION. The Company's proposed business involving the operation of establishments offering "female exotic entertainment" will not provide any diversification. If the Company is successful, all of the Company's business and assets will be concentrated in the same industry.

18. POTENTIAL DILUTION. Funding of the Company's business plan is likely to result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

19. RULE 144 STOCK SALES. As of December 31, 1999, the Company had 1,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

20. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

     Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

                                    - 21 -
===============================================================================

     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

     The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer.

     In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

21. MATTER OF "Y2K" AND THE COMPANY'S COMPUTER AND INFORMATION SYSTEMS. The Company has acquired point-of-sale computer hardware and software together with certain management information systems for use in its existing Club. While the Company has had its computer hardware and software evaluated to ensure that it will operate effectively in the year 2000 or beyond and otherwise not result in "Y2K" operating problems (problems arising out of the inability of any computer systems to accurately calendar all dates following December 31, 1999 as occurring in the year 2000 and thereafter rather than inaccurately calendar all such dates as 1900, etc.) there can be no assurance that the Company's point-of-sale computer hardware and software together with certain management information systems will function effectively in the year 2000 or beyond.

                                    - 22 -
===============================================================================

ITEM 2.  DESCRIPTION OF PROPERTY

     On April 30, 2000, the Company terminated its month-to-month lease of office space at 7825 Fay Avenue, Suite 200, La Jolla, California 92037 and moved all of its executive offices to the office facilities at the Company's existing Club located at 412 Broadway, San Francisco, California 94133. The closing of the Company's La Jolla, California office was undertaken to conserve the Company's cash resources.

     The Company leases two residential apartment units from Bayside Village at 180 Brannan Street Suite #217 and #406, San Francisco, California under a month-to-month lease at a combined monthly rental of $4,520.00. While one unit is used by the general manager of the Company's Club and the other unit is used by the Company's Chairman and any officers, employees, or consultants of the Company as the Company's business needs require. The Company believes that the two apartment units are sufficient for the Company's anticipated requirements.

     The Company's wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") and as successor in interest to Boys Toys Cabaret Restaurants, Inc., a California corporation), is the lessee of a lease (the "Lease") executed on August 1, 1994 for the lease of a 14,500 square foot premises at 408 - 412 Broadway, San Francisco, California (the "Facility") in which the Club is located. The subsidiary has subsequently assigned the lease to RMA of San Francisco, Inc. The Facility consist of an entire building consisting of two floors and an alleyway along the west side of the building.

     Under the terms of the Lease, Roma Cafe, Inc. ("RCI") leased the Facility to the Boys Toys Cabaret Restaurants, Inc., a company established and owned by
the Company.  This lease was subsequently assigned to RMA.   The Facility is
leased to the Company for a period of 10 years from August 1, 1994 to July 31, 2004 (the "Initial Lease Term"). The Lease provides that the Company is obligated to pay $12,000 in monthly lease payments to RCI during the twelve months ending July 31, 1999 and subsequently the amount of $12,500 monthly during the two years thereafter (ending July 31, 2001), $13,000 monthly during the following year (ending July 31, 2002), $13,500 monthly in the next year (ending July 31, 2003), and, in the final 10th year of the lease (ending
July 31, 2004), the Company is obligated to pay $14,000 in monthly lease payments.

     The monthly lease payments to RCI are also subject to adjustment using the U.S. Department of Labor's Consumer Price Index for the San Francisco/Northern California Region. All lease payments are due on the first day of each month and, in the event that the Company fails to pay any obligations due RCI within 10 days of the date that they are due, the Company incurs a late charge equal to 5% of the amount due in addition to paying all other amounts due under the Lease.

     During the term of the Lease, the Company is also obligated to pay all real property taxes and personal property taxes assessed against the Facility. And, provided that the Company is not in default of its obligations under the Lease, RCI has granted the Company the right to extend the term of the Lease for an additional two successive five year terms following the Initial Lease Term. The Company believes that the Facility will be adequate for the operations of the Company's existing Club.

                                    - 23 -
===============================================================================

Item 3.  LEGAL PROCEEDINGS.

     As of December 31, 1999, the Company was not a party to any legal proceedings.

     However, on April 13, 2000, Superior Heating and Sheet Metal, Inc. (the "Plaintiff") filed a Complaint against the Company, W. B. Elmer & Company, Lewis Chin and other unnamed persons in Superior Court for the County of San Francisco (the "First Complaint").

     The First Complaint asserts that: (i) the Company breached a contract to pay for services to the Plaintiff; (ii) the Plaintiff is entitled to payment for the reasonable value of the services rendered by the Plaintiff; and
(iii) the Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien. The First Complaint arises out of the construction of the Company's Club.

     The Plaintiff seeks $119,822 in damages. While the Company believes that it is not responsible for payment of these monies and that the general contractor, W. B. Elmer & Company, is responsible for the payment of all such amounts, there can be no assurance that the Company will prevail in any ultimate resolution of this litigation or that the Company will not incur substantial and protracted litigation costs, expenses and settlement payments in resolving the claims made in the First Complaint and the resulting litigation.

     Finally, on April 18, 2000 the Company was served with a copy of a second summons and a second Complaint (the "Second Complaint") filed in the Superior Court for the County of San Francisco filed by Tucknott Electric Co. (the "Tucknott Plaintiff") which asserts: (i) that the Company breached its contract with the Tucknott Plaintiff; (ii) that the Company has been unjustly enriched at the expense of the Tucknott Plaintiff; and (iii) that the Tucknott Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics lien. This Second Complaint also arises out of the construction of the Company's Club.

     The Tucknott Plaintiff seeks $52,666.49 in damages. While the Company believes that it is not responsible for payment of these monies and that the general contractor, W.B. Elmer & Company, is responsible for the payment of all such amounts, there can be no assurance that the Company will prevail in any ultimate resolution of this litigation or that the Company will not incur substantial and protracted litigation costs, expenses and settlement payments in resolving the claims made in the Second Complaint and the resulting litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not held any meeting of the Company's shareholders in 1999 and no action of the Company's shareholders was taken in 1999.


                                   PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock was formerly traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ." The Common Stock is currently traded on the NASDAQ "electronic pink sheets" where it is traded sporadically and with only limited and minimal interest by market makers.

     The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1999. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 1999, the Company had 12 market makers.

                                    - 24 -
===============================================================================

                     1998              High ($)           Low ($)
                     -----------       --------           -------

                     1st Quarter         -                   -

                     2nd Quarter         -                   -

                     3rd Quarter         -                   -

                     4th Quarter        $3.75             $0.5625

                     1999              High ($)           Low ($)
                     -----------       --------           -------

                     1st Quarter        $4.25             $2.00

                     2nd Quarter        $1.46             $0.625

                     3rd Quarter        $0.81             $0.56

                     4th Quarter        $0.75             $0.20

     The Company has followed the policy of reinvesting earnings, if any, in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

     The number of shareholders of record of Common Stock on May 18, 2000 was approximately 765.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL 1999 VS. FISCAL 1998

     During the period from January 1, 1999 to December 31, 1999 ("Fiscal 1999"), the Company devoted most of its attention to raising capital to complete the construction of the Company's upscale gentlemen's club in San Francisco, California.

     And although the Company was a development-stage company during this period, the Company did derive $916 in revenues from its six Developmental Web Sites. These Web Sites (located on the internet), are adult-only Web Sites. Each of the Company's Developmental Web Sites offers monthly memberships to subscribers at $29.95 per month or $49.95 for three months.

     The Company pays I-Gallery $1,495 per month to provides adult live-streaming video content and the Company pays Web 800 Service a fee equal to 15% of any credit card amounts collected under a month-to-month arrangement with the Company. In addition, the Company pays Spotted Fly Technologies $495 per month for hosting the Company's Corporate Web Sites and the Developmental Web Sites under a month-to-month arrangement with the Company.

     In comparison, during the period from January 1, 1998 to December 31, 1998 ("Fiscal 1998"), the Company did not record any revenues.

                                    - 25 -
===============================================================================

     Although the Company's upscale gentlemen's club in San Francisco, California (the "Club") did not open until January 26, 2000, the Company recorded $687,362 in general and administrative expenses in Fiscal 1999. These expenses were primarily composed of: (i) rental expenses incurred for the lease of the property on which the Club is located; (ii) rental of two apartments in San Francisco (where one apartment is provided for the Club's manager and the other for use by the Company's management and consultants to the Company);
(iii) rental of the Company's executive office in La Jolla, California (which was later closed with office functions transferred and consolidated with the Company's offices at the Club; (iv) payment of salaries to the General Manager of the Club and other office and administrative staff; (v) payment of travel, entertainment, and promotional costs associated with the development of the Company's Club; and (vi) payment of accounting, legal, and other general and administrative expenses.

     And while the Company recorded $687,362 as General and Administrative Expenses in Fiscal 1999, this represented an 18.03% decline from $832,594 in General and Administrative Expenses recorded in Fiscal 1998. The decline in these expenses was primarily due to a reduction in travel and entertainment expenses.

     Total General and Administrative Expenses in Fiscal 1999 also included a charge of $3,042,000 recorded for stock options granted the Company's officers and directors. Included in this amount were two options granted the Company's Founder, Chairman, President, and CFO, Ralph M. Amato: (i) one option for the purchase of up to 1,200,000 shares of the Company's Common Stock (par value $0.001) at $0.25 per share (with no expiration date); and (ii) one option for the purchase of up to 600,000 shares of the Company's Common Stock (par value $0.001) at $0.25 per share (with a February 13, 2004 expiration date).

     Also included was a 250,000 share option granted the Company's Director, Michael L. Potter, Esq. This option is exercisable for the purchase of 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.

     As a result, Total General and Administrative Expenses in Fiscal 1999 were $3,729,362 or approximately 344.72% more than the $838,594 recorded in Fiscal 1998.

     Other Expenses in Fiscal 1999 were also higher than in Fiscal 1998. While the Company recorded Interest Income of $2,077 in Fiscal 1999 compared to $2,102 in Fiscal 1998 (in each case derived from temporary cash bank balances), the Company recorded an aggregate of $432,184 in Interest Expense in Fiscal 1999 compared to $139,098 in Interest Expense in Fiscal 1998.

     The increase of over 210.70% from Fiscal 1998 was due in large part to the Company's increased use of debt financing during Fiscal 1999 compared to Fiscal 1998. For example, as of December 31, 1999, the Company had an aggregate balance of $2,283,614 in secured and unsecured promissory notes outstanding. This compares to an aggregate of $1,255,668 in secured and unsecured promissory notes outstanding as of December 31, 1998. While these promissory notes carried interest rates ranging from 8% to 12%, overall the Company increased the dollar amount of these notes by nearly 82% in Fiscal 1999 compared to Fiscal 1998.

     In particular, the largest single component of this increase in Interest Expense was due in large part to the transaction that the Company had in June 1999 with the Company's largest creditor, Essex Capital Holdings, Ltd. ("Essex"). As of December 31, 1999, the Company owed Essex $959,674 under a Convertible Unsecured Promissory Note (the "Essex Note"). While the Essex Note represented approximately 42% of the aggregate outstanding amount of Notes Payable as of December 31, 1999, the Essex Note carries a 12% interest rate, requires quarterly interest payments, is convertible into the Company's Common Stock at $0.36 per share, and the principal amount of the Essex Note is due and payable in full on January 23,2001. The Essex Note, issued in June 1999 allows the Company to borrow up to $1,000,000 (subsequently increased to $1,500,000 in January 2000).

                                    - 26 -
===============================================================================

     The Company also recorded $369,974 in Depreciation Expense in Fiscal 1999 compared to zero Depreciation Expense in Fiscal 1998.

     As a result, the Company's Total Other Expenses in Fiscal 1999 were $800,081 in Fiscal 1999 which represented a 484.02% increase from Fiscal 1998. This resulted in a Deficit Before Income Taxes of $4,529,443 for Fiscal 1999 compared to a Deficit Before Income Taxes of $976,390 in Fiscal 1998.

     In both Fiscal 1999 and Fiscal 1998, the Company recorded $800 as a provision for the payment of its minimum corporate California Franchise Taxes. This resulted in the Company recording a Net Loss of $4,530,243 in Fiscal 1999 or a 363.98% increase in Net Losses from Fiscal 1998's Net Loss of $976,390.

     And although the Company weighted averages shares in Fiscal 1999 were 5,418,220 compared to only 2,409,687 weighted average shares outstanding in Fiscal 1998, the Company recorded a Net Loss per share of $0.84 in Fiscal 1999 compared to a Net Loss per share of only $0.41 per share in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had $11,500 in Total Current Assets compared to $2,519,069 in Total Current Liabilities. This striking imbalance between Total Current Assets and Total Current Liabilities underscores the illiquidity of the Company. The Company's significant reliance on short-term debt financing with the resulting obligation to pay these creditors
$2,519,069 on or before December 31, 2000 will be a significant financial burden on the Company and there can be no assurance that the Company will have the ability to satisfy the claims of these creditors.

     The Total Current Liabilities included $70,926 in Accounts Payable and Accrued Expenses, $164,529 in Accrued Interest, $600,000 in Convertible Debt for Construction Services, and $1,683,614 in Convertible Debt. Since the amount shown for Total Current Liabilities represents debts that must be repaid within 12 months from December 31, 1999, the Company will need to generate positive cash flows from its operations or otherwise obtain funds from other financing to repay this debt and, for that debt that is convertible, to convert the convertible debt into shares of the Company's Common Stock.

     While the Company had, as of December 31, 1999, no long term debt, the Company has no track record for its operations and there can be no basis to believe that the Company will be successful in obtaining the funds needed for the necessary repayment of any of this debt.

IMPACT OF INFLATION

     Because of the nature of its services, the Company does not believe that inflation has a significant impact on its sales or profits.

Item 7.  FINANCIAL STATEMENTS.

     The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
     The Company engaged the independent accounting firm of Sporl and Welker, the predecessor of Pannell Kerr Forster as the Company's independent auditor in October 1998. Pannell Kerr Forster resigned as the Company's auditor on December 17, 1999. The resignation did not arise out of any disagreement between the Company and Pannell Kerr Forster regarding any matter. Pannell Kerr Forster has stated that their resignation occurred because the industry in which the Company operates did not meet their long-term client profile objective.

                                    - 27 -
===============================================================================

     From December 1993 to March 1, 1996 the Company (through its predecessor, AEI-Nevada) engaged the firm of Harlan & Boettger as its independent auditor. Harlan & Boettger were dismissed by the Company.

     On March 18, 2000, the Company has engaged the services of Armando C. Ibarra, C.P.A. as its independent accountant to replace Pannell Ferr Forster.

     There have been no disagreements between the Company and any predecessor auditor during the past two fiscal years and any subsequent interim period prior to the termination of any said precdecessor's engagement. In each case, the change in auditors was determined by the Company's Chairman of the Board of Directors.

     While Pannell Kerr Forster's audit report on the financial statements for 1997 and 1998 contained a going concern modification, the Company does not have any disagreements between it and Pannell Kerr Forster through the date of Pannell Kerr Forster's termination.


                                  PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's By-laws authorize four directors. Currently the Company has only two Directors and intends, as opportunities become available, to identify two additional directors to serve on the Company's Board of Directors. The Directors serve until the next annual meeting of shareholders or until their successors are elected.

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                              Age   Position                  Date Elected

Ralph M. Amato                    49    President, Chairman, &      12/06/93
412 Broadway                            Chief Financial Officer
San Francisco, California 94133

Michael L. Potter, Esq.           48    Secretary & Director        01/29/96
412 Broadway
San Francisco, California 94133

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     RALPH M. AMATO, age 49, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

                                    - 28 -
===============================================================================

     MICHAEL L. POTTER, ESQ., age 48, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

     In addition, to the above officers and directors of the Company, the Company has entered into a six year employment agreement with Gary Marlin. Mr. Marlin is serving as the General Manager of the Company's existing Club. Mr. Marlin has over 13 years of experience in managing gentlemen's clubs.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission (the "Commission") as well as the Company and any exchange upon which the Company's Common Stock is listed.

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1999 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                                           Number of Reports
                                                             Not Filed on a
     Name                  Position                          Timely Basis(2)
-----------------------    ----------------------------    -----------------
Ralph M. Amato             President, Chairman of the       Form 3 & Form 5
                           Board, CFO(1)

Michael L. Potter, Esq.    Director(1)                      Form 3 &  Form 5

-----------------------
  (1) Also beneficial owner of more than 10% of equity securities of Registrant.

  (2) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 1999, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

                                    - 29 -
===============================================================================

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                    ----------------------------------------
Name and                                                       Other Annual
Principal Position         Year      Salary       Bonus    Compensation ($)*
----------------------     ----     --------      ------   -----------------
Ralph M. Amato             1997     $      0        $0              $0
Chairman, President        1998     $  7,600        $0              $0
  and CFO                  1999     $ 30,000        $0              $0

Michael L. Potter          1997     $      0        $0              $0
Secretary and Director     1998     $      0        $0              $0
                           1999     $      0        $0              $0

-----------------------
Footnote:
* The amounts shown do not include any value assigned to the Options granted in 1999 as follows:

     1) an option to purchase 1,200,000 shares of the Company's Common Stock exercisable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, Mr. Amato received an option to purchase 600,000 shares exercisable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004.

     2) an option to purchase 250,000 shares of the Company's Common Stock at $0.25 per share by Michael L. Potter, Esq. pursuant to a certain common stock purchase option granted by the Company's Board of Directors. This option expires on February 13, 2004.

     All of the above options have not been exercised and all of them would result in the Company issuing restricted shares of the Company's Common Stock. Each option does not require that the Company file any registration statement for the registration of the shares. With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.


                                    - 30 -
===============================================================================

                  OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
                     (1999 Fiscal Year Individual Grants)
                        No. of         Percent of
                      Securities     Total Options/
                      Underlying      SARs Granted     Exercise of
                     Options/SARs    to Employees in    Base Price   Expiration
Name                Granted (#)(1)   Fiscal Year (1)      ($/Sh)        Date
-----------------   --------------   ---------------   -----------   ----------
Ralph M. Amato        1,200,000           87.18%          $0.25         None
                        600,000                           $0.25       02-13-04

Michael L. Potter,      250,000           12.82%          $0.25       02-13-04
  Esq.

-----------------------
Footnote:
(1) Represents common stock purchase options granted the Company's officers and directors in 1999 (no options were granted in 1998). Prior to 1998 and except for an option to purchase 60,000 shares (at $0.50 per share) granted to Stanley V. Heyman, a former officer, the Company has not issued or granted any common stock purchase options to the Company's officers and directors. All of the options shown were granted in 1999.


STOCK OPTIONS

     The following table contains information concerning the grant of stock options made during fiscal 1999 to the Named Executive Officers:

                                    Options Grants in Last Fiscal Year
                                           Individual Grants
                        -------------------------------------------------------
                         Number of      % of Total
                          Shares         Options
                        Underlying       Granted       Exercise or
                         Options        Employees      Base Price    Expiration
Name                    Granted (#)   in Fiscal Year    ($/Share)       Date
-------------------     -----------   --------------   -----------   ----------
Ralph M. Amato           1,200,000                        $0.25         None
                           600,000        87.18%           0.25       02/13/04

Michael L. Potter, Esq.    250,000        12.82%          $0.25       02/13/04


     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 1999 and unexercised options held as of the end of that fiscal year.

     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
                                                 Number of
                                                   Shares       Value of
                           Shares               Underlying    Unexercised
                          Acquired              Unexercised   In-the-Money
                              on       Value     Options at    Options at
                          Exercise   Realized      FY-End        FY-End
Name                          (#)       ($)        (#)(1)       ($)(1)(2)
-----------------------   --------   --------   -----------   ------------
Ralph M. Amato               0          --       1,800,000      $450,000

Michael L. Potter, Esq.      0          --         250,000      $ 62,500

-----------------------
(1)  All options are presently exercisable.
(2) Market value of underlying securities minus the exercise price. Based on closing sale price of $0.50 per share on May 18, 2000.
(3)  Exercise price equal to $0.25 per share.


                                    - 31 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding beneficial ownership as of May 18, 2000 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of stock.

                                            Number of          Percentage
Name and Address                             shares             of class
--------------------------------          ------------          ----------
Ralph M. Amato.                           2,786,669(1)            34.33%
412 Broadway
San Francisco, California 94133

Michael L. Potter, Esq.                     270,000                3.33%
412 Broadway
San Francisco, California 94133

All Officers and
Directors as a Group (2 persons)          3,056,669(1)(2)         37.66%

-----------------------
(1) Represents shares owned by Ralph M. Amato, the Company's President, Chairman, Founder, and Chief Financial Officer. Includes 1,800,000 shares of Common Stock purchasable under options granted Mr. Amato.
(2) Includes 250,000 shares of Common Stock purchasable pursuant to options issued to Mr. Potter.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 13, 1999 and in recognition of the limited cash compensation paid, the Company's Board of Directors granted Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder, a common stock purchase option (the "First Amato Option") for the purchase of up to 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The First Amato Option granted Mr. Amato does not have an expiration date.On February 13, 1999, the Company granted Michael L. Potter, The Company's Secretary and a Director, a common stock purchase option for the purchase of up to 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

     On February 13, 1999, the Company granted Ralph M. Amato, the Company's President, Chairman, CEO, and Treasurer a common stock purchase option for the purchase of up to 600,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Second Amato Option"). The second Amato Option expires on February 13, 2004.

     As of September 30, 1999, the Company had outstanding a note receivable in the amount of $37,073 from its President and Chairman, Ralph M. Amato. The receivable is due and payable upon demand and bears interest at 5.85%. This note receivable compares to a $33,602 and $35,515 in note receivables due from Mr. Amato as of December 31, 1997 and December 31, 1998, respectively.

                                    - 32 -
===============================================================================

     In September 1999, the Company entered into a lease of two residential apartment units from Bayside Village at 180 Brannan Street Suite #217 and #406, San Francisco, California under a month-to-month lease at a combined monthly rental of $4,520.00. While one unit is used by the general manager of the Company's Club and the other unit is used by the Company's Chairman and any officers, employees, or consultants of the Company as the Company's business needs require, this transaction may be considered a transaction between the Company and Mr. Amato, the Company's founder, Chairman, and President.

     On October 25, 1999 the Company's Board of Directors accepted a loan of $70,000 from the Company's President, Ralph M. Amato. The loan is due and payable on or before October 25, 2000 and carries an interest rate of 10%.

     On January 15, 2000, the Company's Board of Directors accepted a loan of $16,000 from the Company's President, Ralph M. Amato. The loan is due and payable on or before October 25, 2000 and carries an interest rate of 10%.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                    - 33 -
===============================================================================

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     BoysToys.com, Inc.


By:  /S/ Ralph M. Amato                Date:  06/08/00
     --------------------------               --------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  06/08/00
     --------------------------               --------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  06/08/00
     --------------------------               --------
     Michael L. Potter, Esq.
     Director

                                    - 34 -
===============================================================================

                              ARMANDO C. IBARRA
                        CERTIFIED PUBLIC ACCOUNTANTS
                        (A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.
La Jolla, Ca. 92037

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1998 financial statements were audited by other auditors whose report dated August 31, 1999, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ ARMANDO C. IBARRA
---------------------
ARMANDO C. IBARRA, CPA

San Diego, California
April 12, 2000


                 350 E Steet, Suite H, Chula Vista,  CA  91910
Tel:  (619) 422-1348                                       Fax:  (619) 422-1465

                                  - F -  1 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998

                                    ASSETS
                                    ------
                                                          December 31,
                                                     1999             1998
                                                 ------------     ------------
Current Assets:
     Cash                                         $        2       $     -
     Prepaid Rent                                       -              24,000
     Prepaid Insurance                                 3,000             -
     Deposits                                          8,500          240,000
                                                  ----------       ----------
Total Current Assets                                  11,500          264,000

Property and Equipment, Net                        3,075,916          538,350

Other Assets:
     Note Receivable - Officer                        37,592           35,515
     Deposits                                         48,226           37,000
                                                  ----------       ----------
Total Other Assets                                    85,818           72,515

TOTAL ASSETS                                      $3,173,234       $  874,865
                                                  ==========       ==========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  2 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                          December 31,
                                                     1999             1998
                                                 ------------     ------------
Current Liabilities:
     Accounts Payable and Accrued Expenses        $   70,926       $  621,704
     Bank Overdraft                                     -              12,556
     Accrued Interest                                164,529          262,856
     Convertible Debt for Construction Services      600,000             -
     Convertible Debt                              1,683,614        1,255,668
                                                  ----------       ----------
Total Current Liabilities                          2,519,069        2,152,784

TOTAL LIABILITIES                                  2,519,069        2,152,784

Shareholders' (deficit) equity :
Preferred stock, $.01 par value ( 10,000,000
   authorized; none issued and outstanding.)            -                -
Common  Stock, $.01par value ( 20,000,000
   shares authorized; issued and outstanding:
   6,252,003 and 3,441,762 as of
   December 31, 1999 and 1998, respectively)          62,520           34,418
Additional Paid-in-capital                         8,510,721        2,013,996
Common stock subscribed                              (62,500)            -
Deficit accumulated during the development stage  (7,856,576)      (3,326,333)
                                                  ----------       ----------
Total Shareholders' (Deficit) Equity                 654,165       (1,277,919)

TOTAL LIABILITIES AND SHAREHOLDERS'
   (DEFICIT) EQUITY                               $3,173,234       $  874,865
                                                  ==========       ==========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  3 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999

                                                                   Dec  6, 1993
                                                                   (inception)
                                       Years Ended December 31,      through
                                          1999          1998       Dec 31, 1999
                                       ----------    ----------    -----------
Revenues                               $      916    $     -       $       916
                                       ----------    ----------    -----------

General and Administrative Expenses      (687,362)     (808,594)    (3,363,157)
Officer compensation in stock options  (3,042,000)      (30,000)    (3,072,000)
                                       ----------    ----------    -----------
Total General &
   Administrative Expenses             (3,729,362)     (838,594)    (6,435,157)

Other Income (Expenses):
Interest Income                             2,077         2,102          5,818
Interest Expense                         (432,184)     (139,098)      (754,519)
Offering Costs Written - off                 -             -          (297,944)
Depreciation                             (369,974)         -          (369,974)
                                       ----------    ----------    -----------
Total Other Income (Expenses)            (800,081)     (136,996)    (1,416,619)

Deficit Before Income Taxes            (4,529,443)     (975,590)    (7,851,776)

Provision for Income Taxes                   (800)         (800)        (4,800)
                                       ----------    ----------    -----------
Net loss                               $(4,530,243)  $  (976,390)  $(7,856,576)
                                       ===========   ===========   ===========

Net loss per share                     $    (0.84)   $    (0.41)
                                       ===========   ===========
Weighted average shares used
     for net loss per share              5,418,220     2,409,637
                                       ===========   ===========

Net loss per diluted share             $    (0.58)   $    (0.18)
                                       ===========   ===========
Weighted average shares used
     for net loss per diluted share      7,398,827     3,913,929
                                       ===========   ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  4 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
           From December 6, 1993 (inception) through December 31, 1999

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 6, 1993                   -      $   -      $     -           -      $   -      $       -      $       -
Issuance of common stock                  50,000        500        1,000        -          -              -             1,500
Sale of stock to common stock
  susbcribers upon full payment of
  subscription during December 1993       11,817        118          237        -          -              -               355
Common stock subscribed, net
  $50,871 of subscriptions receivable       -          -            -      1,666,667        119           -               119
Net Loss                                    -          -            -           -          -              (564)          (564)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1993                61,817        618        1,237   1,666,667        119           (564)         1,410

Sale of stock to common stock
  susbcribers upon full payment of
  subscription during June,1994        1,666,667     16,667       34,233  (1,666,667)      (119)          -            50,781
Issuance of common stock in
  private placement offering, net
  $10,067 of offering costs               71,442        714      203,546        -          -              -           204,260
Net Loss                                    -          -            -           -          -          (170,155)      (170,155)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1994             1,799,926     17,999      239,016        -          -          (170,719)        86,296

Issuance of common stock in
  private placement offering              56,761        568      169,717        -          -              -           170,285
Return and cancellation of
  common stock                          (139,000)    (1,390)       1,390        -          -              -              -
Issuance of common stock for
  services                               139,000      1,390      415,610        -          -              -           417,000
Net Loss                                    -          -            -           -          -          (777,674)      (777,674)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1995             1,856,687     18,567      825,733        -          -          (948,393)      (104,093)

Net Loss                                    -          -            -           -          -          (899,983)      (899,983)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1996             1,856,687     18,567      825,733        -          -        (1,848,376)    (1,004,076)

Net Loss                                    -          -            -           -          -          (501,567)      (501,567)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31,1997              1,856,687   $ 18,567   $  825,733           0   $   -      $ (2,349,943)  $ (1,505,643)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  5 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
           From December 6, 1993 (inception) through December 31, 1999

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1997             1,856,687   $ 18,567   $  825,733        -      $   -      $ (2,349,943)  $ (1,505,643)

Issuance of common stock on
  reverse merger                         602,811      6,028         -           -          -              -             6,028

Issuance of common stock on
  conversion of notes payable and
  accrued interest from September
  1998, through December 1998, at
  an average price of $1.37 per share    350,388      3,504      477,327        -          -              -           480,831

Issuance of common stock on
  conversion of accounts payable,
  January through October 1998, at
  an average price of $0.87 per share    186,376      1,864      160,620        -          -              -           162,484

Issuance of common stock for
  services, from January through
  October 1998, at an average price
  of $0.92 per share                     185,500      1,855      168,916        -          -              -           170,771

Issuance of common stock for
  construction escrow deposits in
  October 1998, at a price of
  $1.00 per share                        240,000      2,400      237,600        -          -              -           240,000

Issuance of common stock for
prepaid rent in December 1998,
at a price of $1.20 per share             20,000        200       23,800        -          -              -            24,000

Issuance of  stock options on
  conversion of accounts payable
  in October 1998, at a price of
  $1.00 per share                           -          -          90,000        -          -              -            90,000

Issuance of stock options to directors
  for services in October 1998, at a
  price of $1.00 per share                  -          -          30,000        -          -              -            30,000

Net Loss                                    -          -            -           -          -          (976,390)      (976,390)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996           0   $      0   $ (3,326,333)  $ (1,277,919)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  6 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
           From December 6, 1993 (inception) through December 31, 1999

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996        -      $   -      $ (3,326,333)  $ (1,277,919)

Issuance of common stock on
  exercise of option in September
  1999, at an exercise price of $0.25    100,000      1,000       24,000        -          -              -            25,000

Issuance of common stock on
  conversion of notes payable and
  accrued interest, from February
  1999 through June 1999, at an
  average price of $1.22 per share       962,985      9,630    1,171,529        -          -              -         1,181,159

Issuance of common stock for
  services, from April 1999 through
  December 1999, at an average
  price of $1.00 per share               562,377      5,624      556,753        -          -              -           562,377

Issuance of common stock in
  private placement offering from
  February 1999 through May 1999,
  at a price of $1.00 per share          909,879      9,098      900,780        -          -              -           909,878

Issuance of  stock options to
  directors for services in February
  1999                                      -          -       3,042,000        -          -              -         3,042,000

Issuance of common stock for
  cash and subscription receivable
  in March 1999, at a price of $1.00
  per share                              125,000      1,250      123,750     (62,500)   (62,500)          -            62,500

Issuance of stock in lieu of
  interest payment due in December
  1999                                   150,000      1,500       46,827        -          -              -            48,327

Beneficial conversion feature of
  convertible debt, from June 1999
  through December 1999                     -          -         631,086        -          -              -           631,086

Net Loss                                    -          -            -           -          -        (4,530,243)    (4,530,243)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1999             6,252,003   $ 62,520   $8,510,721     (62,500)  $(62,500)  $ (7,856,576)  $    654,165
                                       =========   ========   ==========   =========   ========   ============   ============

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  7 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998, and from December 6, 1993 (inception) through December 31, 1999

                                                                                              Dec  6, 1993
                                                                                              (inception)
                                                                 Years Ended December 31,       through
                                                                   1999            1998       Dec 31, 1999
                                                                -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                      $(4,530,243)   $  (976,390)   $(7,856,576)
  Non-cash operating activities included in deficit accumulated:
    Amortization and Depreciation                                   369,974          2,175        373,730
    Accrued rent converted into note payable                           -              -              -
    Issuance of common stock for services                           150,000        170,771      1,102,391
    Issuance of stock options to directors for services           3,042,000         30,000      3,072,000
    Financing costs of beneficial conversion feature of
      convertible debt                                              631,086           -           631,086
  (Increase) decrease in assets:
    Prepaid rent                                                     24,000           -              -
    Prepaid Insurance                                                (3,000)          -            (3,000)
    Note receivable-officer                                          (2,077)        (1,913)       (37,592)
    Deposits                                                        220,724           -           (56,726)
    Organization Costs                                                 -             1,445         (3,756)
  Increase (decrease) in liabilities :
    Accounts payable and accrued expenses                          (550,778)       231,257         70,926
    Construction contract payable                                   600,000           -           600,000
    Accrued interest                                                (98,237)       159,490        164,529
                                                                -----------    -----------    -----------
Net cash used in operating activities                              (146,551)      (383,165)    (1,942,988)
                                                                ===========    ===========    ===========
Cash Flows from Investing Activities
    Capital expenditures on leasehold improvements               (2,907,540)          -        (3,445,890)
                                                                -----------    -----------    -----------
Net cash used in investing activities                            (2,907,540)          -        (3,445,890)
                                                                ===========    ===========    ===========
Cash Flows from Financing Activities :
  Increase (decrease) in bank overdraft                             (10,309)        10,309        (10,309)
  Increase (decrease) in convertible notes                         (834,513)       366,828        423,940
  Borrowings on convertible debt                                  1,259,674           -         1,259,674
  Issuances of common stock                                       1,656,035           -         2,714,598
  Proceeds from private placement                                   909,879          6,028        909,879
  Issuance of stock in lieu of interest                              48,327           -            48,327
  Proceeds on exercise of stock options                              25,000           -            25,000
                                                                -----------    -----------    -----------
Net cash provided by financing activities                         3,054,093        383,165      5,381,418
                                                                ===========    ===========    ===========
Net increase in cash                                                      2           -            (7,460)

Cash at Beginning of Year                                              -              -              -
                                                                -----------    -----------    -----------
Cash at End of Year                                             $         2    $         0    $    (7,460)
                                                                ===========    ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  8 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998, and from December 6, 1993 (inception) through December 31, 1999

                                                                                              Dec  6, 1993
                                                                                              (inception)
                                                                 Years Ended December 31,       through
                                                                   1999            1998       Dec 31, 1999
                                                                -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for:
  Interest (Net of amount capitalized)                          $      -       $    (1,880)   $    (1,880)
                                                                ===========    ===========    ===========

  Income Taxes                                                  $      (800)   $      (800)   $      (800)
                                                                ===========    ===========    ===========

Noncash investing and financing activities:

Issuance of common stock and stock options on
  conversion of debt                                            $(1,181,158)   $  (733,315)   $(1,914,473)
                                                                ===========    ===========    ===========
Issuance of common stock and stock options for
  goods and services                                            $  (609,204)   $  (264,000)   $  (873,204)
                                                                ===========    ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  9 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 1 - ORGANIZATION AND BUSINESS

BoysToys.com., Inc. (formerly Alternative Entertainment, Inc.) was incorporated in the state of Delaware on April 21, 1997, under the name Wagg Corp. ("Wagg"). BoyToys.com, Inc. engages in the business of developing, owning and operating nightclubs providing exotic dance entertainment combined with a full service restaurant, lounge, and business meeting facilities.

On December 6, 1993 Alternative Entertainment, Inc. a Nevada corporation ("AEI Nevada") was formed. On June 11, 1999, a wholly owned subsidiary was formed, RMA of San Francisco, Inc., a California Corporation, which will be the operating entity for the first such nightclub facility in San Francisco, California.

On January 15, 1998, AEI Nevada acquired 80% of the outstanding common stock of Wagg. On January 25, 1998, the shareholders of AEI Nevada voted to execute a one-for-three reverse split of its common stock. On January 26, 1998, the shareholders of Wagg voted to execute a one-for-two reverse split of its common stock. Number of shares and per share amounts have been restated as though the transaction occurred on December 6, 1993 (Inception).

Following these actions and on January 28, 1998, the Wagg Board of Directors voted to approve a plan and agreement of reorganization between Wagg and AEI Nevada. Under the terms of the reorganization, each outstanding share of Wagg's common stock was exchanged for one share of AEI Nevada common stock and all of the assets of AEI Nevada were transferred to Wagg. This resulted in AEI Nevada becoming a wholly-owned subsidiary of Wagg. In conjunction with these actions, the shareholders of Wagg approved an amendment of Wagg's Certificate of Incorporation to change its name to Alternative Entertainment, Inc., a Delaware Corporation ("AEI"). The reorganization has been accounted for as a reverse acquisition with a public shell. Accordingly, the accompanying consolidated financial statements have been presented as if AEI Nevada had always been a part of Wagg.

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity for all periods consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. Subsequently, in January 2000, operations commenced at the Company's first location in San Francisco.

                                  - F - 10 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant intercompany transactions and balances have been eliminated.

FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate fair value due to the immediate short-term maturity of these financial instruments.

The fair value of the Company's notes payable and convertible debt approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The company is currently capitalizing all leasehold improvements, equipment and fixtures associated with the development of its first establishment located in San Francisco, California. No depreciation or amortization was recorded in 1998 because the Company was in the development stage and the assets had not yet been placed into service. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.
Leasehold improvements will be amortized using the straight-line method over the shorter of the life of the improvements or the length of the lease.
The company started recording depreciation and amortization expense in 1999 consistent with generally accepted accounting principles.

Leasehold improvements are primarily architectural, planning and construction costs associated with construction of the facility. Equipment and fixtures are primarily computer systems, furniture, lighting, sound and video equipment.

                                  - F - 11 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 34. Consequently, interest cost related to the construction of the Company's first establishment is capitalized and will be amortized consistent with the leasehold improvements. Capitalized interest totaled $284,496 and $31,422 as of December 31, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement allows entities to measure compensation costs related to awards of stock-based compensation, using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method.

Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but are required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of . No impairment of long-lived assets has been recognized.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                  - F - 12 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIC LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 6, 1993 (inception).

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised. During the years ended December 31, 1997 and 1998, options to purchase zero and 120,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. Furthermore, the stock options issued to officer in 1999 have also been excluded from the weighted average share computation. This is consistent with accounting principles because during 1999 the average market price of the shares was not greater than the exercise stock option price and was therefore anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $37,592 and $35,515 is due from an officer of the Company as of December 31, 1999 and 1998, respectively. This note bears interest at 5.85% and is due upon demand.

                                  - F - 13 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 4 - BARTER CREDIT

On February 18, 1998, the Company purchased $530,000 of Barter Credits via the future issuance of 100,000 shares of common stock of the Company. The Barter Credits entitle the Company to receive goods and services with a fair value estimated at $530,000 in excess of cash payments made. Management has valued the Barter Credits at $100,000, which is management's estimate of the fair value of the Company's common stock at the time the transaction was entered into. As the Company utilizes the Barter Credits, it will record a stock issuance for par value and additional paid-in capital for the excess of the fair value of the goods and/or services received over cash payments made plus the pro-rata portion of the available Barter Credits utilized to the fair value of the Barter Credits estimated ($100,000) by the Company. The shares to be issued are subject to restrictions on their transferability of up to two years. The Barter Credits expire sixty months from February 18, 1998, unless the Company has used at least $100,000 of the Barter Credits during this period, which will extend the remaining Barter Credits through February 18, 2008. Management has elected to omit the $100,000 asset reflected in the 1998 year end financial statements and the paid-in capital associated with it.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1999 and 1998, consists of the following:
                                                 December 31,
                                           1999                1998
                                        ----------          ----------
     Equipment and fixtures             $  247,816          $     -
     Leasehold improvements:
       Capitalized construction costs    2,913,578             506,928
       Capitalized interest                284,496              31,422
     Less: accumulated depreciation       (369,974)               -
                                        ----------          ----------
                                        $3,075,916          $  538,350
                                        ==========          ==========


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                 December 31,
                                           1999                1998
                                        ----------          ----------
     Accounts payable                   $   70,926          $  597,214
     Accrued expenses                         -                 24,490
                                        ----------          ----------
                                        $   70,926          $  621,704

                                  - F - 14 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 7 - NOTES PAYABLE

Notes payable as of December 31, 1999 and 1998, consist of the following:

                                                             December 31,
                                                          1999         1998
                                                       ----------   ----------
Secured promissory notes with issuance dates
ranging from September 1995 to February 1999,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                           $  423,940   $1,120,268

Unsecured non-negotiable promissory notes
dated September 1997, with an interest rate of
12% computed on a daily basis.  The notes,
including principal and interest, are due six
months from the issuance date.  These notes
were not paid at their maturity dates and are due
upon demand.                                                -0-         60,000

Unsecured promissory notes with issuance dates
ranging from May 1997 to December 1997, with
an interest rate of 12% per annum, with interest
payable on a quarterly basis.  These notes were
not paid at their maturity dates and are due upon
demand.                                                     -0-         50,000

Unsecured promissory notes dated in 1996 and
1997 due to related parties upon demand, with an
interest rate of 12% per annum                              -0-         25,400

                                  - F - 15 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTES 7 - NOTES PAYABLE (Continued)

                                                             December 31,
                                                          1999         1998
                                                       ----------   ----------
Unsecured convertible promissory note which is
not to exceed $1,000,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                         959,674        -0-

Unsecured convertible promissory note dated
January 10, 1999 with an interest rate at 10%
per annum.  Principal, and accrued interest, is
payable on or before January 10, 2000.                    600,000        -0-

Unsecured convertible promissory of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.                                                300,000        -0-
                                                       ----------   ----------
                                                       $2,283,614   $1,255,668
                                                       ==========   ==========

Accrued interest related to notes payable totaled $164,529 and $262,856 as of December 31, 1999 and 1998 respectively. During 1999 notes payable of $999,513 plus accrued interest were converted into shares of common stock.


NOTE 8 - SHAREHOLDERS' EQUITY

STOCK OPTIONS ISSUED ON CONVERSION OF ACCOUNTS PAYABLE

During the year ended December 31, 1998, the Company issued options to purchase 60,000 shares of common stock at an exercise price of $1 per share, on the conversion of $90,000 of accounts payable. None of the options had been exercised at year-end and expire on December 31, 2000.

                                  - F - 16 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

STOCK OPTION PLANS

The Company has approved two stock option plans that become effective
January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999 respectively, with a corresponding credit to additional paid in capital.

The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1997. Under SFAS No. 123, the fair value of each option granted is estimated on the measurement date utilizing the then current fair market value of the underlying shares, as estimated by management, less the exercise price discounted over the average expected life of the options of 10 years, with an average risk free interest rate of 5%, price volatility of .1 and no dividends. Had compensation cost for all awards been determined based on the fair method as prescribed by SFAS No. 123, reported net (loss) and net (loss) per common share would have been as follows:

                                                December 31,
                                             1999            1998
                                          -----------     -----------
     Net (loss):
          As reported                     $(4,530,243)    $  (976,390)
          Pro forma                       $(4,218,245)    $  (988,082)
     Basic net (loss) per share:
          As reported                     $     (.83)     $    (0.41)
          Pro forma                       $     (.78)     $    (0.41)
     Diluted net (loss) per share:
          As reported                     $     (.61)     $    (0.18)
          Pro forma                       $     (.57)     $    (0.25)

                                  - F - 17 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

A summary of the activity of the stock options for the year ended
December 31, 1999 is as follows:

                                               December 31, 1999
                                         -------------------------------
                                                        Weighted Average
                                            Share        Exercise Price
                                         -----------    ----------------
  Outstanding at beginning of period         120,000       $  0.75
  Granted                                  1,950,000          0.25
  Forfeited                                    -0-
  Exercised                                 (100,000)         0.25
                                         -----------    ----------------
  Exercisable at end of period           $ 1,970,000          0.35

  Weighted-average fair value of options
       granted during the period                           $  0.64
                                                           ========

  Weighted-average remaining contractual life              10 years
                                                           ========


NOTE 9 - INTEREST EXPENSE

                                                                   Dec  6, 1993
                                                                   (inception)
                                       Years Ended December 31,      through
                                          1999          1998       Dec 31, 1999
                                       ----------    ----------    -----------
     Interest expense incurred         $  716,680    $  139,098    $ 1,105,430
     Less:  Capitalization interest      (284,496)         -          (233,070)
                                       ----------    ----------    -----------
     Net Interest expense              $  432,184    $  139,098    $   782,360
                                       ==========    ==========    ===========

                                  - F - 18 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 10 - INCOME TAXES

Provision for income taxes is summarized as follows:

                                                                   Dec  6, 1993
                                                                   (inception)
                                       Years Ended December 31,      through
                                          1999          1998       Dec 31, 1999
                                       ----------    ----------    -----------
                                                                   (Unaudited)

     Current income taxes              $     (800)   $     (800)   $    (4,800)
     Deferred income taxes                   -             -              -
                                       ----------    ----------    -----------
     Provision for income taxes        $     (800)   $     (800)   $    (4,800)
                                       ==========    ==========    ===========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

                                                December 31,
                                             1999            1998
                                          -----------     -----------
     Deferred tax assets:
     Net operating loss carryforwards     $ 2,248,725     $ 1,008,000
     Other                                      -0-            12,000
                                          -----------     -----------

     Gross deferred tax assets              2,248,725       1,020,000
     Valuation allowance                   (2,248,725)     (1,020,000)
                                          -----------     -----------

     Net deferred tax assets              $     -0-       $     -0-
                                          ===========     ===========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $363,000 and $140,000 from 1997 and 1996 respectively.

As of December 31, 1999, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $4,500,000, which expire through 2019. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

                                  - F - 19 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 11 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility. The operating lease is for a period of ten years with two renewal options, each for an additional five years. At December 31, 1999, minimum annual rental commitments under this non-cancelable lease were as follows:

                     Year Ending
                     -----------
                        2000           195,600
                        2001           201,600
                        2002           201,600
                        2003           201,600
                     Thereafter        128,400
                                     ---------
                                     $ 928,800
                                     =========

Rent expense for the years ended December 31, 1999 and 1998 was $209,041 and $157,026, respectively.


NOTE 12 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $501,567 and $976,390 for the years ended December 31, 1997 and 1998, respectively, and has incurred a deficit totaling $7,856,576 since its inception in 1993. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 13 - SUBSEQUENT EVENTS

COMMENCEMENT OF OPERATIONS

During October 1999 the Company completed its 15,000 square foot nightclub facility in San Francisco, California and received its certificate of final completion.

In January 1999 the Company commenced operations of their first location in San Francisco, California.

                                  - F - 20 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1999 and 1998,
         and from December 6, 1993 (inception) through December 31, 1999



NOTE 13 - SUBSEQUENT EVENTS (Continued)

CONVERTIBLE DEBT

In April 2000 the Company converted the $600,000 note due, plus accrued interest, to WB Elmer & Co. for construction services into 335,000 common shares.

Management expects that the other outstanding convertible debt of 1,259,674 will be fully converted by March 2001.

                                  - F - 21 -
===============================================================================