Form 10QSB
period 2000-03-31
BOYSTOYS COM INC
filed 2000-06-21
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ending March 31, 2000
                        Commission File No. 000-28684


                             BoysToys.com, Inc.
                             ------------------
           (Exact name of Registrant as specified in its Charter)

Incorporated under the Laws
of the State of Delaware                                            33-0824801
---------------------------                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

                 412 Broadway, San Francisco, California 94133
                 ---------------------------------------------
                    (Address of principle executive office)

                             (415) 391-2800
                             --------------
              (Registrant's telephone number, including area code)

             7825 Fay Avenue, Suite 200, La Jolla, California 92037
             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                        if changed since last report)

                 Common Stock Outstanding at March 31, 2000
                 7,298,639 Shares at $0.001 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      NO  X  .


-------------------------------------------------------------------------------

                             BoysToys.com, Inc.

                             TABLE OF CONTENTS


                                                                         Page
                                                                        Number
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements & Letter of Independent Accountants
         Consolidated Balance Sheets
              March 31, 2000 (unaudited) and December 31, 1999 . . . .  3 & F-1
         Consolidated Statements of Operations (unaudited)
              Three Months Ended March 31, 2000 (unaudited)
              and Three Months Ended March 31, 1999 (unaudited)  . . .    F-4
         Statements of Changes in Shareholders' Equity (unaudited)
              From December 6, 1993 (inception) through March 31, 2000    F-5
         Consolidated Statements of Cash Flows (unaudited)
              Three Months Ended March 31, 2000 and March 31, 1999 . .    F-8
         Notes to Consolidated Financial Statements (unaudited)  . . .    F-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .        4
Item 2A. Factors That May Affect Future Results  . . . . . . . . . .        6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .       12
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .       12
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .       12
Item 4.  Submission of Matters to a Vote of Security Holders . . . .       12
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .       12
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .       12

                                    -  2 -
-------------------------------------------------------------------------------

                        PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra, C.P.A.                 Members of the California Society of
Armando Ibarra, Jr., C.P.A.                          Certified Public Accounts


The Board of Directors
BoysToys.com, Inc.


We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of March 31, 2000 and March 31, 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

A review consists principally of inquiries of management and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/S/ ARMANDO C. IBARRA
----------------------
ARMANDO C. IBARRA, CPA


Chula Vista, California
May 10, 2000


                                    - F1 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                        Consolidated Balance Sheets
                March 31, 2000 (unaudited) and December 31, 1999
                                    ASSETS
                                    ------

                                                       2000          1999
                                                    ----------    ----------
Current Assets:
     Cash                                           $   24,821    $  371,621
     Inventory                                          57,341          -
     Prepaid expenses                                   41,694        12,000
     Employee advances                                     200          -
     Deposits                                             -          240,000
                                                    ----------    ----------
Total Current Assets                                   124,056       623,621

Property and Equipment, Net                          3,063,774       666,060

Other Assets:
     Note Receivable - Officer                          83,827        35,515
     Investment in Fine Art                             10,000          -
     Deposits                                           56,726        37,000
                                                    ----------    ----------
Total Other Assets                                     150,553        72,515

TOTAL ASSETS                                        $3,338,383    $1,362,196
                                                    ==========    ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F2 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                        Consolidated Balance Sheets
                March 31, 2000 (unaudited) and December 31, 1999
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2000          1999
                                                    ----------    ----------
Current Liabilities:
     Accounts Payable                               $   70,026    $  596,586
     Equipment payable                                  33,325          -
     Accrued Interest                                   76,555       294,248
     Convertible Debt                                1,925,095     1,294,209
                                                    ----------    ----------
Total Current Liabilities                            2,105,001     2,185,043

TOTAL LIABILITIES                                    2,105,001     2,185,043


Shareholders' (deficit) equity :

Preferred stock, $.01 par value ( 10,000,000
     authorized; none issued and outstanding.)            -             -
Common  Stock, $.01 par value ( 20,000,000
     shares authorized; issued and outstanding:
     7,298,639 and 3,999,400 as of March 31, 2000       72,986        39,994
     and 1999, respectively)

Additional Paid-in-capital                           9,436,068     2,628,594
Common stock subscribed                                (62,500)      (62,500)
Deficit accumulated during the development stage
     (to 12/31/99)                                  (7,856,576)   (3,428,935)
Deficit                                               (356,596)         -
                                                    ----------    ----------
Total Shareholders' (Deficit) Equity                 1,233,382      (822,847)

TOTAL LIABILITIES AND SHAREHOLDERS'
     (DEFICIT) EQUITY                               $3,338,383    $1,362,196
                                                    ==========    ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F3 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                      Consolidated Statements of Operations
                For the Three Months Ended March 31, 2000 and 1999

                                                       2000          1999
                                                    ----------    ----------
Revenues:
     Sales *                                        $  499,976    $        0

     Cost of Sales                                     150,124             0
                                                    ----------    ----------
     Gross Profit                                      349,852             0

     General and Administrative Expenses              (551,126)      (71,376)
                                                    ----------    ----------
Total General & Administrative Expenses               (551,126)      (71,376)

Operating loss                                        (201,274)      (71,376)

Other Income (Expenses):
     Interest Income                                       552         1,694
     Interest Expense                                  (73,680)      (32,920)
     Depreciation                                      (81,394)         -
                                                    ----------    ----------
Total Other Income (Expenses)                         (154,522)      (31,226)

Deficit Before Income Taxes                           (355,796)     (102,602)

Provision for Income Taxes                                (800)         (800)
                                                    ----------    ----------
Net loss                                            $ (356,596)   $ (103,402)
                                                    ==========    ==========

Net loss per share                                  $   (0.05)    $   (0.04)
                                                    ==========    ==========

Weighted average shares used
     for net loss per share                          6,664,882     2,918,630
                                                    ==========    ==========

Net loss per diluted share                          $   (0.03)    $   (0.05)
                                                    ==========    ==========

Weighted average shares used
  for net loss per diluted share                    10,413,735     2,530,927
                                                    ==========    ==========

* Note: The Company commenced operations on January 26, 1999. Thus, the amounts reflected for revenues are for two months and four days and not for the complete three month period that ended March 31, 1999.

       See Accountants' Report and Notes to the Financial Statements.

                                    - F4 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
      Statements of Changes in Shareholders' (Deficit) Equity (unaudited)
           From December 6, 1993 (inception) through March 31, 2000


                                                                                                      Deficit
                                                                                                    Accumulated
                                                              Additional         Common stock         During
                                         Common Stock           Paid-in           Subscribed        Development
                                      Shares       Amount       Capital      Shares       Amount       Stage        Total
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 6, 1993                 -      $     -      $     -            -      $     -      $     -      $     -

 Issuance of common stock               50,000          500        1,000         -            -            -           1,500

 Sale of stock to common stock
 susbcribers upon full payment of
 subscription during December, 1993     11,817          118          237         -            -            -             355

 Common stock subscribed, net
 $50,871 of subscriptions receivable      -            -            -       1,666,667          119         -             119

 Net Loss                                 -            -            -            -            -            (564)        (564)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1993              61,817          618        1,237    1,666,667          119         (564)       1,410

 Sale of stock to common stock
 susbcribers upon full payment of
 subscription during June,1994       1,666,667       16,667       34,233   (1,666,667)        (119)        -          50,781


 Issuance of common stock in
 private placement offering, net
 $ 10,067 of offering costs             71,442          714      203,546         -            -            -         204,260

 Net Loss                                 -            -            -            -            -        (170,155)    (170,155)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1994           1,799,926       17,999      239,016         -            -        (170,719)      86,296

 Issuance of common stock in
 private placement offering             56,761          568      169,717         -            -            -         170,285

 Return and cancellation of
 common stock                         (139,000)      (1,390)       1,390         -            -            -            -

 Issuance of common stock for
 services                              139,000        1,390      415,610         -            -            -         417,000

 Net Loss                                 -            -            -            -            -        (777,674)    (777,674)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1995           1,856,687       18,567      825,733         -            -        (948,393)    (104,093)


 Net Loss                                 -            -            -            -            -        (899,983)    (899,983)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996           1,856,687       18,567      825,733         -            -      (1,848,376)  (1,004,076)

 Net Loss                                 -            -            -            -            -        (501,567)    (501,567)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1997           1,856,687   $   18,567   $  825,733         -     $      -     $(2,349,943) $(1,505,643)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

       See Accountants' Report and Notes to the Financial Statements.

                                    - F5 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
      Statements of Changes in Shareholders' (Deficit) Equity (unaudited)
           From December 6, 1993 (inception) through March 31, 2000


                                                                                                      Deficit
                                                                                                    Accumulated
                                                              Additional         Common stock         During
                                         Common Stock           Paid-in           Subscribed        Development
                                      Shares       Amount       Capital      Shares       Amount       Stage        Total
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997           1,856,687   $   18,567   $  825,733         -      $     -     $(2,349,943) $(1,505,643)

 Issuance of common stock on
 reverse merger                        602,811        6,028         -            -            -            -           6,028

 Issuance of common stock on
 conversion of notes payable and
 accrued interest from September
 1998, through December 1998, at
 an average price of $1.37 per share   350,388        3,504      477,327         -            -            -         480,831

 Issuance of common stock on
 conversion of accounts payable,
 January through October 1998, at
 an average price of $0.87 per share   186,376        1,864      160,620         -            -            -         162,484

 Issuance of common stock for
 services, from January through
 October 1998, at an average price
 of $0.92 per share                    185,500        1,855      168,916         -            -            -         170,771

 Issuance of common stock for
 construction escrow deposits in
 October 1998, at a price of
 $1.00 per share                       240,000        2,400      237,600         -            -            -         240,000

 Issuance of common stock for
 prepaid rent in December 1998,
 at a price of $1.20 per share          20,000          200       23,800         -            -            -          24,000

 Issuance of  stock options on
 conversion of accounts payable
 in October 1998, at a price of
 $1.00 per share                          -            -          90,000         -            -            -          90,000

 Issuance of stock options to directors
 for services in October 1998, at a
 price of $1.00 per share                 -            -          30,000         -            -            -          30,000

 Net Loss                                 -            -            -            -            -        (976,390)    (976,390)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998           3,441,762   $   34,418   $2,013,996            0   $        0  $(3,326,333) $(1,277,919)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

       See Accountants' Report and Notes to the Financial Statements.

                                    - F6 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
      Statements of Changes in Shareholders' (Deficit) Equity (unaudited)
           From December 6, 1993 (inception) through March 31, 2000


                                                                                                      Deficit
                                                                                                    Accumulated
                                                              Additional         Common stock         During
                                         Common Stock           Paid-in           Subscribed        Development
                                      Shares       Amount       Capital      Shares       Amount       Stage        Total
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998          3,441,762    $   34,418   $2,013,996         -      $     -     $(3,326,333) $(1,277,919)

 Issuance of common stock on
 exercise of option in September
 1999, at an exercise price of $0.25  100,000         1,000       24,000         -            -            -          25,000

 Issuance of common stock on
 conversion of notes payable and
 accrued interest, from February
 1999 through June 1999, at an
 average price of $1.22 per share     962,985         9,630    1,171,529         -            -            -       1,181,159

 Issuance of common stock for
 services, from April 1999 through
 December 1999, at an average
 price of $1.00 per share             562,377         5,624      556,753         -            -            -         562,377

 Issuance of common stock in
 private placement offering from
 February 1999 through May 1999,
 at a price of $1.00 per share        909,879         9,098      900,780         -            -            -         909,878

 Issuance of  stock options to
 directors for services in February
 1999                                    -             -       3,042,000         -            -            -       3,042,000

 Issuance of common stock for
 cash and subscription receivable
 in March 1999, at a price of $1.00
 per share                            125,000         1,250      123,750      (62,500)     (62,500)        -          62,500

 Issuance of stock in lieu of
 interest payment due in December
 1999                                 150,000         1,500       46,827         -            -            -          48,327

 Beneficial conversion feature of
 convertible debt, from June 1999
 through December 1999                   -             -         631,086         -            -            -         631,086

 Net Loss                                -             -            -            -            -      (4,530,243)  (4,530,243)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999           6,252,003   $   62,520   $8,510,721      (62,500)  $  (62,500) $(7,856,576)  $  654,165
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

 Issuance of stock in lieu of
 interest payment due in March
 2000 to Essex Capital                  75,000          750       31,745         -            -            -          32,495

 Issuance of stock for new short
 term as prepaid interest at $.20
 per share to Lewis Chin                50,000          500        9,500         -            -            -          10,000

 Issuance of common stock on
 conversion of note payable for
 construction services from W.B.
 Elmer at $2.00 per share.             335,000        3,350      596,650         -            -            -         600,000

 Issuance of common stock on
 conversion of notes payable and
 accrued interest, from May and
 December 1997 at an average
 price of $0.50 per share              100,000        1,000       49,000         -            -            -          50,000

 Issuance of common stock for
 services, from January 1, through
 March 31, 2000, at an average
 price of $0.50 per share              486,636        4,866      238,452         -            -            -         243,318

 Net Loss                                 -            -            -            -            -        (356,596)    (356,596)
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2000              7,298,639   $   72,986   $9,436,068      (62,500)  $  (62,500) $(8,213,172)  $1,233,382
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F7 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2000 and 1999

                                                       2000          1999
                                                    ----------    ----------
Cash Flows from Operating Activities:
 Net  Loss                                          $ (301,659)   $ (103,402)
 Non-cash operating activities included in deficit
 accumulated :
    Amortization and Depreciation                       81,394          -
 (Increase) decrease in assets :
    Inventory                                          (57,341)         -
    Prepaid expenses                                   (38,694)       12,000
    Employee advances                                     (200)         -
    Note receivable-officer                            (46,235)         -
 Increase (decrease) in liabilities :
    Accounts payable                                      (900)      (24,318)
    Equipment contract payable                          33,323          -
    Accrued interest                                    41,065        31,392
                                                    ----------    ----------
Net cash used in operating activities                 (289,247)      (84,328)
                                                    ==========    ==========

Cash Flows from Investing Activities
     Purchase of equipment and improvements            (69,252)     (127,710)
     Investment in fine art                            (10,000)         -
                                                    ----------    ----------
Net cash used in investing activities                  (79,252)     (127,710)
                                                    ==========    ==========

Cash Flows from Financing Activities :
 Increase (decrease) in convertible notes              150,000        38,541
 Srock issuances                                       243,318       557,674
                                                    ----------    ----------
Net cash provided by financing activities              393,318       596,215
                                                    ==========    ==========

Net increase in cash                                    24,819       384,177

Cash at Begining of Period                                   2       (12,556)
                                                    ----------    ----------
Cash at End of Period                               $   24,821    $  371,621
                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for :
 Interest ( Net of amount capitalized )             $    2,125    $    1,528
                                                    ==========    ==========

 Income Taxes                                       $      800    $     -
                                                    ==========    ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F8 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity during the past two years consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. On January 26, 2000 operations commenced at the Company's first location in San Francisco.

                                    - F9 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

                                    - F10 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

                                    - F11 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised. During the years ended December 31, 1997, 1998 and for the three months ended March 31, 2000 options to purchase zero and 120,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. Furthermore, the stock options issued to an officer of the Company in 1999 have also been excluded from the weighted average share computation.

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


NOTE 3  - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $83,827 is due from an officer of the Company as of March 31, 2000. This note bears interest at 5.85% and is due upon demand.

                                    - F12 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 4  - BARTER CREDIT

On February 18, 1998, the Company purchased $530,000 of Barter Credits via the future issuance of 100,000 shares of common stock of the Company. The Barter Credits entitle the Company to receive goods and services with a fair value estimated at $530,000 in excess of cash payments made. Management has values the Barter Credits at $100,000, which is management's estimate of the fair value of the Company's common stock at the time the transaction was entered into. As the Company utilizes the Barter Credits, it will record a stock issuance for par value and additional paid-in capital for the excess of the fair value of the goods and/or services received over cash payments made plus the pro-rata portion of the available Barter Credits utilized to the fair value of the Barter Credits estimated ($100,000) by the Company. The shares to be issued are subject to restrictions on their transferability of up to two years. The Barter Credits expire sixty months from February 18, 1998, unless the Company has used at least $100,000 of the Barter Credits during this period, which will extend the remaining Barter Credits through February 18, 2008.


NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2000 consists of the following:

     Equipment and fixtures                          299,782
     Leasehold improvements:
          Capitalized construction costs           2,930,864
          Capitalized interest                       284,496
     Less: accumulated depreciation                 (451,368)
                                                ------------
                                                $  3,063,774
                                                ============

     Depreciation expense for the period was $81,394.


NOTE 6  - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                               March 31, 2000
                                                ------------
     Accounts payable                           $     70,926
     Accrued expenses                                  -0-
                                                ------------
                                                $     70,926
                                                ============

                                    - F13 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 7  - NOTES PAYABLE

Notes payable as of March 31, 2000 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to February 1999,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                     441,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                              1,083,154

Unsecured short-term note issued on January
23, 2000 with an interest rate at 10%per annum.
Interest was prepaid with 50,000 shares.  Principal
is payable on or before January 31, 2001.                        100,000


Unsecured convertible promissory of $490,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.                                                       300,000

                                                              ----------

                                                              $1,925,094

                                                              ==========

Accrued interest related to notes payable totaled $ 76,816 as of March 31, 2000.

                                    - F14 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 8  - SHAREHOLDERS' EQUITY

STOCK OPTIONS ISSUED ON CONVERSION OF ACCOUNTS PAYABLE

During the year ended December 31, 1998, the Company issued options to purchase 60,000 shares of common stock at an exercise price of $1 per share, on the conversion of $90,000 of accounts payable. None of the options have been exercised and expire on December 31, 2000.

STOCK OPTION PLANS

The Company has approved two stock option plans that become effective
January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999 respectively, with a corresponding credit to additional paid in capital. No issuances have occured in the current year.

A summary of the activity of the stock options for the three months ended March 31, 2000 is as follows:

                                                 Weighted Average
                                               Share      Exercise Price
                                             ----------     ----------

     Outstanding at beginning of period      1,970,000         0.75
     Granted                                     -0-           0.25
     Forfeited                                   -0-
     Exercised                                   -0-           0.25
                                             ----------     ----------
     Exercisable at end of period           $1,970,000         0.35
                                             ==========     ==========

     Weighted-average remaining contractual life             10 years
                                                            ==========

                                    - F15 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 9  - INCOME TAXES

Provision for income taxes is summarized as follows:

                                Year ended December 31, 2000
                                ----------------------------
     Current income taxes               $    (800)
     Deferred income taxes                   -
                                        ---------
     Provision for income taxes         $    (800)
                                        =========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

                                                    December 31,
                                                1999           1998
                                             ----------     ----------
     Deferred tax assets:
     Net operating loss carryforwards        $2,248,725     $1,008,000
     Other                                        -0-           12,000
     Gross deferred tax assets                2,248,725      1,020,000
     Valuation allowance                     (2,248,725)    (1,020,000)
                                             ----------     ----------
          Net deferred tax assets            $    -0-       $    -0-
                                             ==========     ==========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 1999, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $4,800,000, which expire through 2019. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. There was no deferred income tax computed or accumulated for the first three months of year 2000.

                                    - F16 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 10 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility. The operating lease is for a period of ten years with two renewal options, each for an additional five years. At March 31, 2000, minimum annual rental commitments under this non-cancelable lease were as follows:

          Year Ending
          -----------
             2000                     146,700
             2001                     201,600
             2002                     201,600
             2003                     201,600
          Thereafter                  128,400
                                    ---------
                                    $ 879,900

Rent expense for the three months ended March 31, 2000 was $39,403.


NOTE 11 - DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines. However, the Company commenced operations in January 2000 and thus is no longer classified as a development state company.


NOTE 12 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $501,567 and $976,390 for the years ended December 31, 1997 and 1998, respectively, and incurred a deficit totaling $7,856,756 to December 31, 1999, and for the three months ended March 31, 2000 has incurred an operating loss of $301,659. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 13 - SUBSEQUENT EVENTS

CONVERTIBLE DEBT

Management expects that the other outstanding convertible debt of 1,259,674 will be fully converted by March 2001.

                                    - F17 -
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained by writing BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

RESULTS OF OPERATIONS

FIRST QUARTER 2000

During the three months ending March 31, 2000 ("First Quarter 2000"), the Company recorded sales revenues of $499,976 from the operations of its upscale gentlemen's club at 412 Broadway, San Francisco, California 94133 (the "Club"). These revenues reflected operations only for two months and four days during the First Quarter 2000 since the Club opened on January 26, 2000. This compares to the three months ending March 31, 1999 ("First Quarter 1999"), where the Company did not record any revenues since the Club was not in operation and the Company had no other operations as well.

These revenues were primarily derived from: (1) food and beverage sales; (2) Boardroom VIP membership sales; (3) nightclub admission (door) fees; (4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees"); (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $50 for the right to perform at the Club during any shift.)

Cost of Sales during First Quarter 2000 totaled $150,124 or 30.03% of Sales revenues during this period. Cost of Sales is primarily made up of food and beverage costs, labor costs, supply costs, and other costs incurred in operating the Club.

After deducting Cost of Sales, the Company's Gross Profit was $349,852 during the First Quarter 2000 reflecting a margin of 69.97% on Sales revenues for the period.

General and Administrative Expenses for the period were $551,126 or 110% of Sales revenues during the First Quarter 2000. This compares to $71,376 that was incurred as General and Administrative Expenses during the First Quarter 1999. These costs included administrative expenses for the operation of the Company and the Club such as accounting, advertising, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses. And the increase of over 672% from the $71,376 amount incurred in First Quarter 1999 to $551,126 primarily reflected the effect of the operation of the Club, including a high level of expenses incurred in Club opening expenses, expenses incurred in hiring and training Club personnel, marketing and promotion expenses, and other related expenses.

                                    -  4 -
-------------------------------------------------------------------------------

As a result, the Company incurred an operating loss of $201,274 during the First Quarter 2000 which compares to an Operating Loss of $71,376 during the First Quarter of 1999. In addition, the Company recorded Other Income and Expenses as follows: $552 in Interest Income, $73,680 in Interest Expense, and $81,394 in Depreciation Expense during First Quarter 2000. This compares to $1,694 in Interest Income and $32,920 in Interest Expense during First Quarter 1999. The Company did not record any Depreciation Expense in the First Quarter 1999.

As a result, Total Other Income and Expenses increased from $31,226 in First Quarter 1999 to $154,769 in the First Quarter 2000. The increase of about 395% was primarily due to the Company recording $81,394 in Depreciation Expense (compared to $0 in Depreciation Expense in First Quarter 1999) and a 124% increase in Interest Expense from $32,920 in First Quarter 1999 to $73,680.

This resulted in a Deficit Before Income Taxes of $355,796 for the First Quarter 2000 compared to a Deficit Before Income Taxes of $31,226 for the First Quarter 1999.

After adding $800 as a Provision for Income Taxes (i.e., California Franchise Taxes), the Company recorded a Net Loss of $356,596 for the First Quarter 2000 compared to $103,402 as a Net Loss in First Quarter 1999.

On a per share basis, the Net Loss of $356,596 represents a Net Loss Per Common Share of ($0.05) on a weighted average of 6,664,882 common shares outstanding during First Quarter 2000 compared to a Net Loss Per Common Share of ($0.04) per share during the First Quarter 1999 on a weighted average of 2,918,630 common shares outstanding during that period.

On a diluted share basis, the Net Loss per diluted share was ($0.03) per share using 10,413,735 weighted average shares outstanding during First Quarter 2000 compared to ($0.05) in Net Loss per diluted share using 2,530,927 weighted average shares outstanding during First Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the First Quarter 2000, the Company recorded Net Cash Used in Operating Activities of ($289,247). This compares to the First Quarter 1999, where the Company recorded Net Cash Used in Operating Activities of ($84,328).

The Company also purchased equipment and made improvements in its leasehold at the Club during First Quarter 2000 which had negatively impacted its cash flow in the amount of ($69,252) and also purchased fine art which negatively impacted its cash in the amount of ($10,000). In the aggregate, these expenditures negatively impacted the Company's cash flow by ($79,252) during First Quarter 2000 which, when added to the ($289,247) in Net Cash Used in Operating Activities resulted in ($368,499) in negative cash flow during First Quarter 2000.

This was off-set by the Company's financing activities during the First Quarter 2000. The Company's financing activities resulted in a net increase in convertible notes of $150,000 and an increase in Common Stock of $243,318 during the First Quarter 2000. By comparison, the Company increased its convertible notes by $38,541 and increased $557,674 in Common Stock during First Quarter 1999.

                                    -  5 -
-------------------------------------------------------------------------------

Therefore, after including the effect of the Company's financing activities, the Company had a Net Increase in Cash of $24,819 during the First Quarter 2000 compared to a $384,177 in Net Increase in Cash during First Quarter 1999.

However, the Company's liquidity was extremely low. As of March 31, 2000, the Company had $124,056 in Total Current Assets. This compares to $2,105,001 in Total Current Liabilities as of the same date. Thus, the Company had less than six cents in Total Current Assets for each one dollar in Total Current Liabilities as of March 31, 2000 ($124,056/$2,105,001).

In comparison, as of March 31, 1999, the Company had $623,621 in Total Current Assets and $2,185,043 in Total Current Liabilities or 29 cents in Total Current Assets for each one dollar in Total Current Liabilities
($623,621/$2,185,043).

Thus while the Company's liquidity was reduced in relative terms from First Quarter 1999 to First Quarter 2000, the composition of the Company's Current Liabilities on March 31, 2000 was quite different from that found on March 31, 1999. In particular, the Company reduced its Accounts Payable from $596,586 on March 31, 1999 to $70,026 on March 31, 2000. Similarly, Accrued Interest declined from $294,248 on March 31, 1999 to $76,555 on March 31, 2000. However, Convertible Debt (which represented 91% of Total Current Liabilities as of March 31, 2000 versus 59% of Total Current Liabilities as of March 31,
1999) increased by $630,886 and Equipment Payable increased by $33,325 from March 31, 1999 to March 31, 2000.

The Company's management recognizes the difficulties and challenges it faces, particularly as it works to establish the Club within the intensely competitive San Francisco, California market. As a result, the Company has worked to conserve its cash expenditures and to the extent that the Company can, where appropriate, the Company has sought to acquire goods or services through the issuance of its common stock or notes on a private placement basis and in lieu of cash. The Company continues to face significant operating and financial challenges and the ability of the Company to meet its financial obligations (particularly the obligations to either refinance or convert its convertible debt into the Company's Common Stock) will likely continue.


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

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred $4,530,243 in losses during the twelve months ending December 31, 1999 and $356,596 in losses during the three months ending March 31, 2000. The Company anticipates that it may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

                                    -  6 -
-------------------------------------------------------------------------------

2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California. The Club is subject to changing state and municipal codes and ordinances. There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

3. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Comnpany has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of December 31, 1999, an aggregate of $2,519,069 in current liabilities that are due for payment prior to December 31, 2000 and of which $2,283,614 is in the form of convertible debt
convertible into shares of the Company's Common Stock.   While the Company
believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event that the Company's operations are not successful. In that event the Company may need to obtain additional financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that the Company will obtain any additional capital from any investors. Further, the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. In the event that that the Company needs additional financing there can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

4. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 1998 and 1999, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                    -  7 -
-------------------------------------------------------------------------------

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

10. COMPETITION. The Company's existing Club (and any other clubs that the Company may establish) will face severe competition from several established companies who have well-established operations, experienced management, and possess significantly greater financial resources. In addition, the gentlemen's club business is very competitive and many of competitors have substantially greater managerial resources. Further, because the gentlemens club business is dependent upon the uncertain commercial viability of the Company's business, it is especially sensitive to ever-changing and unpredictable competitive trends which can not be easily predicted and which are beyond the control of the Company. Finally, the Company's sale of any consigned artwork and memorabilia items can not be guaranteed since competition from other retail outlets is intense and the availability of desired items for items to display in the Club may not be desired by some sellers of such items. For these and other reasons, the Company's business may be said to be riskier than investments in other types of businesses.

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

                                    -  8 -
-------------------------------------------------------------------------------

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

                                    -  9 -
-------------------------------------------------------------------------------

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

                                    - 10 -
-------------------------------------------------------------------------------

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

                                    - 12 -
-------------------------------------------------------------------------------

                                   PART II


ITEM 1.  LEGAL PROCEEDINGS.

On April 13, 2000, Superior Heating and Sheet Metal, Inc.(the "Plaintiff") filed a Complaint against the Company, W.B. Elmer & Company, Lewis Chin and other unnamed persons in Superior Court for the County of San Francisco (the "Complaint").

The Complaint asserts that: (i) the Company breached a contract to pay for services to the Plaintiff; (ii) the Plaintiff is entitled to payment for the reasonable value of the services rendered by the Plaintiff; and (iii) the Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien. The Complaint arises out of the construction of the Company's Club.

The Plaintiff seeks $119,822 in damages. While the Company believes that it is not responsible for payment of these monies and that the general contractor, W.B. Elmer & Company, is responsible for the payment of all such amounts, there can be no assurance that the Company will prevail in any ultimate resolution of this litigation or that the Company will not incur substantial and protracted litigation costs, expenses and settlement payments in resolving the claims made in the Complaint and the resulting litigation.

Finally, on April 18, 2000 the Company was served with a copy of a summons and a Complaint filed by Tucknott Electric Co. (the "Tucknott Plaintiff") asserts:
(i) that the Company breached its contract with the Tucknott Plaintiff; (ii) that the Company has been unjustly enriched at the expense of the Tucknott Plaintiff; and (iii) that the Tucknott Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien.

This Complaint also arises out of the construction of the Company's Club.

The Tucknott Plaintiff seeks $52,666.49 in damages. While the Company believes that it is not responsible for payment of these monies and that the general contractor, W.B. Elmer & Company, is responsible for the payment of all such amounts, there can be no assurance that the Company will prevail in any ultimate resolution of this litigation or that the Company will not incur substantial and protracted litigation costs, expenses, and settlement payments in resolving the claims made in the Complaint and the resulting litigation.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

None.

                                    - 12 -
-------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /S/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato,
                                       President, CEO, Chairman, & CFO


Date:  June 12, 2000

                                    - 13 -
-------------------------------------------------------------------------------