Form 10QSB
period 2000-06-30
BOYSTOYS COM INC
filed 2000-08-07
CIK 931799

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     N/A     to


                   Commission file number: 000-28684


                          BoysToys.com, Inc.
                          ------------------
        (Exact Name of Small Business Issuer in Its Charter)

             CALIFORNIA                          33-0824801
             ----------                          ----------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              412 Broadway, San Francisco, California 94133
              ---------------------------------------------
                 (Address of principal executive office)

                           (415) 391-2800
                           --------------
             Issuer's telephone number, including area code

         7825 Fay Avenue, Suite 200, La Jolla, California 92037
         ------------------------------------------------------
         (Former Name, Former Address, and Former Fiscal Year,
                     If Changed Since Last Report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 15,931,349 shares.

===============================================================================

                             BoysToys.com, Inc.

                             TABLE OF CONTENTS

                                                                        Page
                                                                       Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets
             June 30, 2000 (unaudited) and June 30, 1999 . . . . . . . .  3
           Consolidated Statements of Operations (unaudited)
             Three Months Ended June 30, 2000 (unaudited)
             and Three Months Ended June 30, 1999 (unaudited)
             and Six Months Ended June 30, 2000 (unaudited)
             and Six Months Ended June 30, 1999  . . . . . . . . . . . .  5
           Consolidated Statements of Cash Flows (unaudited)
             Six Months Ended June 30, 2000 and June 30, 1999  . . . . .  6
           Notes to Consolidated Financial Statements (unaudited)  . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . 15
  Item 2A. Factors That May Affect Future Results  . . . . . . . . . . . 34


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 38

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . 39

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 39

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 39

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 39

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 40

                                    -  2 -
===============================================================================

Part I.  Financial Information

Item 1.  Financial Statements

                               BOYSTOYS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2000 and 1999

                                    ASSETS
                                    ------
                                                            June 30,
                                                     2000             1999
                                                 ------------     ------------

Current Assets:
  Cash                                           $     22,154     $     56,331
  Inventory                                            49,434             -
  Prepaid expenses                                     32,194            4,000
  Employee advances                                       329             -
  Construction deposits                                  -              85,000
                                                 ------------     ------------
Total Current Assets                                  104,111          145,331

Property and Equipment, Net                         2,998,379        1,392,361

Other Assets:
  Note Receivable - Officer                            89,689           36,010
  Investment in Fine Art                               15,000             -
  Deposits                                             56,726           37,000
                                                 ------------     ------------
Total Other Assets                                    161,415           73,010

                                                 ------------     ------------
TOTAL ASSETS                                     $  3,263,905     $  1,610,702
                                                 ============     ============

<F1>
        See Accountants' Report and Notes to the Financial Statements

                                    -  3 -
===============================================================================

                               BOYSTOYS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                            June 30,
                                                     2000             1999
                                                 ------------     ------------
Current Liabilities:
  Accounts payable                               $     95,933     $    602,558
  Equipment payable                                    33,325             -
  Accrued Interest on convertible debt                134,618          182,015
  Convertible Debt                                  1,967,254        1,107,355
                                                 ------------     ------------
Total Current Liabilities                           2,231,130        1,891,928

                                                 ------------     ------------
TOTAL LIABILITIES                                   2,231,130        1,891,928


Shareholders' (deficit) equity :

Preferred stock, $.01 par value (10,000,000
  authorized; none issued and outstanding.)              -                -
Common  Stock, $.01 par value (20,000,000
  shares authorized; issued and outstanding:
  7,298,639 and 4,501,602 as of June 30, 2000
  and 1999, respectively)                              72,986           45,016

Additional Paid-in-capital                          9,436,068        3,453,676
Common stock subscribed                               (62,500)         (62,500)
Deficit accumulated during the
  development stage (to 12/31/99)                  (7,856,576)      (3,717,418)
Deficit for the period January 1
  through June 30, 2000                              (557,203)            -
                                                 ------------     ------------
Total Shareholders' (Deficit) Equity                1,032,775         (281,226)

                                                 ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  (DEFICIT) EQUITY                               $  3,263,905     $  1,610,702
                                                 ============     ============

<F1>
        See Accountants' Report and Notes to the Financial Statements

                                    -  4 -
===============================================================================

                               BOYSTOYS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the six months        For the three months
                                 ended June 30,             ended June 30,
                             -----------------------   -----------------------
                                2000         1999         2000         1999
                             ----------   ----------   ----------   ----------
Revenues:
  Sales *                    $1,071,163   $     0      $  571,187   $     0

  Cost of Sales                 266,065         0         115,941         0
                             ----------   ----------   ----------   ----------
  Gross Profit                  805,098         0         455,246         0

  General and
  Administrative Expenses    (1,062,801)    (165,140)    (511,675)     (93,764)
                             ----------   ----------   ----------   ----------
Total General &
Administrative Expenses      (1,062,801)    (165,140)    (511,675)     (93,764)


Operating loss                 (257,703)    (165,140)     (56,429)     (93,764)


Other Income (Expenses):
  Interest Income                 1,417        2,761          865        1,067
  Interest Expense             (134,043)    (227,106)     (60,363)    (194,186)
  Depreciation                 (166,074)        -         (84,680)        -
                             ----------   ----------   ----------   ----------
Total Other Income (Expenses)  (298,700)    (224,345)    (144,178)    (193,119)

Deficit Before Income Taxes    (556,403)    (389,485)    (200,607)    (286,883)

Provision for Income Taxes         (800)        (800)        -            (800)
                             ----------   ----------   ----------   ----------

Net loss                     $ (557,203)  $ (390,285)  $ (200,607)  $ (287,683)
                             ==========   ==========   ==========   ==========
Net loss per share           $   (0.08)   $   (0.10)   $   (0.03)   $   (0.07)
                             ==========   ==========   ==========   ==========

Weighted average shares used
  for net loss per share      6,825,281    3,910,115    6,825,281    3,910,115
                             ==========   ==========   ==========   ==========

Net loss per diluted share   $   (0.04)   $   (0.02)   $   (0.01)   $   (0.01)
                             ==========   ==========   ==========   ==========

Weighted average shares
  used for net loss
  per diluted share           9,940,377   10,488,735    9,940,377   10,488,735
                             ==========   ==========   ==========   ==========

 *Note: The Company commenced operations on January 26, 2000. Thus, the amounts reflected for revenues are for five months and four days and not for the complete six month period that ended June 30, 2000.

<F1>
        See Accountants' Report and Notes to the Financial Statements

                                    -  5 -
===============================================================================

                               BOYSTOYS.COM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                         For the six months        For the three months
                                           ended June 30,             ended June 30,
                                       -----------------------   -----------------------
                                          2000         1999         2000         1999
                                       ----------   ----------   ----------   ----------
Cash Flows from Operating Activities:
  Net Loss                             $ (557,203)  $ (390,285)  $ (200,607)  $ (287,683)
  Non-cash operating activities
    included in operating deficit:
    Amortization and Depreciation         166,074         -          84,680         -
  (Increase) decrease in assets :
    Inventory                             (49,434)        -           7,907      155,000
    Prepaid expenses                      (29,194)      20,000        9,500        8,000
    Employee advances                        (329)        -            (129)        -
    Note receivable-officer               (52,097)        -          (5,862)        (495)
 Increase (decrease) in liabilities :
    Accounts payable                       25,007      (26,323)      25,907        5,972
    Equipment contract payable             33,325         -            -            -
    Accrued interest                      (29,911)      80,841       58,063     (112,233)
                                       ----------   ----------   ----------   ----------
Net cash used in operating activities    (493,762)    (315,767)     (20,541)    (231,439)
                                       ==========   ==========   ==========   ==========

Cash Flows from Investing Activities
  Purchase of equipment & improvements    (88,537)    (854,011)     (19,285)    (726,301)
  Investment in fine art                  (15,000)        -          (5,000)        -
                                       ----------   ----------   ----------   ----------
Net cash used in investing activities    (103,537)    (854,011)     (24,285)    (726,301)
                                       ==========   ==========   ==========   ==========

Cash Flows from Financing Activities :
  Increase (decrease) in
    convertible notes                    (316,360)    (148,313)      42,159     (186,854)
  Stock issuances                         935,811    1,386,978         -         829,304
                                       ----------   ----------   ----------   ----------
Net cash provided by
  financing activities                    619,451    1,238,665       42,159      642,450
                                       ==========   ==========   ==========   ==========

Net increase in cash                       22,152       68,887       (2,667)    (315,290)

Cash at Beginning of Period                     2      (12,556)      24,821      371,621
                                       ----------   ----------   ----------   ----------

Cash at End of Period                  $   22,154   $   56,331   $   22,154   $   56,331
                                       ==========   ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION :

Cash Paid During the Year for:
  Interest (Net of amount capitalized) $    4,425   $     -      $   2,300   $      -
                                       ==========   ==========   ==========   ==========
  Income Taxes                         $     -      $     -      $    -      $      -
                                       ==========   ==========   ==========   ==========

<F1>
        See Accountants' Report and Notes to the Financial Statements

                                    -  6 -
===============================================================================

                               BOYSTOYS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE 1 - ORGANIZATION AND BUSINESS

BoysToys.com., Inc. (formerly Alternative Entertainment, Inc.) was incorporated in the state of Delaware on April 21, 1997, under the name Wagg Corp. ("Wagg"). BoysToys.com, Inc. engages in the business of developing, owning and operating nightclubs providing exotic dance entertainment combined with a full service restaurant, lounge, and business meeting facilities.

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

                                    -  7 -
===============================================================================

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

                                    -  8 -
===============================================================================

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

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised. During the years ended December 31, 1997 and 1998 options to purchase zero and 120,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. Furthermore, the stock options issued to an officer of the Company in 1999 have also been excluded from the weighted average share computation.

                                    -  9 -
===============================================================================

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

INVENTORY

Inventories are materials related to the Company's marketing and selling of golf balls through its subsidiary. All inventory items are stated at the lower of cost (first-in, first-out) or market value.


NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $ 89,689 is due from an officer of the Company as of June 30, 2000. This note bears interest at 5.85% and is due upon demand.


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


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2000 consists of the following:
     Equipment and fixtures                      $   321,230
     Leasehold improvements:
          Capitalized construction costs           2,931,717
          Capitalized interest                       284,496
     Less: accumulated depreciation                 (539,064)
                                                 -----------
                                                 $ 2,998,379

     Depreciation expense for the six months ended June 30 was $166,074.

                                    - 10 -
===============================================================================

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                 June 30, 2000
                                                  -----------
     Accounts payable                            $    145,933
     Accrued expenses                                   -0-
                                                  -----------
                                                  $   145,933
                                                  ===========


NOTE 7 - NOTES PAYABLE

Notes payable as of June 30, 2000 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to June 2000,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                    466,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                             1,100,314

Unsecured short-term note issued on January 23, 2000
with an interest rate at 10% per annum.
Interest was prepaid with 50,000 shares.  Principal
is payable on or before January 31, 2001.                       100,000


Unsecured convertible promissory note of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.                                                      300,000
                                                             ----------

                                                             $1,925,094
                                                             ==========

Accrued interest related to notes payable totaled $134,618 as of June 30, 2000.

                                    - 11 -
===============================================================================

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

A summary of the activity of the stock options for the six months ended
June 30, 2000 is as follows:

                                                   Weighted Average
                                                Share      Exercise Price
                                              ----------     ----------
     Outstanding at beginning of period        1,970,000          0.75
     Granted                                       -0-            0.25
     Forfeited                                     -0-
     Exercised                                     -0-            0.25
                                              ----------     ----------
     Exercisable at end of period              1,970,000          0.35
                                              ==========     ==========

Weighted-average remaining contractual life           10 years
                                                      ========


NOTE 9 - INCOME TAXES

Provision for income taxes is summarized as follows:
                            Year ended December 31, 2000
                             --------------------------
Current income taxes                $     (800)
Deferred income taxes                     -
                                    ----------
Provision for income taxes          $     (800)
                                    ==========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

                                            December 31,
                                         1999         1998
                                      ----------   ----------
Deferred tax assets:
Net operating loss carryforwards      $2,248,725   $1,008,000
Other                                      -0-         12,000
                                      ----------   ----------

Gross deferred tax assets              2,248,725    1,020,000
Valuation allowance                   (2,248,725)  (1,020,000)
                                      ----------   ----------
     Net deferred tax assets          $    -0-     $    -0-
                                      ==========   ==========

                                    - 12 -
===============================================================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility. The operating lease is for a period of ten years with two renewal options, each for an additional five years. At June 30, 2000, minimum annual rental commitments under this non-cancelable lease were as follows:

               Year Ending
                ----------
                   2000             103,920
                   2001             201,600
                   2002             201,600
                   2003             201,600
                Thereafter          128,400
                                 ----------
                                 $  837,120
                                 ==========

Rent expense for the six months ended June 30, 2000 was $92,132.


NOTE 11 - DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines. However, the Company commenced operations on January 26, 2000 and thus is no longer classified as a development stage company.

                                    - 13 -
===============================================================================

NOTE 12 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $501,567 and $976,390 for the years ended December 31, 1997 and 1998, respectively, and incurred a deficit totaling $7,856,756 to December 31, 1999, and for the six months ended June 30, 2000 has incurred an operating loss of $557,203. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 13 - SUBSEQUENT EVENTS

CONVERTIBLE DEBT

Management expects that the other outstanding convertible debt of 1,259,674 will be fully converted by March 2001.



IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS, CONSISTING OF NORMAL RECURRING ADJUSTMENTS, NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION OF BOYSTOYS.COM, INC. AND SUBSIDIARIES (THE COMPANY) AS OF JUNE 30, 2000 AND
JUNE 30, 1999 AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999. THE RESULTS OF OPERATIONS AND CASH FLOWS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR ANY OTHER INTERIM PERIOD OR THE FULL YEAR. THESE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN COMBINATION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1999.

                                    - 14 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 1999, a copy of which may be obtained by writing to BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

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

INTERNET-RELATED MATTERS

     While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of
the internet.   Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business: (i) the Company has an internet Web Site for the Company's public and investor relations (namely, Boystoys.com) (the "Corporate Web Site") and
(ii) six sites that opened in October 1999 and which have remained in development only (namely, Super-teens.com, Sexyyoungasians.com, Red-hotsex.com, Pussysource.com, Peeing-girls.com, and Strange-insertions.com) (the "Developmental Web Sites").

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

                                    - 15 -
===============================================================================

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

     The Company is continuing to evaluate the Developmental Web Sites and may add or delete to the list of its Developmental Web Sites as the Company's financial and managerial resources allows. Further, and subject to the Company's successful operation of its existing Club, the Company anticipates that it will explore, within the next 18 months, the acquisition of one or more established adult-related gentlemens clubs and/or entertainment internet business opportunities that would compliment the Company's existing Club. In the event that the Company undertakes any one or more acquisitions, an acquisition must meet the following criteria:

     1.  Other upscale gentlemens clubs located in major metropolitan areas;

     2. Adult-only Internet Web Sites (Web Sites that require a subscriber to pay monthly subscription fees);

     3. Pre-recorded and/or live-streaming video content providers or vendors that provide adult-related video content marketable through adult-related Internet Web Sites (these vendors record live performances by adult entertainers that may be viewed in real time by subscribers to adult-only Internet Web Sites); and

     4. Other business enterprises that possess proprietary technology or video compression technology that may be used in conjunction with any adult-only Internet Web Sites and/or pre-recorded or live-streaming video content that the Company may otherwise offer.

                                    - 16 -
===============================================================================

     Currently, the Company has not identified any acquisition candidates or otherwise conducted any review or evaluation of any precise acquisition target or related strategy. The Company has not retained and will likely not have the financial and managerial resources to obtain independent investment banking or similar advice in connection with any such acquisition but will likely rely primarily upon evaluation made by its management. In addition, in the event that the Company implements an acquisition strategy, the Company will likely be limited to using its common stock, preferred stock, or a debt security as consideration in any such transaction. This may well limit the Company's ability to complete any acquisitions since many sellers prefer to sell their business in exchange for a cash payment.

     The Company is filing this Form 10-SB to ensure that its stockholders can obtain current information regarding the Company's affairs on a continuous basis in accordance with the Securities Exchange Act of 1934.

PRIOR PUBLIC OFFERING OF SUBSIDIARY & PRIOR FILING DEFICIENCIES

     The Company's subsidiary, AEI-Nevada, previously filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission (the "Registration Statement") for a proposed public offering of over $11 million (the "Prior Public Offering").

     AEI-Nevada's Registration Statement for the Prior Public Offering became effective on July 3, 1996 and on September 15, 1996, AEI-Nevada filed Form 8-A.

     The Prior Public Offering was conducted on an "all or none" basis. This meant that unless all of the securities that were the subject of AEI-Nevada's Prior Public Offering were sold, all of the funds received and deposited in the escrow account (the "Escrow Account") established by AEI-Nevada at First National Bank (the "Escrow Agent") would be refunded to each purchaser.

     All funds received by AEI-Nevada in the Prior Public Offering were deposited with the Escrow Agent. AEI-Nevada was not successful in obtaining the services of an underwriter and AEI-Nevada was not successful in selling all of the securities that were the subject of the Prior Public Offering. As a result: (1) the Escrow Agent refunded all monies received and deposited into the Escrow Account to each purchaser of the securities in the Prior Public Offering; (2) AEI-Nevada did not sell any of the securities that were the subject of the Prior Public Offering; and (3) AEI-Nevada did not raise any capital in the Prior Public Offering.

     However, under Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), AEI-Nevada was obligated to file with the U.S. Securities and Exchange Commission (the "Commission") all reports required by Section 13(a) of the Exchange Act for the year ending December 31, 1996 and thereafter unless AEI-Nevada had less than 300 shareholders of record and AEI-Nevada filed Form 15 within 30 days after the beginning of any fiscal year following the year in which the Registration Statement for the Prior Public Offering became effective.

     Although AEI-Nevada's Prior Public Offering failed with the result that no securities were sold and all funds deposited with the Escrow Agent were refunded, AEI-Nevada was obligated to file the following reports with the Commission in accordance with Section 15(d) of the Exchange Act and Rules 15d-1 through 15d-13 thereunder:

     A. ANNUAL REPORT. AEI-Nevada was required to file Form 10-KSB for the 1996 fiscal year ending December 31st for 1996, 1997, 1998, and 1999;

     B. QUARTERLY REPORT. AEI-Nevada was required to file a Form 10-QSB for the third quarter in 1996 and for each calendar quarter commencing with the first quarter, second quarter, and third quarter of 1997, 1998, 1999, and the first quarter of 2000; and

     C. SPECIAL REPORTS. AEI-Nevada was required to file Form 8-K upon the occurrence of any one or more events enumerated in the instructions for Form 8-K for all time periods following July 3, 1996 to the present.

                                    - 17 -
===============================================================================

     And, under Section 13(b)(2) of the Exchange Act, AEI-Nevada was obligated to make and keep books, records, and accounts, in reasonable detail, maintain a system of internal accounting controls for the proper execution and recording of financial transactions, control access to AEI-Nevada's assets in accordance with management's authorizations, and reconcile and take appropriate action with respect to AEI-Nevada's assets, accounts, and records at reasonable intervals.

     Finally, and in connection with the Prior Public Offering, AEI-Nevada failed to properly file Form SR with the Commission in accordance with Rule 463 of the Securities Act of 1933 and meet the filing requirements thereunder. In general, Form SR is used to report an issuer's public offering of securities and use of the proceeds received from a public offering.

     Form SR should have been filed within three months and ten days after July 3, 1996 and the Rule requires that one or more additional filings of Form SR are required each six months thereafter until all funds received from a public offering have been applied. Since AEI-Nevada did not receive any proceeds from the Prior Public Offering, AEI-Nevada should have filed Form SR to accurately report the failure of the Prior Public Offering and the lack of any proceeds from the Prior Public Offering. Finally, AEI-Nevada failed to file a request with the Commission to withdraw its Registration Statement.

     Although AEI-Nevada filed Form 15 on March 15, 1997 with the Commission to terminate its registration under Section 12(g) of the Exchange Act (which served to terminate AEI-Nevada's obligation to file an Annual Report, Quarterly Reports, and Special Reports (as described above) required by Section 12(g) of the Exchange Act), this filing did not terminate AEI-Nevada's obligations to file an Annual Report, Quarterly Reports, and Special Reports (as described above) under Section 15(d) of the Exchange Act. Further, the filing of Form 15 did not reduce or eliminate the Company's obligation to properly file Form SR or meet its record keeping requirements under Section 13(b)(2) of the Exchange Act.

     The Company would likely assert that although AEI-Nevada failed to:
(i) file the Reports (described above) required by Section 15(d) of the Exchange Act; (ii) file and adhere to the requirements for filing Form SR; and
(iii) failed to adhere to the record keeping requirements of Section 13(b)(2) of the Exchange Act, these failures were inadvertent and unintentional, did not result in any injury or loss to any investor, and AEI-Nevada did not receive any monies or issue any securities as a result of the Prior Public Offering.

     The failure of AEI-Nevada to fulfill its obligations to file the reports required under Section 15(d) of the Exchange Act, to file Form SR in a timely and accurate basis, and to otherwise observe the record keeping requirements required by Section 13(b)(2) of the Exchange Act may subject AEI-Nevada, the Company, and any persons who may be found to have participated in these matters to liability under Section 20 of the Exchange Act and may subject AEI-Nevada and such persons to enforcement actions by the Commission under Section 21 and other provisions of the Exchange Act.

     Further, and to the extent that the Company incurs any costs or expenses with resulting damage or injury to any holder of the Company's Common Stock or any promissory notes issued by the Company, the Company may incur liability under state and federal anti-fraud statutes and similar laws for any failure to disclose these liabilities to any person who purchased the Company's common stock or promissory notes without sufficient disclosure of the liabilities faced by the Company.

                                    - 18 -
===============================================================================

     In an attempt to address these problems and concurrent with the filing of this Amendment No. 3 to the Company's Form 10-SB, AEI-Nevada will propose the following to the Commission: (1) that AEI-Nevada file Form 15 to terminate its obligations under Section 15(d); (2) that AEI-Nevada file Form SR in connection with the Prior Public Offering; and (3) AEI-Nevada will file a letter with the Commission requesting the withdrawal of the Registration Statement. The Company is also conducting an evaluation of the events and actions taken by AEI-Nevada to ensure that AEI-Nevada's failure to fulfill its obligations under federal securities laws will not reoccur.

     However, although the Company and AEI-Nevada are taking the above actions, there can be no assurance that the Company will successfully avoid incurring any liability, costs, or expenses incurred in connection with these problems.

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

                                    - 19 -
===============================================================================

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

     All of the 100,000 shares of the Company's Common Stock to be issued to ITEX entitle the Company to receive goods and services with a fair market value at $530,000 in excess of any cash payments made to any ITEX-identified suppliers or vendors. In connection with any issuance of the Company's Common Stock to ITEX: (1) all of the shares will be issued solely to ITEX on a private placement basis in conformity with the requirements of Section 4(2) of the Securities Act of 1933; (2) a stock certificate representing any such shares will be imprinted with a restricted securities legend; (3) the Company will require that an authorized officer of ITEX execute an investment agreement wherein ITEX will agree that it is purchasing the shares for investment purposes only and not with a view to reselling or transferring the shares to any other person; and (4) the Company will not permit the resale or transfer of any of the shares issued to ITEX unless the Company receives and approves an opinion of counsel, satisfactory to the Company, that any such transaction does not violate the Securities Act of 1933.

     The Company has not undertaken any investigation or inquiry into ITEX's affairs. However, the Company believes that ITEX is a reputable barter exchange company. The Company further believes that since ITEX does not buy or pay the suppliers or vendors that the Company may utilize (the Company pays them directly), that any issuance of the Company's Common Stock to ITEX will adhere to the requirements of state and federal securities laws

     The Company believes that the Club serves three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The business of the Company is conducted under the trade name, trademark, and service mark of "Boys Toys." Although the Company intends to register its claim to these tradenames, the Company has not yet filed an application with the U.S. Patent and Trademark office to register these names.

     The Club's revenues are generated from:

     1)  food and beverage sales;

     2) Boardroom VIP membership sales;

     3)  nightclub admission (door) fees;

     4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees");

     5) sales of certain merchandise on display at the Club (i.e., polo shirts, t-shirts, jackets, and caps) and other merchandise salable on a consignment basis; and

     6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $50 for the right to perform at the Club during any shift.)

                                    - 20 -
===============================================================================

     With respect to Cash Equivalent Fees, the Company charges a service fee equal to 20% of the amount of any "Diamond Dollars" certificate that it sells to any patron (i.e., if a patron seeks to purchase $100 in "Diamond Dollars" certificates, the Company sells the certificates at a price equal to $120). Each "Diamond Dollars" certificate may be used to pay "dance fees" to an entertainer (as described above). If an entertainer receives a "Diamond Dollar" certificate in payment for a "dance fee," the entertainer is able to exchange each "Diamond Dollars" certificate and receive cash from the Company.
 The Company purchases each "Diamond Dollars" certificate from the entertainers at a 10% discount (i.e., for every $100 in stated value in "Diamond Dollars" certificates submitted for exchange and redemption, the Company pays $90 in cash).

     As a result, the Company earns $20 upon the sale of every $100 in "Diamond Dollars" certificates and, upon redemption of a $100 "Diamond Dollars" certificate, the Company pays only $90 to the entertainer who redeems it.

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

                                    - 21 -
===============================================================================

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

                                    - 22 -
===============================================================================

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

     In this regard, the Company expects to make contributions of food, services or funds benefitting a wide range of causes, which causes management of the Company expects to be brought to its attention through suggestions from the Company's employees, officers and shareholders.

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

                                    - 23 -
===============================================================================

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

                                    - 24 -
===============================================================================

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

                                    - 25 -
===============================================================================

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

                                    - 26 -
===============================================================================

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

     The General Manager of the Club reports directly to the Company's President. The Company's Entertainment Director and Club Manager report to the General Manager of the Club. Working in concert with these managers, the Company's President defines operating and performance objectives for the Club and monitors implementation. The Company expects that its Club managers will participate in a variety of Company sponsored employee incentive programs such as the Company's stock option plans. The Company has not yet adopted any stock plan but may do so in the future.

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

                                    - 27 -
===============================================================================

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

                                    - 28 -
===============================================================================

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

     Currently, the Company has not experienced any problems with any of their business, liquor, or other licenses or permits from any governmental agencies except that on April 5, 2000, the Company was forced to appear before the San Francisco Planning Board of Appeals (the "Appeals Board") to respond to efforts made by the Telegraph Hill Dwellers Association (a local neighborhood group) ("THDA"). THDA sought to repeal the planning permit previously issued to the Company by the City of San Francisco Planning Department for the operation of the Company's Club. In a 3-2 vote, in favor of the Company, the Appeals Board re-affirmed the Company's prior issuance of the Permit.

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

                                    - 29 -
===============================================================================

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

                                    - 30 -
===============================================================================

     The Company also maintains a Corporate Web Site and six Developmental Web Sites on the internet (as discussed earlier). Although the Company believes that its Corporate Web Site will be helpful in gaining a corporate identity for the Company and its business, the Developmental Web Sites do contain adult-only content and there is substantial variation in the definition accorded "pornography" under state and local laws. For this reason and upon advice of its counsel, the Company has taken recent steps to carefully revise the content of its Corporate Web Site to reduce the possibility that the content may be found to be in violation of such state, federal, and local laws.

     The revisions that were undertaken were as follows: (1) a revision to link the Company's a Corporate Web Site to the U.S. Securities and Exchange Commission's EDGAR site wherein the Company's filings with the Commission can be found; (2) the Company's Corporate Web Site has been enhanced to ensure that a visitor will experience greater ease in navigating each Web Site; and (3) the content of the Corporate Web Site has been carefully updated to ensure that the information given is accurate and complete.

     Despite these revisions and precautions, the Company may well incur substantial costs and expenses in defending the content of its website against assertions that it contains impermissible images or other unlawful content. Currently, the Company has not received any notice that its Web Sites are in violation of any state, federal, or local laws although there can be no assurance that the Company will not later need to defend itself against such allegations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     During the three months ending June 30, 2000 ("Second Quarter 2000"), the Company recorded $571,187 in Sales Revenues. Sales Revenues almost entirely represent sales revenues generated from the Company's Club. This compares to $0 in revenues during the three months ending June 30, 1999 ("Second Quarter 1999") during which the Company did not have any operations. The Company's Club did not open until January 26, 2000.

     After deducting $115,941 in Cost of Sales, the Company recorded $455,246 in Gross Profit during the Second Quarter 2000. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. Since the Company did not have any operations during the Second Quarter 1999, the Company did not have any Cost of Sales during that latter period.

     The $455,246 in Second Quarter 2000 represents an 80% Gross Profit Margin (before deduction of other operating and non-operating expenses) during that period.

                                    - 31 -
===============================================================================

     However, during the Second Quarter 2000 the Company also recorded $511,675 in General and Administrative Expenses related both to the operation of the Company and to the operation of the Club. These expenses are primarily wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a 456% increase from the amount the Company incurred as General and Administrative Expenses during the Second Quarter 1999 when the Company incurred $93,764 during that period.

     As a result, during the Second Quarter 2000, the Company recorded an Operating Loss of $56,429 during the Second Quarter 2000. This compares to an Operating Loss of $93,764 during the Second Quarter 1999.

     However, during the Second Quarter 2000, the Company also recorded Interest Income of $865, Interest Expense of $60,363, and $84,680 in Depreciation Expense. The Interest Income represents income the Company recorded on transient and miscellaneous funds held in bank accounts while the Interest Expense represents the amount of Interest Expense incurred on notes payable during the Second Quarter 2000. The amounts compare to $1,067 in Interest Income and $194,186 in Interest Expense recorded in Second Quarter 1999.

     Overall, the Company recorded $144,178 in Total Other Expenses in the Second Quarter 2000 compared to $193,119 in Total Other Expenses during the Second Quarter 1999.

     When these amounts are added to the Operating Losses the Company incurred during the period, the Company recorded a Net Loss of $200,607 during the Second Quarter 2000 compared to a Net Loss of $287,683 during the Second Quarter 1999. Thus, in the aggregate and during Second Quarter 2000, the Company's Cost of Sales, General and Administrative Expenses, and the Total Other Expenses (net of other income) totaled $771,794 during the Second Quarter 2000 compared to the Company's Sales revenues of $571,187 during that period. Thus, the sum of all such expenses was more than 135% of the Company's sales revenues during the Second Quarter 2000.

     And while the Company incurred a Net Loss during the Second Quarter 2000 of $200,607, this was less than the Net Loss of $287,683 incurred during the Second Quarter 1999 when the Company did not have any operations or otherwise generate any Sales revenues.

     Therefore, the Company recorded a Net Loss Per Share of $0.03 during the Second Quarter 2000 compared to a Net Loss Per Share of $0.07 during the Second Quarter 1999.

SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     During the six months ending June 30, 2000 (the "First Six Months of 2000"), the Company recorded Sales revenues of $1,071,163 compared to $0 in Sales revenues during the six months ending June 30, 1999 (the "First Six Months of 1999") when the Company did not have any operations or Sales revenues. (The Company's Club opened on January 26, 2000).

     Cost of Sales for the First Six Months of 2000 were $266,065 or approximately 24.84% of the Company's Sales revenues during this period. Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. Since the Company did not have any operations during the First Six Months of 1999, the Company did not have any Cost of Sales during that latter period.

                                    - 32 -
===============================================================================

     General and Administrative Expenses during the First Six Months of 2000, primarily made up of wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,062,801 (approximately $5,871.83 per day during the 181 days of the First Six Months of 2000). Thus, General and Administrative Expenses equaled 99.22% of the Company's Sales revenues of $1,071,163 during the First Six Months of 2000.

     While the Company believes that its Cost of Sales and General and Administrative Expenses during the First Six Months of 2000 were high in relation to the Company's Sales revenues during this period, the Company believes that it may be able to better manage and control some of the components of these expenses in the future as the Company's management becomes better able to manage and control labor, food, liquor, and other operating expenses.

     However, there can be no assurance that the Company will achieve better operating results in the future since the Company will continue to face intense competition from others clubs and restaurants. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

     As a result, the Company recorded a Net Loss of $577,203 during the First Six Months of 2000 compared to a Net Loss of $390,285 during the First Six Months of 1999. And, the Company recorded a Net Loss Per Share of $0.08 during the First Six Months of 2000 compared to a Net Loss Per Share of $0.10 during the First Six Months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     On June 30, 2000, the Company had $104,111 in Total Current Assets. This compares to $2,231,130 in Total Current Liabilities as of that date. Thus, in relative terms, the Company had less than five cents in Total Current Assets for each one dollar in Total Current Liabilities as of June 30, 2000. This compares to June 30, 1999 when the Company had $145,331 in Total Current Assets on June 30, 1999 and $1,891,928 in Total Current Liabilities on June 30, 1999. Thus, as of June 30, 1999, the Company had approximately eights cents in Total Current Assets for every one dollar in Total Current Liabilities. As a result, in relative terms, the Company has had a decline in its liquidity from June 30, 1999 to June 30, 2000.

     And, while $1,967,254 of the Company's $2,231,130 in Total Current Liabilities on June 30, 2000 represented notes payable that were convertible into the Company's common stock, the Company's aggregate Total Current Liabilities of $2,231,130 on June 30, 2000 increased by nearly 18% from the $1,891,928 amount of Total Current Liabilities as of June 30, 1999. Moreover, on June 30, 1999 the Company had $145,331 in Total Current Assets; on
June 30, 2000 the Company had Total Current Assets of only $104,111. Thus, in absolute terms, the Company's liquidity has decreased as Total Current Liabilities have increased and Total Current Assets have decreased from June 30, 1999 to June 30, 2000.

     The Company has been dependent upon its ability to obtain capital by issuing convertible promissory notes on a private placement basis. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

     There can be no assurance that the Company will be able to repay all of its outstanding notes payable as they become due.

                                    - 33 -
===============================================================================

     In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company will be required to restructure the terms of such notes and/or refinance such notes through additional third-party debt and/or equity financing. The Company can make no assurance that it will be able to restructure such notes payable or as to the ultimate terms thereof. In addition, there can be no assurance that the Company will be successful in obtaining such third-party financing.


ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

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

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred a Net Loss of $577,203 during the First Six Months of 2000 and a Net Loss of $4,530,243 during the twelve months ending December 31, 1999. The Company may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California, the Club is subject to changing state and municipal codes and ordinances. There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

3. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company had, as of December 31, 1999, an aggregate of $2,519,069 in current liabilities that are due for payment prior to December 31, 2000 and of which $2,283,614 was in the form of convertible debt convertible into shares of the Company's Common Stock. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event that the Company's operations are not successful. In that event the Company may need to obtain additional financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that the Company will obtain any additional capital from any investors. Further, the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. In the event that that the Company needs additional financing there can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances. (See "Financial Statements.")

                                    - 34 -
===============================================================================

4. PRIOR FILING DEFICIENCIES OF SUBSIDIARY. The Company's wholly-owned subsidiary, AEI-Nevada, failed to file certain reports required by Section 15(d) of the Exchange Act, observe its filing obligations with respect to Form SR, and otherwise observe certain book and record keeping obligations required under the Exchange Act. While the Company believes that AEI-Nevada's failures did not result in any injury or loss to any investor, AEI-Nevada and the Company may have incurred liability for failure to fulfill these obligations and if so, the Company may incur liability for violation of other laws as well.

5. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 1997, 1998, and 1999 relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

6. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

7. MARKETING STRATEGY. While the Company believes that the operation of the Club will be successful, there is no guarantee that these business operations will be commercially accepted with sales revenues sufficient to permit the Company to achieve or maintain profitable operations.

8. LIMITED PUBLIC MARKET. There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a "reporting company" on January 23, 2000.

9. CONCENTRATION & LACK OF DIVERSIFICATION. The Company's assets are invested almost entirely in the existing Club. While the Company believes that will be successful, in the event that the Club is not successfully received by the market, the Company will likely incur substantial and protracted losses since the Company lacks diversification.

10. CONTROL BY OFFICERS AND DIRECTORS. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 1999 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

                                    - 35 -
===============================================================================

11. COMPETITION. The Company's existing Club (and any other clubs that the Company may establish) will face severe competition from several established companies who have well-established operations, experienced management, and possess significantly greater financial resources. In addition, the gentlemen's club business is very competitive and many of competitors have substantially greater managerial resources. Further, because the gentlemens club business is dependent upon the uncertain commercial viability of the Company's business, it is especially sensitive to ever-changing and unpredictable competitive trends which can not be easily predicted and which are beyond the control of the Company. Finally, the Company's sale of any consigned artwork and memorabilia items can not be guaranteed since competition from other retail outlets is intense and the availability of desired items for items to display in the Club may not be desired by some sellers of such items. For these and other reasons, the Company's business may be said to be riskier than investments in other types of businesses.

12. DEPENDENCE UPON KEY PERSONNEL AND NEW EMPLOYEES. The Company believes its success will depend, to a significant extent, on the efforts and abilities of Ralph M. Amato, the Company's President and CEO. The loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. The Company's success also depends upon its ability to attract and retain qualified employees. Hiring to meet anticipated Company operations will require the Company to assimilate significant numbers of new employees during a relatively short period of time.

13. KEY MAN INSURANCE & LIMITED FULL-TIME MANAGEMENT. While the Company currently plans to obtain key man life insurance on the life of Ralph M. Amato, the Company has no key man life insurance on his life. In the event that he is unable to perform his duties, the Company's business may be adversely impacted. If the Company grows, it will need to hire additional management and the ability of the Company to employ suitable management at a cost acceptable to the Company, in light of the Company's limited financial resources, can not be assured.

14. LACK OF INDEPENDENT EVALUATION OF BUSINESS PLAN & PROPOSED STRATEGY. The Company has not obtained any independent evaluation of the Company's Business Plan and the Company's proposed business strategy. There can be no assurance that the Company's Club or proposed strategy will generate any revenues, or if revenues can be generated, that they can be generated at a level to maintain profitability.

15. LIMITED MANAGERIAL EXPERIENCE OF CORPORATE OFFICERS. The Company's officers, Ralph M. Amato and Michael L. Potter, Esq. have no substantial recent experience in acquiring, establishing, developing, or operating clubs that feature female exotic dance entertainment other than the recent and limited experience gained at the existing Club which opened on January 26, 2000. The Company has, under an employment agreement, employed Gary Marlin as the General Manager of the Club who has 13 years of managerial experience in the management of adult entertainment clubs and the Company has hired two additional managers (a Restaurant Manager and an Entertainment Director) each of whom has over 12 years of experience. While the Company believes that these individuals possess the necessary skills and experience, the Company will likely need to secure the services of others who possess top management skill, experience, and industry knowledge. There can be no assurance that the Company can secure and retain any additional necessary top corporate officers and corporate staff on terms acceptable to the Company.

                                    - 36 -
===============================================================================

16. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,519,069 in amounts due as Total Current Liabilities (as of December 31, 1999). There can be no assurance that the Company will be successful in paying these debts. The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

17. NO PLANNED DIVIDENDS. The Company does not anticipate that it will pay any dividends on the Company's Common Stock. Any profits that the Company may generate, if any, will be reinvested into the Company.

18. GOVERNMENT REGULATION & EXOTIC ENTERTAINMENT INDUSTRY. The Company seeks to operate establishments that offer "female exotic entertainment." This business routinely suffers severe and unfavorable regulatory burdens, adverse zoning ordinances, and other oppressive government regulations which may result in the Company incurring substantial losses and significant delays in connection with the development of any establishment.

19. LACK OF DIVERSIFICATION. The Company's proposed business involving the operation of establishments offering "female exotic entertainment" will not provide any diversification. If the Company is successful, all of the Company's business and assets will be concentrated in the same industry.

20. POTENTIAL DILUTION. Funding of the Company's business plan is likely to result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

21. RULE 144 STOCK SALES. As of December 31, 1999, the Company had 1,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

22. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

                                    - 37 -
===============================================================================

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

22. MATTER OF "Y2K" AND THE COMPANY'S COMPUTER AND INFORMATION SYSTEMS. The Company has acquired point-of-sale computer hardware and software together with certain management information systems for use in its existing Club. While the Company has had its computer hardware and software evaluated to ensure that it will operate effectively in the year 2000 or beyond and otherwise not result in "Y2K" operating problems (problems arising out of the inability of any computer systems to accurately calendar all dates following December 31, 1999 as occurring in the year 2000 and thereafter rather than inaccurately calendar all such dates as 1900, etc.) there can be no assurance that the Company's point-of-sale computer hardware and software together with certain management information systems will function effectively in the year 2000 or beyond.



PART II - OTHER INFORMATION (Unaudited)


ITEM 1.  LEGAL PROCEEDINGS

     On April 13, 2000, Superior Heating and Sheet Metal, Inc. (the "Plaintiff") filed a Complaint against the Company, W.B. Elmer & Company, Lewis Chin and other unnamed persons in Superior Court for the County of San Francisco (the "Complaint").

     The Complaint asserts that: (i) the Company breached a contract to pay for services to the Plaintiff; (ii) the Plaintiff is entitled to payment for the reasonable value of the services rendered by the Plaintiff; and (iii) the Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien. The Complaint arises out of the construction of the Company's Club.

                                    - 38 -
===============================================================================

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

     On April 18, 2000 the Company was served with a copy of a summons and a Complaint filed in Superior Court for the County of San Francisco by Tucknott Electric Co. (the "Tucknott Plaintiff") asserts: (i) that the Company breached its contract with the Tucknott Plaintiff; (ii) that the Company has been unjustly enriched at the expense of the Tucknott Plaintiff; and (iii) that the Tucknott Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien. This Complaint also arises out of the construction of the Company's Club.

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

     On July 28, 2000 the Company (including its wholly-owned subsidiary, AEI-Nevada) was served with a copy of a summons and a Complaint filed in the Superior Court for the County of San Diego by Ken Marc (the "Marc Plaintiff") a holder of a convertible promissory note with a principal amount of $10,000 (the "Marc Note"). The Marc Plaintiff asserts (i) that the Company breached its obligations to the Marc Plaintiff by not repaying principal and interest due on the Marc Note; (ii) that the Company has been unjustly enriched at the expense of the Marc Plaintiff; and (iii) that the Marc Plaintiff is entitled to relief for damages incurred by the Marc Plaintiff.

     The Company intends to attempt to negotiate a settlement with the Marc Plaintiff, however there can be no assurance that the Company will be successful.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         Not applicable.


                                    - 39 -
===============================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

     The following exhibits have been filed with the Company's Form 10-SB and are hereby incorporated by reference herein:

 3      Certificate of Incorporation - Wagg Corp.
 3.1    Amendment to Certificate of Incorporation - Wagg Corp.
 3.2    Amendment to Certificate of Incorporation - Wagg Corp.
 3.3    By-Laws of Wagg Corp. (Delaware)
 3.4    Articles of Incorporation - Alternative Entertainment, Inc. (NV)
 3.5    By-Laws of Alternative Entertainment, Inc. (NV)
 3.6    Articles of Incorporation of RMA of San Francisco, Inc.
 3.7    By-Laws of RMA of San Francisco, Inc.
 4.1    Specimen of Common Stock Certificate

10      Agreement for the Purchase of Common Stock
10.1    Lease for Office Space in La Jolla, California
10.2    Lease of Real Property from Roma Cafe, Inc.
10.3    Lease of Apartment Units in San Francisco, California
10.4    Indemnification Agreement between the Company and Ralph M. Amato
10.5    Agreement with Itex Corporation
10.6    Employment Agreement Between the Company and Gary Marlin
10.7    Loan Agreement with Unsecured Convertible Note
10.8    Unsecured Promissory Note (C. Palozzi)
10.9    Settlement Agreement With Bowne of Los Angeles, Inc.
10.10   Unsecured Promissory Note (V. Amato)
10.11   Unsecured Promissory Note (V. Amato)
10.12   Secured Promisory Note (R. Smith)
10.13   Secured Promissory Note (I. Weeda Family Trust)
10.14   Secured Promissory Note (I. Weeda Family Trust)
10.15   Secured Promissory Note (K. Marc)
10.16   Secured Promissory Note (G. W. Smith)
10.17   Secured Promissory Note (D. Hylton)
10.18   Secured Promissory Note (M. Yonika)
10.19   Unsecured Promissory  Note (R. Kaelan)
10.20   Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21   Addendum to Promissory Note (Essex)
10.22   Unsecured Promissory Note ($70,000 - Amato)
10.23   Unsecured Promissory Note ($16,000 - Amato)
10.24   Unsecured Promissory Note ($100,000 - Chin)
23.1    Consent of Pannell Kerr Forster
23.2    Resignation of Pannell Kerr Forster

27      Financial Data Schedule

         (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    - 40 -
===============================================================================

                                  SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /S/  Ralph M. Amato
                                       ---------------------------------------
                                            Ralph M. Amato
                                            President, Chief Executive Officer
                                            Chief Financial Officer


Date:  August 4, 2000

                                    - 41 -
===============================================================================