Form 10KSB/A
period 1999-12-31
BOYSTOYS COM INC
filed 2000-08-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              AMENDMENT NO. 1

                               FORM 10-KSB/A


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


     The aggregate market value of the voting stock held by non-affiliates (5,245,334 shares of Common Stock) was $2,622,667 as of May 18, 2000. The stock price for computation purposes was $0.50, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on May 18, 2000. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of May 18,2000 was 7,298,639 shares.


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
===============================================================================

                               BOYSTOYS.COM, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


                                                                          Page
PART I

Item 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . . . .    3

Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .   23

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .   24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .   24

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . .   24

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .   25

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   27

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   27

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . .   28

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   29

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . .   31

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   33

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   34

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . .  F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . .  F-2


                                    -  3 -
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


     On July 28, 2000, the Company (including its wholly-owned subsidiary, AEI-Nevada) was served with a copy of a summons and a Complaint filed in the Superior Court for the County of San Diego by Ken Marc (the "Marc Plaintiff"), a holder of a convertible note with a principal amount of $10,000 (the "Marc Note"). The Marc Plaintiff asserts: (i) that the Company breached its obligations to the Marc Plaintiff by not repaying principal and interest due on the Marc Note; (ii) that the Company has been unjustly enriched at the expense of the Marc Plaintioff; and (iii) that the Masrc Plaintiff is entitled to damages incurred by the Marc Plaintiff.

     The Company intends to attempt to negotiate a settlement with the Marc Plaintiff. However, there can be no assurance that the Company will be successful.


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


     The Company's Common Stock is traded only in the OTC Pink Sheets and only on a limited and sporadic basis. Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.


     The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1999. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 1999, the Company had 12 market makers.

                                    - 24 -
===============================================================================

                     1998              High ($)           Low ($)
                     -----------       --------           -------

                     1st Quarter         -                   -

                     2nd Quarter         -                   -

                     3rd Quarter         -                   -

                     4th Quarter        $3.75             $0.5625

                     1999
                     -----------

                     1st Quarter        $4.25             $2.00

                     2nd Quarter        $1.46             $0.625

                     3rd Quarter        $0.81             $0.56

                     4th Quarter        $0.75             $0.20

                     2000
                     -----------

                     1st Quarter        $0.50             $0.20

                     2nd Quarter        $0.50             $0.20


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

Item 10.  EXECUTIVE COMPENSATION

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

                                    - 29 -
===============================================================================

SUMMARY COMPENSATION TABLE

                       Annual Compensation       Long-term Compensation
                     -----------------------   ----------------------------
                                                    Awards     Payouts
                                                    -------    -------
                                      Other     Restr-   Securities
All
Name and                             Annual     icted    Underlying
Other
Principal                            Compen-    Stock     Options/   LTIP
Compens-
Position      Year   Salary  Bonus   sation     Awards      SARs    Payouts
ation
  (a)          (b)   ($)(c)  ($)(d)  ($)(e)*   (s)($)(f)   (#)(g)   ($)(h)
($)(i)
------------  ----  -------  ------  -------   ---------  --------  -------  --
------
Ralph M.      1997  $     0    $0      $0         $0         $0       $0
$0
Amato         1998  $ 7,600    $0      $0         $0         $0       $0
$0
Chairman,     1999  $30,000    $0      $0         $0     $1,800,000   $0
$0
President
and CFO

Michael L.    1997  $     0    $0      $0         $0         $0       $0
$0
Potter        1998  $     0    $0      $0         $0         $0       $0
$0
Secretary     1999  $     0    $0      $0         $0     $  250,000   $0
$0
and
Director

-----------------------
Footnote:

* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1) During 1999, the Company awarded Ralph M. Amato, the Company's Chairman and President, an option to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "First Option"). The First Option has no expiration date. In addition, the Company also awarded Ralph M. Amato an additional option to purchase 600,000 shares of the Company's Common Stock at $0.25 per share (the "Second Option"). The Second Option expires on February 13, 2004. As a result, Mr. Amato holds an aggregate of 1,800,000
options to purchase 1,800,000 shares of the Company's Common Stock.   In
addition, the Company awarded Michael L. Potter, Esq., a Director, an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004. None of the options described in this footnote have been exercised as of August 7, 2000 and the Company has not granted any other options to any officer or director of the Company.



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


                                    - 30 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 1999.

-------------------------------------------------------------------------------
------------
        (1)                         (2)                       (3)
(4)
                                  Name And                 Amount And
                                 Address Of                 Nature Of
     Title Of                    Beneficial                Beneficial
Percent Of
      Class                        Owner                      Owner
Class
-------------------------------------------------------------------------------
------------
Common Stock               Ralph M. Amato                   2,863,669(1)
26.85%(1)
                           412 Broadway
                           San Francisco, California
                           94113

Common Stock               Michael L. Potter, Esq.            270,000(2)
2.53%(2)
                           412 Broadway
                           San Francisco, California
                           94113
                                                            ------------
-----------
Total for all persons
as a group (2 persons)                                      3,133,669(3)
29.38%(3)
                                                            ============
===========

Common Stock               Wilfred Van Dam                  2,624,185(4)
24.61%
                           Essex Capital Holdings, Ltd.
                           Cayside, Second Floor
                           Grand Cayman, B.W.I.

------------------
Footnotes:

1. The amounts shown include 1,200,000 shares purchasable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, the amounts shown includes 600,000 shares purchasable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004. The amounts shown also include up to 77,000 shares of the Company's Common Stock that may be issued by the Company in the event that certain loans to the Company (from Mr. Amato and totaling $77,000 as of December 31, 1999) are converted into shares of the Company's Common Stock.

2. The amounts shown include 250,000 shares purchasable at $0.25 per share by Michael L. Potter, Esq. pursuant to a certain common stock purchase option granted by the Company's Board of Directors. This option expires on February 13, 2004.

3. Totals shown include all Shares purchasable upon exercise of the options stated and the conversion of the convertible unsecured promissory note issued to Essex Capital Holdings, Ltd.(the "Essex Note"). In the event that all of the options were exercised, that the Essex Note (with a principal balance of $959,674 as of December 31, 1999) is converted (at a conversion price of $0.40 per share) and assuming that the Company does not issue any additional shares of its Common Stock (par value $0.001), the Company would have an aggregate of 10,664,688 shares of its Common Stock (par value $0.001) outstanding.

4. Essex Capital Holdings, Ltd. holds 225,000 Shares of the Company's Common Stock (150,000 Shares issued in December 1999 and 75,000 Shares issued March
2000) in payment of interest on the convertible unsecured promissory note issued by the Company (the "Essex Note"). The Essex Note had a principal balance of $959,674 as of December 31, 1999. The Essex Note is convertible into the Company's common stock at a conversion price of $0.40 per share.
The number of shares shown for Essex assume that Essex has converted the Essex
Note into the Company's Common Stock and include 150,000 Shares of the Company's Common Stock issued in payment of accrued and unpaid interest to December 31, 1999 and 75,000 Shares issued in payment of accrued and unpaid interest on March 31, 2000.


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


                                    - 31 -
===============================================================================

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


                                    - 32 -
===============================================================================

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 13, 1999 and in recognition of the limited cash compensation paid, the Company's Board of Directors granted Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder, a common stock purchase option (the "First Amato Option") for the purchase of up to 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The First Amato Option granted Mr. Amato does not have an expiration date.

     On February 13, 1999, the Company granted Michael L. Potter, The Company's Secretary and a Director, a common stock purchase option for the purchase of up to 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Potter Option"). The Potter Option expires on
February 13, 2004.

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


     On December 31, 2000, the Company issued 150,000 shares of the Company's Common Stock to Essex Capital Holdings, Ltd. in payment of unpaid and accrued interest on the Essex Note held by Essex.


     On January 15, 2000, the Company's Board of Directors accepted a loan of $16,000 from the Company's President, Ralph M. Amato. The loan is due and payable on or before October 25, 2000 and carries an interest rate of 10%.


     On March 31, 2000 the Company issued 75,000 Shares of the Company's Common Stock to Essex Capital Holdings, Ltd in payment of unpaid and accrued interest on the Essex Note.



                                    - 33 -
===============================================================================

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The Company did not file any Reports on Form 8-K during the year ending December 31, 1999.

          (b) The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

                3     Certificate of Incorporation - Wagg Corp.
                3.1   Amendment to Certificate of Incorporation - Wagg Corp.
                3.2   Amendment to Certificate of Incorporation - Wagg Corp.
                3.3   By-Laws of Wagg Corp. (Delaware)
                3.4   Articles of Incorporation -
                      Alternative Entertainment, Inc. (NV)
                3.5   By-Laws of Alternative Entertainment, Inc. (NV)
                4.1   Specimen of Common Stock Certificate

               10     Agreement for the Purchase of Common Stock
               10.1   Lease for Office Space in La Jolla, California
               10.2   Lease of Real Property from Roma Cafe, Inc.
               10.3   Lease of Apartment Units in San Francisco, California
               10.4   Indemnification Agreement between the Company and
                      Ralph M. Amato
               10.5   Agreement with Itex Corporation
               10.6   Employment Agreement Between the Company and Gary Marlin
               10.7   Loan Agreement with Unsecured Convertible Note
               10.8   Unsecured Promissory Note (C. Palozzi)
               10.9   Settlement Agreement With Bowne of Los Angeles, Inc.
               10.10  Unsecured Promissory Note (V. Amato)
               10.11  Unsecured Promissory Note (V. Amato)
               10.12  Secured Promisory Note (R. Smith)
               10.13  Secured Promissory Note (I. Weeda Family Trust)
               10.14  Secured Promissory Note (I. Weeda Family Trust)
               10.15  Secured Promissory Note (K. Marc)
               10.16  Secured Promissory Note (G. W. Smith)
               10.17  Secured Promissory Note (D. Hylton)
               10.18  Secured Promissory Note (M. Yonika)
               10.19  Unsecured Promisory Note (R. Kaelan)
               10.20  Unsecured Convertible Promissory Note ($300,000 - Chin)
               10.21  Addendum to Promissory Note (Essex)
               10.22  Unsecured Promissory Note ($70,000 - Amato)
               10.23  Unsecured Promissory Note ($16,000 - Amato)
               10.24  Unsecured Promissory Note ($100,000 - Chin)

               10.25  Unsecured Promissory Note
                      ($25,000- I. Weeda Family Trust)
               10.26  Unsecured Promissory Note
                      ($25,000 - I. Weeda Family Trust)
               10.27 Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
               10.28  Unsecured Promissory Note ($100,000 - Lewis Chin)
               10.29  Unsecured Promissory Note ($25,000 - Thomas Johnson)
               10.30 Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

               23.1   Consent of Pannell Kerr Forster
               23.2   Resignation of Pannell Kerr Forster
               23.3   Consent of Pasnnell Kerr Forster
               23.4   Acknowledgment of Armando C. Ibarra

               27     Financial Data Schedule



                                    - 34 -
===============================================================================

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     BoysToys.com, Inc.


By:  /S/ Ralph M. Amato                Date:  08/12/00
     --------------------------               --------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  08/12/00
     --------------------------               --------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  08/12/00
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

                              ARMANDO C. IBARRA
                        CERTIFIED PUBLIC ACCOUNTANTS
                        (A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.
La Jolla, Ca. 92037

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1998 financial statements were audited by other auditors whose report dated August 31, 1999 (Restated), included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


     The financial statements of BoysToys.com, Inc. for the period
December 6, 1993 (inception) to December 31, 1998 were audited by other auditors whose report dated August 31, 1999, expressed an unqualified opinion on those statements. We have compiled the cumulative amounts for the period December 6, 1993 (inception) to December 31, 1999 from these reports.


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


Deficit

Accumulated
                                                              Additional
Common stock         During
                                           Common Stock         Paid-in
Subscribed        Development
                                         Shares     Amount      Capital
Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 6, 1993                   -      $   -      $     -
-      $   -      $       -      $       -
Issuance of common stock                  50,000        500        1,000
-          -              -             1,500
Sale of stock to common stock
  susbcribers upon full payment of
  subscription during December 1993       11,817        118          237
-          -              -               355
Common stock subscribed, net
  $50,871 of subscriptions receivable       -          -            -
1,666,667        119           -               119
Net Loss                                    -          -            -
-          -              (564)          (564)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1993                61,817        618        1,237
1,666,667        119           (564)         1,410

Sale of stock to common stock
  susbcribers upon full payment of
  subscription during June,1994        1,666,667     16,667       34,233
(1,666,667)      (119)          -            50,781
Issuance of common stock in
  private placement offering, net
  $10,067 of offering costs               71,442        714      203,546
-          -              -           204,260
Net Loss                                    -          -            -
-          -          (170,155)      (170,155)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1994             1,799,926     17,999      239,016
-          -          (170,719)        86,296

Issuance of common stock in
  private placement offering              56,761        568      169,717
-          -              -           170,285
Return and cancellation of
  common stock                          (139,000)    (1,390)       1,390
-          -              -              -
Issuance of common stock for
  services                               139,000      1,390      415,610
-          -              -           417,000
Net Loss                                    -          -            -
-          -          (777,674)      (777,674)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1995             1,856,687     18,567      825,733
-          -          (948,393)      (104,093)

Net Loss                                    -          -            -
-          -          (899,983)      (899,983)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1996             1,856,687     18,567      825,733
-          -        (1,848,376)    (1,004,076)

Net Loss                                    -          -            -
-          -          (501,567)      (501,567)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31,1997              1,856,687   $ 18,567   $  825,733
0   $   -      $ (2,349,943)  $ (1,505,643)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  5 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
           From December 6, 1993 (inception) through December 31, 1999

Deficit

Accumulated
                                                              Additional
Common stock         During
                                           Common Stock         Paid-in
Subscribed        Development
                                         Shares     Amount      Capital
Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1997             1,856,687   $ 18,567   $  825,733
-      $   -      $ (2,349,943)  $ (1,505,643)

Issuance of common stock on
  reverse merger                         602,811      6,028         -
-          -              -             6,028

Issuance of common stock on
  conversion of notes payable and
  accrued interest from September
  1998, through December 1998, at
  an average price of $1.37 per share    350,388      3,504      477,327
-          -              -           480,831

Issuance of common stock on
  conversion of accounts payable,
  January through October 1998, at
  an average price of $0.87 per share    186,376      1,864      160,620
-          -              -           162,484

Issuance of common stock for
  services, from January through
  October 1998, at an average price
  of $0.92 per share                     185,500      1,855      168,916
-          -              -           170,771

Issuance of common stock for
  construction escrow deposits in
  October 1998, at a price of
  $1.00 per share                        240,000      2,400      237,600
-          -              -           240,000

Issuance of common stock for
prepaid rent in December 1998,
at a price of $1.20 per share             20,000        200       23,800
-          -              -            24,000

Issuance of  stock options on
  conversion of accounts payable
  in October 1998, at a price of
  $1.00 per share                           -          -          90,000
-          -              -            90,000

Issuance of stock options to directors
  for services in October 1998, at a
  price of $1.00 per share                  -          -          30,000
-          -              -            30,000

Net Loss                                    -          -            -
-          -          (976,390)      (976,390)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996
0   $      0   $ (3,326,333)  $ (1,277,919)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  6 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
           From December 6, 1993 (inception) through December 31, 1999

Deficit

Accumulated
                                                              Additional
Common stock         During
                                           Common Stock         Paid-in
Subscribed        Development
                                         Shares     Amount      Capital
Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996
-      $   -      $ (3,326,333)  $ (1,277,919)

Issuance of common stock on
  exercise of option in September
  1999, at an exercise price of $0.25    100,000      1,000       24,000
-          -              -            25,000

Issuance of common stock on
  conversion of notes payable and
  accrued interest, from February
  1999 through June 1999, at an
  average price of $1.22 per share       962,985      9,630    1,171,529
-          -              -         1,181,159

Issuance of common stock for
  services, from April 1999 through
  December 1999, at an average
  price of $1.00 per share               562,377      5,624      556,753
-          -              -           562,377

Issuance of common stock in
  private placement offering from
  February 1999 through May 1999,
  at a price of $1.00 per share          909,879      9,098      900,780
-          -              -           909,878

Issuance of  stock options to
  directors for services in February
  1999                                      -          -       3,042,000
-          -              -         3,042,000

Issuance of common stock for
  cash and subscription receivable
  in March 1999, at a price of $1.00
  per share                              125,000      1,250      123,750
(62,500)   (62,500)          -            62,500

Issuance of stock in lieu of
  interest payment due in December
  1999                                   150,000      1,500       46,827
-          -              -            48,327

Beneficial conversion feature of
  convertible debt, from June 1999
  through December 1999                     -          -         631,086
-          -              -           631,086

Net Loss                                    -          -            -
-          -        (4,530,243)    (4,530,243)
                                       ---------   --------   ----------   ----
-----   --------   ------------   ------------
Balance, December 31, 1999             6,252,003   $ 62,520   $8,510,721
(62,500)  $(62,500)  $ (7,856,576)  $    654,165
                                       =========   ========   ==========
=========   ========   ============   ============

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  7 -
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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



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


Following these actions and on January 28, 1998, the AEI Nevada Board of Directors voted to approve a plan and agreement of reorganization between Wagg and AEI Nevada. Under the terms of the reorganization, each share of AEI Nevada common stock was exchanged for one share of Wagg common stock owed by AEI Nevada, and all of the assets of AEI Nevada were transferred to Wagg. This resulted in AEI Nevada becoming a wholly-owned subsidiary of Wagg. In conjunction with these actions, the shareholders of Wagg approved an amendment of Wagg's Certificate of Incorporation to change its name to Alternative Entertainment, Inc., a Delaware Corporation ("AEI"). The reorganization has been accounted for as a reverse acquisition with a public shell. Accordingly, the accompanying consolidated financial statements have been presented as if AEI Nevada had always been a part of Wagg.


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

                                  - F - 10 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



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

                                  - F - 11 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



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

                                  - F - 12 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



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



NOTE 3 - CHANGE IN METHOD OF ACCOUNTING FOR BARTER CREDITS

The Company had accounted for the ITEX transaction involving barter credits (Note 5) by recording an asset with a corresponding credit to stockholders' equity. A new method for accounting for the barter credits was adopted, detailed in Note 5, and involves recording such credits as they are used. The effect of the accounting change has no effect on the income or expenses for 1998. The 1998 financial statements have been restated to reflect this change, and resulted in a $100,000 decrease in current assets and stockholders' equity. The change to per share amounts associated with this change is immaterial.


                                  - F - 13 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999


NOTE 4 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $37,592 and $35,515 is due from an officer of the Company as of December 31, 1999 and 1998, respectively. This note bears interest at 5.85% and is due upon demand.


NOTE 5 - BARTER CREDIT

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


NOTE 6 - PROPERTY AND EQUIPMENT

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


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

                                  - F - 14 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 8 - NOTES PAYABLE

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

                                  - F - 15 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTES 8 - NOTES PAYABLE (Continued)

                                                             December 31,
                                                          1999         1998
                                                       ----------   ----------
Unsecured convertible promissory note which is
not to exceed $1,000,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.  Conversion can be exercised
at maturity at a price of $ 0.40 per share.               959,674        -0-

Unsecured convertible promissory note dated
January 10, 1999 with an interest rate at 10%
per annum.  Principal, and accrued interest, is
payable on or before January 10, 2000.
Conversion can be exercised at maturity
at a price of $ 2.00 per share.                           600,000        -0-

Unsecured convertible promissory of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.  Conversion can be exercised at maturity
at a price of $ 0.36 per share.                           300,000        -0-
                                                       ----------   ----------
                                                       $2,283,614   $1,255,668
                                                       ==========   ==========


Accrued interest related to notes payable totaled $164,529 and $262,856 as of December 31, 1999 and 1998 respectively. During 1999 notes payable of $999,513 plus accrued interest were converted into shares of common stock.


The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price.



NOTE 9 - SHAREHOLDERS' EQUITY

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

                                  - F - 16 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

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

                                  - F - 17 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

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


NOTE 10 - INTEREST EXPENSE

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
                                       ==========    ==========    ===========

                                  - F - 18 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 11 - INCOME TAXES

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

                                  - F - 19 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 12 - COMMITMENTS AND CONTINGENCIES

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


NOTE 13 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred deficits of $4,530,243, $976,390, and $501,567 for the years ended
December 31, 1999, 1998 and 1997, respectively, and has incurred a deficit totaling $7,856,576 since its inception in 1993. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



NOTE 14 - SUBSEQUENT EVENTS

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

                                  - F - 20 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999



NOTE 14 - SUBSEQUENT EVENTS (Continued)

CONVERTIBLE DEBT

In March 2000 the Company converted the $600,000 note due, plus accrued interest, to WB Elmer & Co. for construction services into 335,000 common shares.

Management expects that the other outstanding convertible debt of 1,259,674 will be fully converted by March 2001.

                                  - F - 21 -
===============================================================================