Form 10KSB/A
period 1999-12-31
BOYSTOYS COM INC
filed 2000-08-15
CIK 931799

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

Item 10.  EXECUTIVE COMPENSATION

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

                                    - 29 -
===============================================================================

SUMMARY COMPENSATION TABLE

                       Annual Compensation       Long-term Compensation
                     -----------------------   ----------------------------
                                                    Awards     Payouts
                                                    -------    -------
                                      Other     Restr-   Securities            All
Name and                             Annual     icted    Underlying           Other
Principal                            Compen-    Stock     Options/   LTIP    Compens-
Position      Year   Salary  Bonus   sation     Awards      SARs    Payouts   ation
  (a)          (b)   ($)(c)  ($)(d)  ($)(e)*   (s)($)(f)   (#)(g)   ($)(h)    ($)(i)
------------  ----  -------  ------  -------   ---------  --------  -------  --------
Ralph M.      1997  $     0    $0      $0         $0         $0       $0        $0
Amato         1998  $ 7,600    $0      $0         $0         $0       $0        $0
Chairman,     1999  $30,000    $0      $0         $0     $1,800,000   $0        $0
President
and CFO

Michael L.    1997  $     0    $0      $0         $0         $0       $0        $0
Potter        1998  $     0    $0      $0         $0         $0       $0        $0
Secretary     1999  $     0    $0      $0         $0     $  250,000   $0        $0
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

-------------------------------------------------------------------------------------------
        (1)                         (2)                       (3)                 (4)
                                  Name And                 Amount And
                                 Address Of                 Nature Of
     Title Of                    Beneficial                Beneficial          Percent Of
      Class                        Owner                      Owner               Class
-------------------------------------------------------------------------------------------
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