Form 10QSB/A
period 2000-03-31
BOYSTOYS COM INC
filed 2000-08-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1

                                FORM 10-QSB/A


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

Item 1. Financial Statements & Letter of Independent Accountants Consolidated Balance Sheets
              March 31, 2000 (unaudited) and March 31, 1999  . . . .  3 & F-1
         Consolidated Statements of Operations (unaudited)
              Three Months Ended March 31, 2000 (unaudited)
              and Three Months Ended March 31, 1999 (unaudited) . . . F-4 Statements of Changes in Shareholders' Equity (unaudited)
              From December 6, 1993 (inception) through March 31, 2000 F-5 Consolidated Statements of Cash Flows (unaudited)
              Three Months Ended March 31, 2000 and March 31, 1999 . .    F-8
         Notes to Consolidated Financial Statements (unaudited)  . . .    F-9

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
                                                    ==========    ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F3 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                      Consolidated Statements of Operations
                For the Three Months Ended March 31, 2000 and 1999

                                                       2000          1999
                                                    ----------    ----------
Revenues:
     Sales *                                        $  499,976    $        0

     Cost of Sales                                     150,124             0
                                                    ----------    ----------
     Gross Profit                                      349,852             0

     General and Administrative Expenses              (632,520)      (71,376)
                                                    ----------    ----------
Total General & Administrative Expenses               (632,520)      (71,376)

Operating loss                                        (282,668)      (71,376)

Other Income (Expenses):
     Interest Income                                       552         1,694
     Interest Expense                                  (73,680)      (32,920)
                                                    ----------    ----------
Total Other Income (Expenses)                          (73,128)      (31,226)

Deficit Before Income Taxes                           (355,796)     (102,602)

Provision for Income Taxes                                (800)         (800)
                                                    ----------    ----------
Net loss                                            $ (356,596)   $ (103,402)
                                                    ==========    ==========

Net loss per share                                  $   (0.05)    $   (0.04)
                                                    ==========    ==========

Weighted average shares used
     for net loss per share                          6,664,882     2,918,630
                                                    ==========    ==========

Net loss per diluted share                          $   (0.03)    $   (0.05)
                                                    ==========    ==========

Weighted average shares used
  for net loss per diluted share                    10,413,735     2,530,927
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


LITIGATION

Two subcontractors involved in the construction of the facility in San Francisco, Superior Heating and Sheet Metal, Inc. and Tucknott Electric Company, filed mechanics liens against the Company and the general contractor. Superior Heating and Sheet Metal, Inc. seeks $119,822 in damages. Tucknott Electric Company seeks $52,666.49 in damages. The Company believes that it is not responsible for payment of these monies and that the general contractor, is responsible for payment of all such amounts. Therefore, no accrual or loss contingency has been reflected in the financial statements.

The Company was also served with a copy of a summons and a complaint filed by Ken Marc, a holder of a promissory note with a principal amount of $10,000.
The Plaintiff seeks repayment of the note plus accrued interest. The principal amount owed and accrued interest are part of the liabilities of the Company.
No additional accrual is necessary.


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


The Company did not derive any revenues from its six Developmental Web Sites during the First Quarter 2000 and all of the Company's revenues were derived solely from the Club.


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


General and Administrative Expenses for the period were $632,520 or 127% of Sales revenues during the First Quarter 2000. This compares to $71,376 that was incurred as General and Administrative Expenses during the First Quarter 1999. These costs included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses. And the increase of over 786% from the $71,376 amount incurred in First Quarter 1999 to $632,520 primarily reflected the effect of the operation of the Club, including a high level of expenses incurred in Club opening expenses, expenses incurred in hiring and training Club personnel, marketing and promotion expenses, and other related expenses.


                                    -  4 -
-------------------------------------------------------------------------------

As a result, the Company incurred an operating loss of $282,668 during the First Quarter 2000 which compares to an Operating Loss of $71,376 during the First Quarter of 1999. In addition, the Company recorded Other Income and Expenses as follows: $552 in Interest Income, $73,680 in Interest Expense, during First Quarter 2000. This compares to $1,694 in Interest Income and $32,920 in Interest Expense during First Quarter 1999.

As a result, Total Other Income and Expenses increased from $31,226 in First Quarter 1999 to $73,128 in the First Quarter 2000. The increase of about 134% was primarily due to the Company recording 124% increase in Interest Expense from $32,920 in First Quarter 1999 to $73,680 in the First Quarter 2000.


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


On July 28, 2000, the Company (including its wholly-owned subsidiary, AEI-Nevada) was served with a copy of a summons and a Complaint filed in the Superior Court for the County of San Diego by Ken Marc (the "Marc Plaintiff"), a holder of a convertible promissory note with a principal amount of $10,000 (the "Marc Note"). The Marc Plaintiff asserts: (i) that the Company breached its obligations to the Marc Plaintiff by not repaying principal and interest due on the Marc Note; (ii)that the Company has been unjustly enriched at the expense of the Marc Plaintiff; and (iii) that the Marc Plaintiff is entitled to damages incurred by the Marc Plaintiff.

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

         27     Financial Data Schedule


         (B) The Company did not file any Reports on Form 8-K during the three months ending March 31, 2000.




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

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /S/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato,
                                       President, CEO, Chairman, & CFO


Date:  August 12, 2000

                                    - 13 -
-------------------------------------------------------------------------------