Form 10QSB/A
period 2000-06-30
BOYSTOYS COM INC
filed 2000-08-15
CIK 931799

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

         For the transition period from     N/A     to


                   Commission file number: 000-28684


                          BoysToys.com, Inc.
                          ------------------
        (Exact Name of Small Business Issuer in Its Charter)

              DELAWARE                           33-0824801
             ----------                          ----------
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

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 7,298,639 shares.

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
===============================================================================

                               BOYSTOYS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the six months        For the three months
                                 ended June 30,             ended June 30,
                             -----------------------   -----------------------
                                2000         1999         2000         1999
                             ----------   ----------   ----------   ----------
Revenues:
  Sales *                    $1,071,163   $     0      $  571,187   $     0

  Cost of Sales                 266,065         0         115,941         0
                             ----------   ----------   ----------   ----------
  Gross Profit                  805,098         0         455,246         0

  General and
  Administrative Expenses    (1,228,875)    (165,140)    (596,355)     (93,764)
                             ----------   ----------   ----------   ----------
Total General &
Administrative Expenses      (1,228,875)    (165,140)    (596,355)     (93,764)


Operating loss                 (423,777)    (165,140)    (141,109)     (93,764)


Other Income (Expenses):
  Interest Income                 1,417        2,761          865        1,067
  Interest Expense             (134,043)    (227,106)     (60,363)    (194,186)
                             ----------   ----------   ----------   ----------
Total Other Income (Expenses)  (132,626)    (224,345)     (59,498)    (193,119)

Deficit Before Income Taxes    (556,403)    (389,485)    (200,607)    (286,883)

Provision for Income Taxes         (800)        (800)        -            (800)
                             ----------   ----------   ----------   ----------

Net loss                     $ (557,203)  $ (390,285)  $ (200,607)  $ (287,683)
                             ==========   ==========   ==========   ==========
Net loss per share           $   (0.08)   $   (0.10)   $   (0.03)   $   (0.07)
                             ==========   ==========   ==========   ==========

Weighted average shares used
  for net loss per share      6,825,281    3,910,115    6,825,281    3,910,115
                             ==========   ==========   ==========   ==========

Net loss per diluted share   $   (0.04)   $   (0.02)   $   (0.01)   $   (0.01)
                             ==========   ==========   ==========   ==========

Weighted average shares
  used for net loss
  per diluted share           9,940,377   10,488,735    9,940,377   10,488,735
                             ==========   ==========   ==========   ==========

        See Accountants' Report and Notes to the Financial Statements


                                    -  5 -
===============================================================================

                               BOYSTOYS.COM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                         For the six months        For the
three months
                                           ended June 30,             ended
June 30,
                                       -----------------------   --------------
---------
                                          2000         1999         2000
1999
                                       ----------   ----------   ----------   -
---------
Cash Flows from Operating Activities:
  Net Loss                             $ (557,203)  $ (390,285)  $ (200,607)  $
(287,683)
  Non-cash operating activities
    included in operating deficit:
    Amortization and Depreciation         166,074         -          84,680
-
  (Increase) decrease in assets :
    Inventory                             (49,434)        -           7,907
155,000
    Prepaid expenses                      (29,194)      20,000        9,500
8,000
    Employee advances                        (329)        -            (129)
-
    Note receivable-officer               (52,097)        -          (5,862)
(495)
 Increase (decrease) in liabilities :
    Accounts payable                       25,007      (26,323)      25,907
5,972
    Equipment contract payable             33,325         -            -
-
    Accrued interest                      (29,911)      80,841       58,063
(112,233)
                                       ----------   ----------   ----------   -
---------
Net cash used in operating activities    (493,762)    (315,767)     (20,541)
(231,439)
                                       ==========   ==========   ==========
==========

Cash Flows from Investing Activities
  Purchase of equipment & improvements    (88,537)    (854,011)     (19,285)
(726,301)
  Investment in fine art                  (15,000)        -          (5,000)
-
                                       ----------   ----------   ----------   -
---------
Net cash used in investing activities    (103,537)    (854,011)     (24,285)
(726,301)
                                       ==========   ==========   ==========
==========

Cash Flows from Financing Activities :
  Increase (decrease) in
    convertible notes                    (316,360)    (148,313)      42,159
(186,854)
  Stock issuances                         935,811    1,386,978         -
829,304
                                       ----------   ----------   ----------   -
---------
Net cash provided by
  financing activities                    619,451    1,238,665       42,159
642,450
                                       ==========   ==========   ==========
==========

Net increase in cash                       22,152       68,887       (2,667)
(315,290)

Cash at Beginning of Period                     2      (12,556)      24,821
371,621
                                       ----------   ----------   ----------   -
---------

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


Following these actions and on January 28, 1998, the AEI Nevada Board of Directors voted to approve a plan and agreement of reorganization between Wagg and AEI Nevada. Under the terms of the reorganization, each share of AEI Nevada common stock was exchanged for one share of Wagg common stock owned by AEI Nevada, and all of the assets of AEI Nevada were transferred to Wagg. This resulted in AEI Nevada becoming a wholly-owned subsidiary of Wagg. In conjunction with these actions, the shareholders of Wagg approved an amendment of Wagg's Certificate of Incorporation to change its name to Alternative Entertainment, Inc., a Delaware Corporation ("AEI"). The reorganization has been accounted for as a reverse acquisition with a public shell. Accordingly, the accompanying consolidated financial statements have been presented as if AEI Nevada had always been a part of Wagg.


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


INVESTMENT - FINE ART

Investments in original works of art are classified as fine art and carried at cost. These works of art are used primarily to decorate the interior of the Company's facility in San Francisco. However, the art displayed is also available for purchase by the patrons.



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
                                                             ----------

                                                             $1,967,254
                                                             ==========

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


     During the Second Quarter 2000 the Company did not derive any revenues from its six Developmental Web Sites and all of the Company's revenues were derived solely from the revenues generated at its Club.


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

                                    - 31 -
===============================================================================

     However, during the Second Quarter 2000 the Company also recorded $596,355 in General and Administrative Expenses related both to the operation of the Company and to the operation of the Club. These expenses are primarily wages, salaries, depreciation and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a 536% increase from the amount the Company incurred as General and Administrative Expenses during the Second Quarter 1999 when the Company incurred $93,764 during that period.

     As a result, during the Second Quarter 2000, the Company recorded an Operating Loss of $141,109 during the Second Quarter 2000. This compares to an Operating Loss of $93,764 during the Second Quarter 1999.

     However, during the Second Quarter 2000, the Company also recorded Interest Income of $865 and Interest Expense of $60,363. The Interest Income represents income the Company recorded on transient and miscellaneous funds held in bank accounts while the Interest Expense represents the amount of Interest Expense incurred on notes payable during the Second Quarter 2000. The amounts compare to $1,067 in Interest Income and $194,186 in Interest Expense recorded in Second Quarter 1999.

     Overall, the Company recorded $59,498 in Total Other Expenses in the Second Quarter 2000 compared to $193,119 in Total Other Expenses during the Second Quarter 1999.


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


     During the First Six Months of 2000, the Company did not derive any revenues from its six Developmental Web Sites. All of the Company's revenues during this period were derived from its Club.


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

                                    - 32 -
===============================================================================

     General and Administrative Expenses during the First Six Months of 2000, primarily made up of wages, salaries, depreciation, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,228,875 (approximately $6,789 per day during the 181 days of the First Six Months of 2000). Thus, General and Administrative Expenses equaled approximately 115% of the Company's Sales revenues of $1,071,163 during the First Six Months of 2000.


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

10.25   Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.26   Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27   Loan Agreement & Convertible Unsecured Promissory Note
        ($50,000 - Kawesch)
10.28   Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29   Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30   Loan Agreement & Convertible Unsecured Promissory Note
        ($25,000 - Tinney)

23.1    Consent of Pannell Kerr Forster
23.2    Resignation of Pannell Kerr Forster
23.3    Consent of Pannell Kerr Forster
23.4    Acknowledgment of Armando C. Ibarra

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

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /S/  Ralph M. Amato
                                       ---------------------------------------
                                            Ralph M. Amato
                                            President, Chief Executive Officer
                                            Chief Financial Officer


Date:  August 12, 2000

                                    - 41 -
===============================================================================