Form 10KSB/A
period 1999-12-31
BOYSTOYS COM INC
filed 2000-09-05
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              AMENDMENT NO. 2

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

  1)  Other upscale gentlemens clubs located in major metropolitan areas;

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


PURCHASING

     The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverageproducts from authorized local or national suppliers. Food, beverage and other products and supplies are shipped directly to the Club, although invoices for purchases will be paid by the Company's wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA"). RMA is the corporation the Company established to operate the existing Club.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Company has not held any meeting of the Company's shareholders in 1999 and no action of the Company's shareholders was taken in 1999 and no meeting of the Company's shareholders is contemplated during 2000.


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


     The number of shareholders of record of Common Stock on September 1, 2000 was approximately 765.


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

                                    - 25 -
===============================================================================

     Although the Company's upscale gentlemen's club in San Francisco, California (the "Club") did not open until January 26, 2000, the Company recorded $1,057,336 in general and administrative expenses in Fiscal 1999. These expenses were primarily composed of: (i) rental expenses incurred for the lease of the property on which the Club is located; (ii) $369,974 in depreciation expense; (iii) rental of two apartments in San Francisco (where one apartment is provided for the Club's manager and the other for use by the Company's management and consultants to the Company); (iv) rental of the Company's executive office in La Jolla, California (which was later closed with office functions transferred and consolidated with the Company's offices at the Club; (v) payment of salaries to the General Manager of the Club and other office and administrative staff; (vi) payment of travel, entertainment, and promotional costs associated with the development of the Company's Club; and
(vii) payment of accounting, legal, and other general and administrative expenses.

     And while the Company recorded $1,057,336 as General and Administrative Expenses in Fiscal 1999, this represented an 30.76% decline from $808,594 in General and Administrative Expenses recorded in Fiscal 1998. The increase in these expenses was primarily due to depreciation expenses of $369,974, rental expenses, and related expenses.


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


     As a result, Total General and Administrative Expenses in Fiscal 1999 were $4,099,336 or approximately 388.83% more than the $838,594 recorded in Fiscal 1998.


     Other Expenses in Fiscal 1999 were also higher than in Fiscal 1998. While the Company recorded Interest Income of $2,077 in Fiscal 1999 compared to $2,102 in Fiscal 1998 (in each case derived from temporary cash bank balances), the Company recorded an aggregate of $432,184 in Interest Expense in Fiscal 1999 compared to $139,098 in Interest Expense in Fiscal 1998.


     The increase in interest expense of over 210.70% from Fiscal 1998 was due in large part to the Company's increased use of debt financing during Fiscal 1999 compared to Fiscal 1998. For example, as of December 31, 1999, the Company had an aggregate balance of $2,283,614 in secured and unsecured promissory notes outstanding. This compares to an aggregate of $1,255,668 in secured and unsecured promissory notes outstanding as of December 31, 1998. While these promissory notes carried interest rates ranging from 8% to 12%, overall the Company increased the dollar amount of these notes by nearly 82% in Fiscal 1999 compared to Fiscal 1998.


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

                                    - 26 -
===============================================================================

     As a result, the Company's Total Other Expenses in Fiscal 1999 were $430,107 in Fiscal 1999 which represented a 213.96% increase from Fiscal 1998. This resulted in a Deficit Before Income Taxes of $4,529,443 for Fiscal 1999 compared to a Deficit Before Income Taxes of $975,590 in Fiscal 1998.


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

                                    - 30 -
===============================================================================

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of September 2, 2000.

-------------------------------------------------------------------------------------------
        (1)                         (2)                       (3)                 (4)
                                  Name And                 Amount And
                                 Address Of                 Nature Of
     Title Of                    Beneficial                Beneficial          Percent Of
      Class                        Owner                      Owner               Class
-------------------------------------------------------------------------------------------
Common Stock               Ralph M. Amato                   3,463,669(1)         29.93%(1)
                           412 Broadway
                           San Francisco, California
                           94113

Common Stock               Michael L. Potter, Esq.            270,000(2)          2.33%(2)
                           412 Broadway
                           San Francisco, California
                           94113
                                                            ------------        -----------
Total for all persons
as a group (2 persons)                                      3,733,669(3)         32.36%(3)
                                                            ============        ===========

Common Stock               Wilfred Van Dam                  2,624,185(4)         22.68%
                           Essex Capital Holdings, Ltd.
                           Cayside, Second Floor
                           Grand Cayman, B.W.I.

Common Stock               Lewis Chin                       1,122,333(5)          9.70%

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

3. Totals shown include all Shares purchasable upon exercise of the options stated and the conversion of the convertible unsecured promissory note issued to Essex Capital Holdings, Ltd.(the "Essex Note"). In the event that all of the options were exercised, that the Essex Note (with a principal balance of $959,674 as of December 31, 1999) is converted (at a conversion price of $0.40 per share) and assuming that the Company does not issue any additional shares of its Common Stock (par value $0.001), the Company would have an aggregate of 11,573,021 shares of its Common Stock (par value $0.001) outstanding.

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

5. The amount shown for Lewis Chin includes: (i) 908,333 Shares of the Company's Common Stock issuable upon conversion of the $300,000 promissory note (the "Chin Note") issued to him; (ii) 50,000 Shares of the Company's Common Stock issued to Mr. Chin in payment of interest on the Chin Note; and (iii) 164,000 Shares of the Company's Common Stock held by Roma Caf,, Inc., a corporation owned by Lewis Chin. Mr. Chin is the owner of the real property on which the Company's San Francisco Club is located.


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


In March 2000, the Company issued 50,000 Shares of the Company's Common
Stock to Lewis Chin (the owner of Roma Cafe, Inc. which owns the real estate on which the Company's Club is located) in lieu of a cash payment and in payment of interest owed to Mr. Chin on a promissory note previously issued to him.

In March 2000, the Company issued 82,000 Shares of the Company's Common
Stock to Roma Cafe, Inc., the owner of the real estate on which the Company's San Francisco Club is located, in lieu of a cash payment and in payment of rent owed to Roma Cafe, Inc.

On March 31, 2000 the Company issued 75,000 Shares of the Company's Common Stock to Essex Capital Holdings, Ltd in payment of unpaid and accrued interest on the Essex Note.

On August 15, 2000, the Company issued 600,000 shares of its Common Stock to Ralph M. Amato in recognition of his contribution in opening the Company's Club.



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


By:  /S/ Ralph M. Amato                Date:  09/02/00
     --------------------------               --------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  09/02/00
     --------------------------               --------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  09/02/00
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

                              ARMANDO C. IBARRA
                        CERTIFIED PUBLIC ACCOUNTANTS
                        (A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.
La Jolla, Ca. 92037


We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended.
We have also audited the consolidated balance sheet of BoysToys.com, Inc. for the period December 6, 1993 (inception) to December 31, 1999, and the related statements of operations, shareholders' deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1998 financial statements were audited by other auditors whose report dated August 31, 1999 (Restated), included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

San Diego, California
September 1, 2000


                 350 E Steet, Suite H, Chula Vista,  CA  91910
Tel:  (619) 422-1348                                       Fax:  (619) 422-1465

                                  - F -  1 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and 1998 (Restated)

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and 1998 (Restated)

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

                                                                   Dec  6, 1993
                                                                   (inception)
                                       Years Ended December 31,      through
                                          1999          1998       Dec 31, 1999
                                       ----------    ----------    -----------
Revenues                               $      916    $     -       $       916
                                       ----------    ----------    -----------

General and Administrative Expenses    (1,057,336)     (808,594)    (3,733,131)
Officer compensation in stock options  (3,042,000)      (30,000)    (3,072,000)
                                       ----------    ----------    -----------
Total General &
   Administrative Expenses             (4,099,336)     (838,594)    (6,805,131)

Other Income (Expenses):
Interest Income                             2,077         2,102          5,818
Interest Expense                         (432,184)     (139,098)      (754,519)
Offering Costs Written - off                 -             -          (297,944)
                                       ----------    ----------    -----------
Total Other Income (Expenses)            (430,107)     (136,996)    (1,046,645)

Deficit Before Income Taxes            (4,529,443)     (975,590)    (7,851,776)

Provision for Income Taxes                   (800)         (800)        (4,800)
                                       ----------    ----------    -----------
Net loss                               $(4,530,243)  $  (976,390)  $(7,856,576)
                                       ===========   ===========   ===========

Net loss per share                     $    (0.84)   $    (0.41)
                                       ===========   ===========
Weighted average shares used
     for net loss per share              5,418,220     2,409,637
                                       ===========   ===========

Net loss per diluted share             $    (0.58)   $    (0.18)
                                       ===========   ===========
Weighted average shares used
     for net loss per diluted share      7,398,827     3,913,929
                                       ===========   ===========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  4 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
       From December 6, 1993 (inception) through December 31, 1999 (Restated)

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
     From December 6, 1993 (inception) through December 31, 1999 (Restated)

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
      From December 6, 1993 (inception) through December 31, 1999 (Restated)

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

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
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

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


INVENTORIES

Inventories include food, wine, liquour and other restaurant related items. All inventory items are stated at the lower of cost (first-in, first-out) or market value.


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


                                                December 31,
                                             1999            1998
                                          -----------     -----------
     Net (loss):
          As reported                     $(4,530,243)    $  (976,390)
          Pro forma                       $(4,850,843)    $  (988,082)
     Basic net (loss) per share:
          As reported                     $     (.83)     $    (0.41)
          Pro forma                       $     (.90)     $    (0.41)
     Diluted net (loss) per share:
          As reported                     $     (.61)     $    (0.18)
          Pro forma                       $     (.66)     $    (0.25)


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