Form 10QSB/A
period 2000-03-31
BOYSTOYS COM INC
filed 2000-09-05
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 2

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
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

       See Accountants' Report and Notes to the Financial Statements.

                                    - F7 -
-------------------------------------------------------------------------------

                             BoysToys.com, Inc.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2000 and 1999

                                                       2000          1999
                                                    ----------    ----------
Cash Flows from Operating Activities:
 Net  Loss                                          $ (301,659)   $ (103,402)
 Non-cash operating activities included in deficit
 accumulated :
    Amortization and Depreciation                       81,394          -
 (Increase) decrease in assets :
    Inventory                                          (57,341)         -
    Prepaid expenses                                   (38,694)       12,000
    Employee advances                                     (200)         -
    Note receivable-officer                            (46,235)         -
 Increase (decrease) in liabilities :
    Accounts payable                                      (900)      (24,318)
    Equipment contract payable                          33,323          -
    Accrued interest                                    41,065        31,392
                                                    ----------    ----------
Net cash used in operating activities                 (289,247)      (84,328)
                                                    ==========    ==========

Cash Flows from Investing Activities
     Purchase of equipment and improvements            (69,252)     (127,710)
     Investment in fine art                            (10,000)         -
                                                    ----------    ----------
Net cash used in investing activities                  (79,252)     (127,710)
                                                    ==========    ==========

Cash Flows from Financing Activities :
 Increase (decrease) in convertible notes              150,000        38,541
 Stock issuances                                       243,318       557,674
                                                    ----------    ----------
Net cash provided by financing activities              393,318       596,215
                                                    ==========    ==========

Net increase in cash                                    24,819       384,177

Cash at Begining of Period                                   2       (12,556)
                                                    ----------    ----------
Cash at End of Period                               $   24,821    $  371,621
                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for :
 Interest ( Net of amount capitalized )             $    2,125    $    1,528
                                                    ==========    ==========

 Income Taxes                                       $      800    $     -
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



Item 2.  Changes in Securities

         Not applicable.

         (c)  Issuances of Equity Securities

         The Company reports the following issuances of its equity securities during the period from January 1, 2000 to March 31, 2000.

         During the period from January through March 31, 2000, the Company issued the following shares of the Company's Common Stock (with each Share valued at $0.50 per Share):

         (i) 75,000 shares of the Company's Common Stock were issued to Essex Capital Holdings, Ltd. in lieu of a cash payment and in payment of the accrued and unpaid interest on the amount due under the convertible unsecured promissory note previously issued to Essex Capital Holdings, Ltd. Essex is sophisticated investor and has a pre-existing relationship with the Company. The Shares were issued pursuant to
         Section 4(2) of the Securities Act of 1933. The Shares were issued to Essex without an underwriter;

         (ii) 50,000 shares of the Company's Common Stock were issued to Lewis Chin (the owner of Roma Cafe Inc., the owner of the real estate on which the Company's San Francisco Club is located), in lieu of a cash payment and in payment of interest owed to Mr. Chin on a promissory note previously issued to him. The investor, Mr. Chin, is a sophisticated and Accredited Investor and has a pre-existing relationship with the Company. The Shares were issued pursuant to
         Section 4(2) of the Securities Act of 1933. The Shares were issued to Mr. Chin without an underwriter;

         (iii) 335,000 Shares of the Company's Common Stock (including 35,000 Shares as payment of accrued and unpaid interest) were issued to W. B. Elmer & Co., Inc. upon conversion of a $600,000 convertible unsecured promissory note previously issued to W.B. Elmer & Co., Inc. on February 10, 1999 and in payment of all principal and unpaid and accrued interest thereon. The investor, W.B. Elmer & Co., Inc., is a sophisticated and Accredited Investor and has a pre-existing business relationship with the Company. The Shares were issued pursuant to
         Section 4(2) of the Securities Act of 1933. The Shares were issued to W.B. Elmer & Co., Inc. without an underwriter; and

         (iv) 100,000 shares of the Company's Common Stock to the Ina L. Weeda Family Trust upon conversion of two convertible promissory notes previously issued to the Ina L. Weeda Family Trust. The trustee of the Ina L. Weeda Family Trust, is a sophisticated and Accredited Investor and has a pre-existing business relationship with the Company. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to the Ina L. Weeda Family Trust without an underwriter.

         In addition, during the period from January to March 31, 2000, the Company issued an aggregate of 202,000 shares of its Common Stock in lieu of cash payments and in exchange for services received by the Company from the following individuals and in the amounts shown for each such individual. Each purchaser is experienced and each had a pre-existing business relationship withe the Company. The Shares were valued at $0.50 per Share. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the Shares were issued without an underwriter:

         1) 27,000 Shares of the Company's Common Stock were issued to Jeff Stuber for marketing services related to the opening of the Company's Club;

         2) 20,000 Shares/ of the Company's Common Stock were issued to Lindsay Faniel for administrative services for the Company's Club;

         3) 20,000 Shares of the Company's Common Stock were issued to Gina Dawson for marketing services related to the opening of the Company's Club;

         4) 10,000 Shares of the Company's Common Stock were issued to William Shirk for wine and liquor inventory consulting services for the Company's Club;

         5) 10,000 Shares of the Company's Common Stock were issued to Gerard Crawford for pastry, desserts, and menu strategy consulting services for the Company's Club;

         6) 10,000 Shares of the Company's Common Stock were issued to Jacob Watkins for computer and information systems vendor consulting services for the Company's Club;

         7) 10,000 Shares of the Company's Common Stock were issued to Edward Evans for entertainer selection and recruitment consulting services;

         8) 10,000 Shares of the Company's Common Stock were issued to Mark Pears for music and sound system configuration consulting services for the systems installed in the Company's Club;

         9)    5,000 Shares of the Company's Common Stock were issued to
         Dennis DeGori for business strategy consulting services related to the opening of the Company's Club;

         10) 10,000 Shares of the Company's Common Stock were issued to Susan Adair for recruitment of entertainers and consulting services;

         11)   5,000 Shares of the Company's Common Stock were issued to
         Randy Beasley for national recruitment of entertainers and consulting services;

         12) 1,500 Shares of the Company's Common Stock were issued to Daniela Lazar for modeling services related to the opening of the Company's Club;

         13) 1,500 Shares of the Company's Common Stock were issued to Johanna Mattox for modeling services related to the opening of the Company's Club;

         14) 1,500 Shares of the Company's Common Stock were issued to Jennifer Powell modeling services related to the opening of the Company's Club;

         15)   1,500 Shares of the Company's Common Stock were issued to
         Jeena Nijjar modeling services related to the opening of the Company's Club;

         16)   1,500 Shares of the Company's Common Stock were issued to
         Ross Grossman for model selection and consulting services related to the opening of the Company's Club;

         17) 20,000 Shares of the Company's Common Stock were issued to Bianca Hodge for business strategy consulting services related to the marketing and advertising of the Company's Club;

         18) 20,000 Shares of the Company's Common Stock were issued to Deborah Gintoli for business strategy consulting services related to the marketing and advertising of the Company's Club;

         19) 10,000 Shares of the Company's Common Stock were issued to Gary Marlin, the Company's Club Manager pursuant to his employment agreement with the Company;

         20) 5,000 Shares of the Company's Common Stock were issued, as a bonus, to Erik Reese, the Company's Executive Chef; and

         21) 2,500 Shares of the Company's Common Stock were issued, as a bonus, to Nicholas S. Morganstern, the Company's Kitchen Manager.

         In March 2000, the Company also issued 82,000 Shares of the Company's Common Stock to Roma Cafe, Inc., the owner of the real estate on which the Company's San Francisco Club is located), in lieu of a cash payment and in payment of rent owed to Roma Cafe, Inc.. The owner of Roma Cafe, Inc., Mr. Lewis Chin, is a sophisticated and Accredited Investor and has a pre-existing relationship with the Company. The Shares were valued at $0.50 per Share. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Roma Cafe, Inc. without an underwriter.

         In March 2000, the Company issued 50,000 shares of the Company's Common Stock to William M. Aul, Esq. in payment of legal services to the Company. The Shares were valued at $0.50 per Share. The investor,
William M. Aul, is a sophisticated investor and has a pre-existing relationship with the Company. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Mr. Aul without an underwriter.

         In March 2000, the Company issued 5,000 Shares of the Company's Common Stock to Victor Basanac in payment for certain travel services. The Shares were valued at $0.50 per Share. The investor, Victor Basanac, is sophisticated and experienced investor and has a pre-existing business relationship with the Company. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Mr. Basanac without an underwriter.

         In March 2000, the Company issued 35,000 Shares of the Company's Common Stock to Suns Associates Group in lieu of cash and in payment for certain public relations services. The Shares were valued at $0.50 per Share. The investor, Suns Associates Group, is sophisticated and experienced investor and has a pre-existing business relationship with the Company. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Suns Associates Group without an underwriter.

         In March 2000, the Company issued 40,000 Shares of the Company's Common Stock to Olde Monmouth Stock Transfer Co. in lieu of a cash payment and in payment of prior transfer agent services. The Shares were valued at $0.50 per Share. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Olde Monmouth Stock Transfer Co., Inc. without an underwriter.

         In March 2000, the Company issued 72,636 Shares of the Company's Common Stock were issued to Stanley V. Heyman, C.P.A., a former officer and director of the Company in payment of an outstanding balance of $72,636 in accordance with a prior understanding with Mr. Heyman. The investor, Stanley V. Heyman, C.P.A., is a sophisticated investor and has a pre-existing business relationship with the Company. The Shares were valued at $1.00 per Share. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Stanley V. Heyman, C.P.A. without an underwriter.

         All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale." As a condition precedent to each sale, the respective purchaser was required to execute an investment letter and consent to the imprinting of a restrictive legend on each stock certificate received from the Company.



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

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /S/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato,
                                       President, CEO, Chairman, & CFO


Date:  September 2, 2000

                                    - 13 -
-------------------------------------------------------------------------------