Form 10KSB/A
period 1999-12-31
BOYSTOYS COM INC
filed 2000-09-25
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              AMENDMENT NO. 3

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

                                    -  6 -
===============================================================================

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

                                    -  7 -
===============================================================================

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


                                    -  8 -
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

                                    -  9 -
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

                                    - 10 -
===============================================================================

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

                                    - 11 -
===============================================================================

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

                                    - 12 -
===============================================================================

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

                                    - 13 -
===============================================================================

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

                                    - 14 -
===============================================================================

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

                                    - 15 -
===============================================================================

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

                                    - 16 -
===============================================================================

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

                                    - 17 -
===============================================================================

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

                                    - 18 -
===============================================================================

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

                                    - 19 -
===============================================================================

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

                                    - 20 -
===============================================================================

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

9. CONTROL BY OFFICERS AND DIRECTORS. If the Company's officers and directors exercise all stock options held by them as of September 8, 2000, then, as a group, they would hold the power to vote an aggregate of 3,846,669 shares of the Company's Common Stock which would enable them to influence and control the Company's affairs. The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

                                    - 21 -
===============================================================================

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

                                    - 22 -
===============================================================================

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

                                    - 23 -
===============================================================================

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

                                    - 24 -
===============================================================================

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

                                    - 25 -
===============================================================================

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

                                    - 26 -
===============================================================================

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


     The number of shareholders of record of Common Stock on September 8, 2000 was approximately 769.


                                    - 27 -
===============================================================================

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

                                    - 28 -
===============================================================================

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

                                    - 29 -
===============================================================================

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

                                    - 30 -
===============================================================================

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

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


Name                              Age   Position                  Date Elected
-------------------------------   ---   -----------------------   ------------
Ralph M. Amato                    49    President, Chairman, &      12/06/93
412 Broadway                            Chief Financial Officer
San Francisco, California 94133

Michael L. Potter, Esq.           49    Secretary & Director        01/29/96
412 Broadway
San Francisco, California 94133


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


     MICHAEL L. POTTER, ESQ., age 49, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.


                                    - 31 -
===============================================================================

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

                                    - 32 -
===============================================================================

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

                                    - 33 -
===============================================================================

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of September 8, 2000.

-------------------------------------------------------------------------------------------
        (1)                         (2)                       (3)                 (4)
                                  Name And                 Amount And
                                 Address Of                 Nature Of
     Title Of                    Beneficial                Beneficial          Percent Of
      Class                        Owner                      Owner               Class
-------------------------------------------------------------------------------------------
Common Stock               Ralph M. Amato                   3,576,669(1)         35.87%(1)
                           412 Broadway
                           San Francisco, California
                           94113

Common Stock               Michael L. Potter, Esq.            270,000(2)          3.21%(2)
                           412 Broadway
                           San Francisco, California
                           94113
                                                            ------------        -----------
Total for all persons
as a group (2 persons)                                      3,846,669            39.08%
                                                            ============        ===========

Common Stock               Wilfred Van Dam                  2,706,685(3)         25.60%(3)
                           Essex Capital Holdings Ltd.
                           Cayside, Second Floor
                           Grand Cayman, B.W.I.

Common Stock               Lewis Chin                       1,122,333(4)         12.36%(4)
                           17 Jacqueline Court
                           Daley City, California 94014

------------------
Footnotes:

1. The amounts shown include 1,200,000 shares purchasable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, the amounts shown includes 600,000 shares purchasable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004. The amounts shown also include up to 77,000 shares of the Company's Common Stock that may be issued by the Company in the event that certain loans to the Company (from Mr. Amato and totaling $77,000) are converted into shares of the Company's Common Stock.

                                    - 34 -
===============================================================================

2. The amounts shown include 250,000 shares purchasable at $0.25 per share by Michael L. Potter, Esq. pursuant to a certain common stock purchase option granted by the Company's Board of Directors. This option expires on February 13, 2004.

3. Totals shown include all Shares purchasable upon exercise of the options stated and the conversion of the convertible unsecured promissory note issued to Essex Capital Holdings, Ltd.(the "Essex Note"). In the event that all of the options were exercised, the Essex Note (with a principal balance of $959,674 as of December 31, 1999) is converted (at a conversion price of $0.40 per share) together with shares issued to Essex in payment of interest accrued on the Essex Note (150,000 Shares issued in December 1999, 75,000 Shares issued in March 2000, and 82,500 Shares issued in August 2000).

4. The amount shown for Lewis Chin includes: (i) 908,333 Shares of the Company's Common Stock issuable upon conversion of the $300,000 promissory note (the "Chin Note") issued to him (plus 50,000 Shares of the Company's Common Stock previously issued in payment of interest on the Chin Note) and
(ii) 164,000 Shares of the Company's Common Stock held by Roma Cafe, Inc., a corporation owned by Lewis Chin. Mr. Chin is the owner of the real property on which the Company's San Francisco Club is located.


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


                  OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
                     (1999 Fiscal Year Individual Grants)
                        No. of         Percent of
                      Securities     Total Options/
                      Underlying      SARs Granted     Exercise of
                     Options/SARs    to Employees in    Base Price   Expiration
Name                Granted (#)(1)   Fiscal Year (1)      ($/Sh)        Date
-----------------   --------------   ---------------   -----------   ----------
Ralph M. Amato        1,200,000           87.18%          $0.25         None
                        600,000                           $0.25       02-13-04
-----------------   --------------   ---------------   -----------   ----------

Michael L. Potter,      250,000           12.82%          $0.25       02-13-04
  Esq.
-----------------   --------------   ---------------   -----------   ----------

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

                                    - 35 -
===============================================================================

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


                                    - 36 -
===============================================================================

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


     In December 1999 and again in January 2000, the Company received funds from Essex Capital Holdings, Ltd. ("Essex") pursuant to the Unsecured Convertible Promissory Note (the "Addendum") issued to Essex. Under the terms of the Addendum, the Company is able to borrow additional funds from Essex up to a maximum of $1,500,000. The Addendum increases the amounts of funds that the Company may borrow from the original $1,000,000 amount established by the terms of the original note issued to Essex in June 1999.


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

                                    - 37 -
===============================================================================

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


     On August 15, 2000, the Company's Board of Directors approved the issuance of 82,500 Shares of the Company's Common Stock at $0.50 per Share to Essex Capital Holdings, Ltd. in payment of all accrued and unpaid interest on the outstanding balance of interest due as of June 30, 2000 under the convertible promissory note previously issued to Essex.

On August 15, 2000 the Company's Board of Directors approved the issuance of 600,000 shares of its Common Stock to Ralph M. Amato in recognition of his contributions in opening the Company's Club.



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

               27     Financial Data Schedule


                                    - 38 -
===============================================================================

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     BoysToys.com, Inc.


By:  /S/ Ralph M. Amato                Date:  09/18/00
     --------------------------               --------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  09/18/00
     --------------------------               --------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  09/18/00
     --------------------------               --------
     Michael L. Potter, Esq.
     Director

                                    - 39 -
===============================================================================

                              ARMANDO C. IBARRA
                        CERTIFIED PUBLIC ACCOUNTANTS
                        (A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.
La Jolla, Ca. 92037


We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended, and the cumulative totals for the development stage operations from December 6, 1993 (inception) through December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BoysToys.com (formerly Alternative Entertainment) from December 6, 1993 (inception) to December 31, 1998 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative data through December 31, 1998, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles, and the cumulative totals from December 6, 1993 (inception) through December 31, 1999. Our opinion, insofar as it relates to the cumulative data through December 31, 1998, is based solely on the report of the other auditors.

The other auditor's report dated August 31, 1999 (Restated), included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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


/S/ ARMANDO C. IBARRA
---------------------
ARMANDO C. IBARRA, CPA

San Diego, California
April 12, 2000


                 350 E Steet, Suite H, Chula Vista,  CA  91910
Tel:  (619) 422-1348                                       Fax:  (619) 422-1465

                                  - F -  1 -
                                    - 40 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and 1998 (Restated)

                                    ASSETS
                                    ------
                                                          December 31,
                                                     1999             1998
                                                 ------------     ------------
Current Assets:
     Cash                                         $        2       $     -
     Prepaid Rent                                       -              24,000
     Prepaid Insurance                                 3,000             -
     Deposits                                          8,500          240,000
                                                  ----------       ----------
Total Current Assets                                  11,500          264,000

Property and Equipment, Net                        3,075,916          538,350

Other Assets:
     Note Receivable - Officer                        37,592           35,515
     Deposits                                         48,226           37,000
                                                  ----------       ----------
Total Other Assets                                    85,818           72,515

TOTAL ASSETS                                      $3,173,234       $  874,865
                                                  ==========       ==========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  2 -
                                    - 41 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and 1998 (Restated)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                          December 31,
                                                     1999             1998
                                                 ------------     ------------
Current Liabilities:
     Accounts Payable and Accrued Expenses        $   70,926       $  621,704
     Bank Overdraft                                     -              12,556
     Accrued Interest                                164,529          262,856
     Convertible Debt for Construction Services      600,000             -
     Convertible Debt                              1,683,614        1,255,668
                                                  ----------       ----------
Total Current Liabilities                          2,519,069        2,152,784

TOTAL LIABILITIES                                  2,519,069        2,152,784

Shareholders' (deficit) equity :
Preferred stock, $.01 par value ( 10,000,000
   authorized; none issued and outstanding.)            -                -
Common  Stock, $.01par value ( 20,000,000
   shares authorized; issued and outstanding:
   6,252,003 and 3,441,762 as of
   December 31, 1999 and 1998, respectively)          62,520           34,418
Additional Paid-in-capital                         8,510,721        2,013,996
Common stock subscribed                              (62,500)            -
Deficit accumulated during the development stage  (7,856,576)      (3,326,333)
                                                  ----------       ----------
Total Shareholders' (Deficit) Equity                 654,165       (1,277,919)

TOTAL LIABILITIES AND SHAREHOLDERS'
   (DEFICIT) EQUITY                               $3,173,234       $  874,865
                                                  ==========       ==========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  3 -
                                    - 42 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

                                                                   Dec  6, 1993
                                                                   (inception)
                                       Years Ended December 31,      through
                                          1999          1998       Dec 31, 1999
                                       ----------    ----------    -----------
Revenues                               $      916    $     -       $       916
                                       ----------    ----------    -----------

General and Administrative Expenses    (1,057,336)     (808,594)    (3,733,131)
Officer compensation in stock options  (3,042,000)      (30,000)    (3,072,000)
                                       ----------    ----------    -----------
Total General &
   Administrative Expenses             (4,099,336)     (838,594)    (6,805,131)

Other Income (Expenses):
Interest Income                             2,077         2,102          5,818
Interest Expense                         (432,184)     (139,098)      (754,519)
Offering Costs Written - off                 -             -          (297,944)
                                       ----------    ----------    -----------
Total Other Income (Expenses)            (430,107)     (136,996)    (1,046,645)

Deficit Before Income Taxes            (4,529,443)     (975,590)    (7,851,776)

Provision for Income Taxes                   (800)         (800)        (4,800)
                                       ----------    ----------    -----------
Net loss                               $(4,530,243)  $  (976,390)  $(7,856,576)
                                       ===========   ===========   ===========

Net loss per share                     $    (0.84)   $    (0.41)
                                       ===========   ===========
Weighted average shares used
     for net loss per share              5,418,220     2,409,637
                                       ===========   ===========

Net loss per diluted share             $    (0.58)   $    (0.18)
                                       ===========   ===========
Weighted average shares used
     for net loss per diluted share      7,398,827     3,913,929
                                       ===========   ===========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  4 -
                                    - 43 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
       From December 6, 1993 (inception) through December 31, 1999 (Restated)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 6, 1993                   -      $   -      $     -           -      $   -      $       -      $       -
Issuance of common stock                  50,000        500        1,000        -          -              -             1,500
Sale of stock to common stock
  susbcribers upon full payment of
  subscription during December 1993       11,817        118          237        -          -              -               355
Common stock subscribed, net
  $50,871 of subscriptions receivable       -          -            -      1,666,667        119           -               119
Net Loss                                    -          -            -           -          -              (564)          (564)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1993                61,817        618        1,237   1,666,667        119           (564)         1,410

Sale of stock to common stock
  susbcribers upon full payment of
  subscription during June,1994        1,666,667     16,667       34,233  (1,666,667)      (119)          -            50,781
Issuance of common stock in
  private placement offering, net
  $10,067 of offering costs               71,442        714      203,546        -          -              -           204,260
Net Loss                                    -          -            -           -          -          (170,155)      (170,155)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1994             1,799,926     17,999      239,016        -          -          (170,719)        86,296

Issuance of common stock in
  private placement offering              56,761        568      169,717        -          -              -           170,285
Return and cancellation of
  common stock                          (139,000)    (1,390)       1,390        -          -              -              -
Issuance of common stock for
  services                               139,000      1,390      415,610        -          -              -           417,000
Net Loss                                    -          -            -           -          -          (777,674)      (777,674)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1995             1,856,687     18,567      825,733        -          -          (948,393)      (104,093)

Net Loss                                    -          -            -           -          -          (899,983)      (899,983)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1996             1,856,687     18,567      825,733        -          -        (1,848,376)    (1,004,076)

Net Loss                                    -          -            -           -          -          (501,567)      (501,567)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31,1997              1,856,687   $ 18,567   $  825,733           0   $   -      $ (2,349,943)  $ (1,505,643)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  5 -
                                    - 44 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
     From December 6, 1993 (inception) through December 31, 1999 (Restated)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1997             1,856,687   $ 18,567   $  825,733        -      $   -      $ (2,349,943)  $ (1,505,643)

Issuance of common stock on
  reverse merger                         602,811      6,028         -           -          -              -             6,028

Issuance of common stock on
  conversion of notes payable and
  accrued interest from September
  1998, through December 1998, at
  an average price of $1.37 per share    350,388      3,504      477,327        -          -              -           480,831

Issuance of common stock on
  conversion of accounts payable,
  January through October 1998, at
  an average price of $0.87 per share    186,376      1,864      160,620        -          -              -           162,484

Issuance of common stock for
  services, from January through
  October 1998, at an average price
  of $0.92 per share                     185,500      1,855      168,916        -          -              -           170,771

Issuance of common stock for
  construction escrow deposits in
  October 1998, at a price of
  $1.00 per share                        240,000      2,400      237,600        -          -              -           240,000

Issuance of common stock for
prepaid rent in December 1998,
at a price of $1.20 per share             20,000        200       23,800        -          -              -            24,000

Issuance of  stock options on
  conversion of accounts payable
  in October 1998, at a price of
  $1.00 per share                           -          -          90,000        -          -              -            90,000

Issuance of stock options to directors
  for services in October 1998, at a
  price of $1.00 per share                  -          -          30,000        -          -              -            30,000

Net Loss                                    -          -            -           -          -          (976,390)      (976,390)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996           0   $      0   $ (3,326,333)  $ (1,277,919)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  6 -
                                    - 45 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
      From December 6, 1993 (inception) through December 31, 1999 (Restated)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional        Common stock         During
                                           Common Stock         Paid-in          Subscribed        Development
                                         Shares     Amount      Capital      Shares      Amount       Stage          Total
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1998             3,441,762   $ 34,418   $2,013,996        -      $   -      $ (3,326,333)  $ (1,277,919)

Issuance of common stock on
  exercise of option in September
  1999, at an exercise price of $0.25    100,000      1,000       24,000        -          -              -            25,000

Issuance of common stock on
  conversion of notes payable and
  accrued interest, from February
  1999 through June 1999, at an
  average price of $1.22 per share       962,985      9,630    1,171,529        -          -              -         1,181,159

Issuance of common stock for
  services, from April 1999 through
  December 1999, at an average
  price of $1.00 per share               562,377      5,624      556,753        -          -              -           562,377

Issuance of common stock in
  private placement offering from
  February 1999 through May 1999,
  at a price of $1.00 per share          909,879      9,098      900,780        -          -              -           909,878

Issuance of  stock options to
  directors for services in February
  1999                                      -          -       3,042,000        -          -              -         3,042,000

Issuance of common stock for
  cash and subscription receivable
  in March 1999, at a price of $1.00
  per share                              125,000      1,250      123,750     (62,500)   (62,500)          -            62,500

Issuance of stock in lieu of
  interest payment due in December
  1999                                   150,000      1,500       46,827        -          -              -            48,327

Beneficial conversion feature of
  convertible debt, from June 1999
  through December 1999                     -          -         631,086        -          -              -           631,086

Net Loss                                    -          -            -           -          -        (4,530,243)    (4,530,243)
                                       ---------   --------   ----------   ---------   --------   ------------   ------------
Balance, December 31, 1999             6,252,003   $ 62,520   $8,510,721     (62,500)  $(62,500)  $ (7,856,576)  $    654,165
                                       =========   ========   ==========   =========   ========   ============   ============

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  7 -
                                    - 46 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

                                                                                              Dec  6, 1993
                                                                                              (inception)
                                                                 Years Ended December 31,       through
                                                                   1999            1998       Dec 31, 1999
                                                                -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                      $(4,530,243)   $  (976,390)   $(7,856,576)
  Non-cash operating activities included in deficit accumulated:
    Amortization and Depreciation                                   369,974          2,175        373,730
    Accrued rent converted into note payable                           -              -              -
    Issuance of common stock for services                           150,000        170,771      1,102,391
    Issuance of stock options to directors for services           3,042,000         30,000      3,072,000
    Financing costs of beneficial conversion feature of
      convertible debt                                              631,086           -           631,086
  (Increase) decrease in assets:
    Prepaid rent                                                     24,000           -              -
    Prepaid Insurance                                                (3,000)          -            (3,000)
    Note receivable-officer                                          (2,077)        (1,913)       (37,592)
    Deposits                                                        220,724           -           (56,726)
    Organization Costs                                                 -             1,445         (3,756)
  Increase (decrease) in liabilities :
    Accounts payable and accrued expenses                          (550,778)       231,257         70,926
    Construction contract payable                                   600,000           -           600,000
    Accrued interest                                                (98,237)       159,490        164,529
                                                                -----------    -----------    -----------
Net cash used in operating activities                              (146,551)      (383,165)    (1,942,988)
                                                                ===========    ===========    ===========
Cash Flows from Investing Activities
    Capital expenditures on leasehold improvements               (2,907,540)          -        (3,445,890)
                                                                -----------    -----------    -----------
Net cash used in investing activities                            (2,907,540)          -        (3,445,890)
                                                                ===========    ===========    ===========
Cash Flows from Financing Activities :
  Increase (decrease) in bank overdraft                             (10,309)        10,309        (10,309)
  Increase (decrease) in convertible notes                         (834,513)       366,828        423,940
  Borrowings on convertible debt                                  1,259,674           -         1,259,674
  Issuances of common stock                                       1,656,035           -         2,714,598
  Proceeds from private placement                                   909,879          6,028        909,879
  Issuance of stock in lieu of interest                              48,327           -            48,327
  Proceeds on exercise of stock options                              25,000           -            25,000
                                                                -----------    -----------    -----------
Net cash provided by financing activities                         3,054,093        383,165      5,381,418
                                                                ===========    ===========    ===========
Net increase in cash                                                      2           -            (7,460)

Cash at Beginning of Year                                              -              -              -
                                                                -----------    -----------    -----------
Cash at End of Year                                             $         2    $         0    $    (7,460)
                                                                ===========    ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  8 -
                                    - 47 -
===============================================================================

                               BOYSTOYS.COM, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 1999 and 1998 (Restated), and from December 6, 1993 (inception) through December 31, 1999

                                                                                              Dec  6, 1993
                                                                                              (inception)
                                                                 Years Ended December 31,       through
                                                                   1999            1998       Dec 31, 1999
                                                                -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for:
  Interest (Net of amount capitalized)                          $      -       $    (1,880)   $    (1,880)
                                                                ===========    ===========    ===========

  Income Taxes                                                  $      (800)   $      (800)   $      (800)
                                                                ===========    ===========    ===========

Noncash investing and financing activities:

Issuance of common stock and stock options on
  conversion of debt                                            $(1,181,158)   $  (733,315)   $(1,914,473)
                                                                ===========    ===========    ===========
Issuance of common stock and stock options for
  goods and services                                            $  (609,204)   $  (264,000)   $  (873,204)
                                                                ===========    ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  9 -
                                    - 48 -
===============================================================================

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

                                  - F - 10 -
                                    - 49 -
===============================================================================

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

                                  - F - 11 -
                                    - 40 -
===============================================================================

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

                                  - F - 12 -
                                    - 41 -
===============================================================================

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


                                  - F - 13 -
                                    - 42 -
===============================================================================

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

                                  - F - 14 -
                                    - 43 -
===============================================================================

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

                                  - F - 15 -
                                    - 44 -
===============================================================================

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

                                  - F - 16 -
                                    - 45 -
===============================================================================

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

                                  - F - 17 -
                                    - 46 -
===============================================================================

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
                                       ==========    ==========    ===========

                                  - F - 18 -
                                    - 47 -
===============================================================================

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

                                  - F - 19 -
                                    - 48 -
===============================================================================

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

                                  - F - 20 -
                                    - 49 -
===============================================================================

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

                                  - F - 21 -
                                    - 50 -
===============================================================================

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


The Board of Directors.
BoysToys.com, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended, and the cumulative totals for the development stage operations from December 6, 1993 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of BoysToys.com, Inc. (formerly Alternative Entertainment, Inc.) from December 6, 1993 (inception) to
December 31, 1995, were audited by other auditors whose report dated
January 22, 1996, expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the cumulative totals for development stage operations from December 6, 1993 (inception) through December 31, 1995, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended, and the cumulative totals for the development stage operations from December 6, 1993 (inception) through December 31, 1998, in conformity with generally accepted accounting principles. Our opinion, insofar as it relates to the cumulative totals for development stage operations from December 6, 1993 (inception) through December 31, 1995, is based solely on the report of the other auditors.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's loss from operations and excess of liabilities over assets raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California                                     PANNELL KERR FORSTER
August 31, 1999 (except for note 13, as to        Certified Public Accountants
             which the date is April 12, 2000)      A Professional Corporation


                                     - 51 -
==============================================================================

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


The Board of Directors.
Alternative Entertainment, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Alternative Entertainment, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended, and the cumulative totals for the development stage operations from December 6, 1993 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alternative Entertainment, Inc. from December 6, 1993 (inception) through December 31, 1995, were audited by other auditors whose report dated January 22, 1996, expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the cumulative totals for development stage operations from December 6, 1993 (inception) through December 31, 1995, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Entertainment, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and the cumulative totals for the development stage operations from December 6, 1993 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. Our opinion, insofar as it relates to the cumulative totals for development stage operations from December 6, 1993 (inception) through December 31, 1995, is based solely on the report of the other auditors.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the company's loss from operations and excess of liabilities over assets raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California
September 29, 1998                                              SPORL & WELKER


                                     - 52 -
==============================================================================

SPORL & WELKER
Certified Public Accountants

                                                       PKF
                                                       Worldwide
                                                       The San Diego Affiliate
                                                       of PKF International

                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------

The Board of Directors
Alternative Entertainment, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Alternative Entertainment, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alternative Entertainment, Inc. from December 6, 1993 (inception) through December 31, 1995, were audited by other auditors whose report dated
January 26, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Entertainment, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the company's loss from operations and excess of liabilities over assets raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California
September 29, 1998                              /s/ Sporl & Welker
                                                ------------------
                                                SPORL & WELKER

                                     - 53 -
==============================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Alternative Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Alternative Entertainment, Inc. (Note A) as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended, and cumulative totals for development stage operations from December 6, 1993 (date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alternative Entertainment, Inc. as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended and cumulative totals for development stage operations from December 6, 1993 (date of inception) through December 31, 1995 in conformity with generally accepted accounting principles.


HARLAN & BOETTGER

San Diego, California
January 22, 1996


                                     - 54 -
==============================================================================