Form 10KSB/A
period 1999-12-31
BOYSTOYS COM INC
filed 2000-09-29
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              AMENDMENT NO. 4

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


By:  /S/ Ralph M. Amato                Date:  09/28/00
     --------------------------               --------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  09/28/00
     --------------------------               --------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  09/28/00
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