Form 10QSB
period 2000-09-30
BOYSTOYS COM INC
filed 2000-11-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000
                                      OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________N/A_______ to ____________

                       Commission file number: 000-28684

                              BoysToys.com, Inc.
                              ------------------
             (Exact Name of Small Business Issuer in Its Charter)

              CALIFORNIA                              33-0824801
        -----------------------                ------------------------
     (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 8,172,139 shares.

===============================================================================

                              BoysToys.com, Inc.
                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Report of Independent Auditors  . . . . . . . . . . . . . . . . F- 1
         Consolidated Balance Sheets
           September 30, 2000 (unaudited) and September 30, 1999 . . . . F- 2
         Consolidated Statements of Operations (unaudited)
           Three Months Ended September 30, 2000 (unaudited)
           and Three Months Ended September 30, 1999 (unaudited)
           and Nine Months Ended September 30, 2000 (unaudited)
           and Nine Months Ended September 30, 1999  . . . . . . . . . . F- 3
         Consolidated Statements of Cash Flows (unaudited)
           Nine Months Ended September 30, 2000 and September 30, 1999 . F- 4
         Notes to Consolidated Financial Statements (unaudited)  . . . . F- 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   17
Item 2A. Factors That May Affect Future Results  . . . . . . . . . . . .   39


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   44
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .   45
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   46
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   46
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   46
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   46

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47


===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

                              ARMANDO C. IBARRA
                         CERTIFIED PUBLIC ACCOUNTANTS
                         (A Professional Corporation)

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts



The Board of Directors
BoysToys.com, Inc.


We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of September 30, 2000 and September 30, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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



/S/ ARMANDO C. IBARRA, CPA
--------------------------
ARMANDO C. IBARRA, CPA


Chula Vista, California
October 26, 2000


                                     F- 1
===============================================================================

                              BOYSTOYS.COM, INC.
                         CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2000 AND 1999

                                                  2000          1999
                                               ----------    ----------
                   ASSETS
     Current Assets:
          Cash                                 $    1,965    $   14,449
          Inventory                                40,346          -
          Prepaid expenses                         12,082         4,000
          Employee advances                            29          -
          Construction deposits                      -           47,971
                                               ----------    ----------
     Total Current Assets                          54,422        66,420

     Property and Equipment, Net                2,769,026     2,378,393

     Other Assets:
          Note Receivable - Officer                93,569        37,073
          Investment in Fine Art                   16,000          -
          Deposits                                 56,726        64,715
                                               ----------    ----------
     Total Other Assets                           166,295       101,788
                                               ----------    ----------
     TOTAL ASSETS                              $2,989,743    $2,546,601
                                               ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
          Accounts payable                     $   88,671    $  622,969
          Equipment payable                        33,325          -
          Accrued interest on convertible debt    200,440       108,233
          Convertible Debt                      1,917,132     1,260,980
                                               ----------    ----------
     Total Current Liabilities                  2,239,568     1,992,182
                                               ----------    ----------

     TOTAL LIABILITIES                          2,239,568     1,992,182


     Shareholders' equity :

     Preferred stock, $.01 par value
          (10,000,000 authorized; none issued
          and outstanding.)                          -             -
     Common  Stock, $.01 par value ( 20,000,000
          shares authorized; issued and
          outstanding:  8,172,139 and 5,723,283
          as of September, 2000 and 1999,
          respectively)                            81,721        58,233
     Additional Paid-in-capital                 9,535,158     8,033,136
     Common stock subscribed                      (62,500)      (62,500)
     Deficit accumulated during the
          development stage (to 12/31/99)      (7,856,576)   (7,474,450)
     Deficit for the period January 1
          through September 30, 2000             (947,628)         -
                                               ----------    ----------
     Total Shareholders' Equity                   750,175       554,419
                                               ----------    ----------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                 $2,989,743    $2,546,601
                                               ==========    ==========

        See Accountants' Report and Notes to the Financial Statements.

                                     F- 2
===============================================================================

                              BOYSTOYS.COM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the nine months         For the three months
                                               ended Sept 30,              ended Sept 30,
                                             2000          1999          2000          1999
                                          -----------   -----------   -----------   -----------
Revenues:
  Sales                                   $ 1,636,556   $         0   $   565,393   $         0
  Cost of Sales                               368,276             0       102,211             0
                                          -----------   -----------   -----------   -----------
  Gross Profit                              1,268,280             0       463,182             0

  General and Administrative Expenses      (1,974,720)   (3,691,556)     (745,845)   (3,597,792)
Total General & Administrative Expenses    (1,974,720)   (3,691,556)     (745,845)   (3,597,792)
                                          -----------   -----------   -----------   -----------
Operating loss                               (706,440)   (3,691,556)     (282,663)   (3,597,792)

Other Income (Expenses):
  Interest Income                               1,436         4,064            19         2,370
  Interest Expense                           (241,824)     (460,025)     (107,781)     (427,105)
                                          -----------   -----------   -----------   -----------
Total Other Income (Expenses)                (240,388)     (455,961)     (107,762)     (424,735)

Deficit Before Income Taxes                  (946,828)   (4,147,517)     (390,425)   (4,022,527)

Provision for Income Taxes                       (800)         (600)         -             (800)
                                          -----------   -----------   -----------   -----------
Net loss                                  $  (947,628)  $(4,148,117)  $  (390,425)  $(4,023,327)
                                          ===========   ===========   ===========   ===========

Net loss per share                        $    (0.13)   $    (0.81)   $    (0.05)   $    (0.79)
                                          ===========   ===========   ===========   ===========

Weighted average shares used
  for net loss per share                    7,298,639     5,114,379     7,298,639     5,114,379
                                          ===========   ===========   ===========   ===========

Net loss per diluted share                $    (0.08)   $    (0.48)   $    (0.02)   $    (0.46)
                                          ===========   ===========   ===========   ===========

Weighted average shares used
  for net loss per diluted share           10,509,622     8,407,698    10,509,622     8,407,698
                                          ===========   ===========   ===========   ===========

        See Accountants' Report and Notes to the Financial Statements.


                                     F- 3
===============================================================================

                              BOYSTOYS.COM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the nine months         For the three months
                                                  ended Sept 30,              ended Sept 30,
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net  Loss                                  $  (947,628)  $(4,148,117)  $  (390,425)  $(4,023,327)
  Non-cash operating activities included
    in operating deficit:
    Amortization and Depreciation                401,446          -          235,372          -
  (Increase) decrease in assets :
    Inventory                                    (40,346)         -            9,088          -
    Prepaid expenses & Deposits                   (9,082)       20,000        20,112         9,314
    Stock issuances for services & directors        -        3,853,841          -             -
    Employee advances                                (29)         -              300          -
    Note receivable-officer                      (55,977)       (1,558)       (3,880)       (1,063)
  Increase (decrease) in liabilities :
    Accounts payable                              17,745         1,265        (7,262)       21,211
    Equipment contract payable                    33,325       (27,715)         -             -
    Accrued interest                              35,911        51,384        65,822       (73,782)
                                             -----------   -----------   -----------   -----------
Net cash used in operating activities           (564,635)     (250,900)      (70,873)   (4,067,647)
                                             ===========   ===========   ===========   ===========

Cash Flows from Investing Activities
    Purchase of equipment and improvements       (94,556)   (1,648,014)       (6,019)     (986,032)
    Investment in fine art                       (16,000)         -           (1,000)         -
                                             -----------   -----------   -----------   -----------
Net cash used in investing activities           (110,556)   (1,648,014)       (7,019)     (986,032)
                                             ===========   ===========   ===========   ===========

Cash Flows from Financing Activities :
  Increase (decrease) in convertible notes      (366,482)       38,540       (50,122)      153,625
  Stock issuances                              1,043,636     1,887,379       107,825     4,592,677
  Decrease in bank overdraft                        -          (12,556)         -             -
                                             -----------   -----------   -----------   -----------
Net cash provided by financing activities        677,154     1,913,363        57,703     4,746,302
                                             ===========   ===========   ===========   ===========

Net increase in cash                               1,963        14,449       (20,189)     (307,377)

Cash at Beginning of Period                            2          -           22,154        56,331
                                             -----------   -----------   -----------   -----------
Cash at End of Period                        $     1,965   $    14,449   $     1,965   $  (251,046)
                                             ===========   ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for :
  Interest ( Net of amount capitalized )     $    23,384   $      -      $    18,959   $      -
                                             ===========   ===========   ===========   ===========
  Income Taxes $                                    -      $      -      $      -      $      -
                                             ===========   ===========   ===========   ===========

        See Accountants' Report and Notes to the Financial Statements.


                                     F- 4
===============================================================================

                              BOYSTOYS.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SPTEMBER 30, 2000


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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity during the previous two years consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. On January 26, 2000 operations commenced at the Company's first location in San Francisco.


                                     F- 5
===============================================================================

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


                                     F- 6
===============================================================================

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 34. Consequently, interest cost related to the construction of the Company's first establishment is capitalized and will be
amortized consistent with the leasehold improvements.   Capitalized interest as
of September 30, 2000 totaled $284,496.

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


                                     F- 7
===============================================================================

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


                                     F- 8
===============================================================================

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $ 93,569 is due from an officer of the Company as of September 30, 2000. This note bears interest at 5.85% and is due upon demand.

NOTE 4 - BARTER CREDIT

On February 18, 1998, the Company purchased $530,000 of Barter Credits via the future issuance of 100,000 shares of common stock of the Company. The Barter Credits entitle the Company to receive goods and services with a fair value estimated at $530,000 in excess of cash payments made. Management has valued the Barter Credits at $100,000, which is management's estimate of the fair value of the Company's common stock at the time the transaction was entered into. As the Company utilizes the Barter Credits, it will record a stock issuance for par value and additional paid-in capital for the excess of the fair value of the goods and/or services received over cash payments made plus the pro-rata portion of the available Barter Credits utilized to the fair value of the Barter Credits estimated ($100,000) by the Company. The shares to be issued are subject to restrictions on their transferability of up to two years. The Barter Credits expire sixty months from February 18, 1998, unless the Company has used at least $100,000 of the Barter Credits during this period, which will extend the remaining Barter Credits through February 18, 2008. Management has elected to omit the $100,000 asset reflected in the 1998 financial statements and the paid-in capital associated with it.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2000 consists of the following:
     Equipment and fixtures                          324,233
     Leasehold improvements:
          Capitalized construction costs           2,931,717
          Capitalized interest                       284,496
     Less: accumulated depreciation                 (771,420)
                                                ------------
                                                $  2,769,026
                                                ============

     Depreciation expense for the nine months ended September 30 was $385,803.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                               Sept. 30, 2000
                                               --------------
     Accounts payable                           $     88,671
     Accrued expenses                                  -0-
                                                ------------
                                                $     88,671
                                                ============


                                     F- 9
===============================================================================

NOTE 7 - NOTES PAYABLE

Notes payable as of September 30, 2000 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to September 2000,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                      466,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                               1,060,192

Unsecured short-term note issued on January 23, 2000
with an interest rate at 10% per annum.  Interest
was prepaid with 50,000 shares.  Principal is payable
on or before January 31, 2001.                                    100,000

Unsecured convertible promissory note of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.                                                        290,000
                                                               ----------
                                                               $1,917,132
                                                               ==========

Accrued interest related to notes payable totaled $200,440 as of September 30, 2000.


                                     F- 10
===============================================================================

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

A summary of the activity of the stock options for the nine months ended
September 30, 2000 is as follows:
                                                       Weighted Average
                                                   Share      Exercise Price
                                                -----------   --------------
     Outstanding at beginning of period           1,970,000        0.75
     Granted                                          -0-          0.25
     Forfeited                                        -0-
     Exercised                                        -0-          0.25

     Exercisable at end of period               $ 1,970,000        0.35
                                                -----------   --------------

     Weighted-average remaining contractual life                 10 years
                                                              --------------


                                     F- 11
===============================================================================

NOTE 9 - INCOME TAXES

Provision for income taxes is summarized as follows:
                               Year ended December 31, 2000
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
                                         =========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes.  The tax effects of items comprising the
Company's net deferred tax assets are as follows:
                                                    December 31,
                                               1999             1998
                                           ------------     ------------
     Deferred tax assets:
     Net operating loss carryforwards      $  2,248,725     $  1,008,000
     Other                                        -0-             12,000
                                           ------------     ------------
     Gross deferred tax assets                2,248,725        1,020,000
     Valuation allowance                     (2,248,725)      (1,020,000)
                                           ------------     ------------
          Net deferred tax assets          $      -0-       $      -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 1999, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $7,800,000, which expire through 2019. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. There was no deferred income tax computed or accumulated for the first nine months of year 2000.


                                     F- 12
===============================================================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco,
California, which will be used to open its first night club facility.  The operating lease is for a period of ten years with two renewal options, each for an additional five years.  At September 30, 2000, minimum annual rental commitments under this non-cancelable lease were as follows:
          Year Ending
          -----------
             2000           51,960
             2001          201,600
             2002          201,600
             2003          201,600
          Thereafter       128,400
                         ---------
                         $ 785,160
                         =========

Rent expense for the nine months ended September 30, 2000 was $139,593.

NOTE 11 - DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines. However, the Company commenced operations on January 26, 2000 and thus is no longer classified as a development stage company.

NOTE 12 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $501,567 and $976,390 for the years ended December 31, 1997 and 1998, respectively, and incurred a deficit totaling $7,856,756 to December 31, 1999, and for the nine months ended September 30, 2000 has incurred an operating loss of $895,303. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 - SUBSEQUENT EVENTS

CONVERTIBLE DEBT

Management expects that the other outstanding convertible debt of $1,422,692 will be fully converted by March 2001.


                                     F- 13
===============================================================================

LITIGATION

Two subcontractors involved in the construction of the facility in San Francisco, Superior Heating and Tucknott, filed mechanics liens against the Company and the general contractor. However, the Company believes that only the general contractor should be liable. The general contractor has made payment arrangements with both of these subcontractors.


                                     F- 14
===============================================================================

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

                                     - 17 -
===============================================================================

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

     The Company is continuing to evaluate the Developmental Web Sites and may add or delete to the list of its Developmental Web Sites as the Company's financial and managerial resources allows. Further, and subject to the Company's successful operation of its existing Club, the Company anticipates that it will explore, within the next 18 months, the acquisition of one or more established adult-related gentlemens clubs and/or entertainment internet business opportunities that would compliment the Company's existing Club. In the event that the Company undertakes any one or more acquisitions, an acquisition will likely meet the following criteria:

     1.  Other upscale gentlemens clubs located in major metropolitan areas;

     2. Adult-only Internet Web Sites (Web Sites that require a subscriber to pay monthly subscription fees);

                                     - 18 -
===============================================================================

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

     All funds received by AEI-Nevada in the Prior Public Offering were deposited with the Escrow Agent. AEI-Nevada was not successful in obtaining the services of an underwriter and AEI-Nevada was not successful in selling all of the securities that were the subject of the Prior Public Offering. As a result: (1) the Escrow Agent refunded all monies received and deposited into the Escrow Account to each purchaser of the securities in the Prior Public Offering; (2) AEI-Nevada did not sell any of the securities that were the subject of the Prior Public Offering; and (3) AEI-Nevada did not raise any capital in the Prior Public Offering.
                                     - 19 -
===============================================================================

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

                                     - 20 -
===============================================================================

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

     In an attempt to address these problems, AEI-Nevada proposed the following to the Commission: (1) that AEI-Nevada file Form 15 to terminate its obligations under Section 15(d); (2) that AEI-Nevada file Form SR in connection with the Prior Public Offering; and (3) AEI-Nevada will file a letter with the Commission requesting the withdrawal of the Registration Statement. The Company is also conducting an evaluation of the events and actions taken by AEI-Nevada to ensure that AEI-Nevada's failure to fulfill its obligations under federal securities laws will not reoccur.

     However, although the Company and AEI-Nevada are taking the above actions, there can be no assurance that the Company will successfully avoid incurring any liability, costs, or expenses incurred in connection with these problems.

                                     - 21 -
===============================================================================

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

                                     - 22 -
===============================================================================

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

                                     - 23 -
===============================================================================

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

                                     - 24 -
===============================================================================

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

                                     - 25 -
===============================================================================

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

                                     - 26 -
===============================================================================

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

                                     - 27 -
===============================================================================

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

                                     - 28 -
===============================================================================

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

                                     - 29 -
===============================================================================

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

                                     - 30 -
===============================================================================

     In addition to these employees, the Company utilizes 25 to 50 female exotic entertainers (dancers) per night, as independent contractors, on a varying basis. Each exotic female entertainer is paid directly by a patron for each dance performed. The Company does not employ or pay any wages, salary, compensation, or other fees to any of the exotic female entertainers that perform at the Club. Entertainers also pay a lease fee of $20 to $50 per shift gor the right to perform at the Club. Entertainers receive only "dance fees" from patrons of the Club. The Company does not receive any percentage from any cash fees paid by patrons to the entertainers (dancers) that perform at the Club.

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

                                     - 31 -
===============================================================================

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

                                     - 32 -
===============================================================================

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

                                     - 33 -
===============================================================================

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

                                     - 34 -
===============================================================================

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

                                     - 35 -
===============================================================================

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     During the three months ending September 30, 2000 ("Third Quarter 2000"), the Company recorded $565,393 in Sales Revenues. This compares to $0 in revenues during the three months ending September 30, 1999 ("Third Quarter 1999") during which the Company did not have any operations. The Company's Club did not open until January 26, 2000.

     During the Third Quarter 2000 the Company did not derive any revenues from its six Developmental Web Sites and all of the Company's revenues were derived solely from the revenues generated at its Club.

     After deducting $102,211 in Cost of Sales, the Company recorded $463,182 in Gross Profit during the Third Quarter 2000. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. Since the Company did not have any operations during the Third Quarter 1999, the Company did not have any Cost of Sales during that latter period.

     The Company's Profit of $463,182 in the Third Quarter 2000 represents a Gross Profit Margin (before deduction of other operating and non-operating expenses) of approximately 82% for that period.

     However, during the Third Quarter 2000 the Company also recorded $745,845 in General and Administrative Expenses related both to the operation of the Company and the Club. These expenses are primarily wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a decrease of approximately 79% from the $3,597,792 amount the Company incurred as General and Administrative Expenses during the Third Quarter 1999.

                                     - 36 -
===============================================================================

     As a result, during the Third Quarter 2000, the Company recorded an Operating Loss of $282,663. This compares to an Operating Loss of $3,597,792 during the Third Quarter 1999.

     However, during the Third Quarter 2000, the Company also recorded Interest Income of $19 and Interest Expense of $107,781. The Interest Income represents income the Company recorded on transient and miscellaneous funds held in bank accounts while the Interest Expense represents the amount of Interest Expense incurred on notes payable during the Third Quarter 2000. The amounts compare to $2,370 in Interest Income and $427,105 in Interest Expense recorded in Third Quarter 1999.

     Overall, the Company recorded $107,762 in Total Other Expenses in the Third Quarter 2000 compared to $424,735 in Total Other Expenses during the Third Quarter 1999.

     When these amounts are added to the Operating Losses the Company incurred during the period, the Company recorded a Net Loss of $390,425 during the Third Quarter 2000 compared to a Net Loss of $4,023,327 during the Third Quarter 1999.

     And while the Company incurred a Net Loss of $390,425 during the Third Quarter 2000, this was less than the Net Loss of $4,023,327 incurred during the Third Quarter 1999 when the Company did not have any operations or otherwise generate any Sales revenues.

     Therefore, the Company recorded a Net Loss Per Share of $0.05 during the Third Quarter 2000 compared to a Net Loss Per Share of $0.79 during the Third Quarter 1999.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     During the nine months ending September 30, 2000 (the "First Nine Months of 2000"), the Company recorded Sales revenues of $1,636,556 compared to $0 in Sales revenues during the nine months ending September 30, 1999 (the "First Nine Months of 1999") when the Company did not have any operations or Sales revenues. (The Company's Club opened on January 26, 2000).

     During the First Nine Months of 2000, the Company did not derive any revenues from its six Developmental Web Sites. All of the Company's revenues during this period were derived from its Club.

     Cost of Sales for the First Nine Months of 2000 were $368,276 or approximately 22.50% of the Company's Sales revenues during this period.
Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. Since the Company did not have any operations during the First Nine Months of 1999, the Company did not have any Cost of Sales during that latter period.

     General and Administrative Expenses during the First Nine Months of 2000, primarily made up of wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,974,720. Thus, General and Administrative Expenses equaled approximately 121% of the Company's Sales revenues of $1,636,556 during the First Nine Months of 2000.

                                     - 37 -
===============================================================================

     While the Company believes that its Cost of Sales and General and Administrative Expenses during the First Nine Months of 2000 were high in relation to the Company's Sales revenues during this period, the Company believes that it may be able to better manage and control some of the components of these expenses in the future as the Company's management gains greater experience in managing and controlling labor, food, liquor, and other operating expenses.

     However, there can be no assurance that the Company will achieve better operating results in the future since the Company will continue to face intense competition from others clubs and restaurants. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

     As a result, the Company recorded a Net Loss of $974,628 during the First Nine Months of 2000 compared to a Net Loss of $4,148,117 during the First Nine Months of 1999. And, the Company recorded a Net Loss Per Share of $0.13 during the First Nine Months of 2000 compared to a Net Loss Per Share of $0.81 during the First Nine Months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     On September 30, 2000, the Company had $54,422 in Total Current Assets. This compares to $2,239,568 in Total Current Liabilities as of that date.
Thus, in relative terms, the Company had less than three cents in Total Current Assets for each one dollar in Total Current Liabilities as of September 30, 2000. This compares to September 30, 1999 when the Company had $66,420 in Total Current Assets on September 30, 1999 and $1,992,182 in Total Current Liabilities on September 30, 1999. Thus, as of September 30, 1999, the Company had approximately three cents in Total Current Assets for every one dollar in Total Current Liabilities. As a result, in both absolute and relative terms, the Company has had a decline in its liquidity from September 30, 1999 to September 30, 2000.

     And, while $2,117,1322 of the Company's $2,239,568 in Total Current Liabilities on September 30, 2000 represented convertible debt and accrued interest on convertible debt that the Company may be able to pay in the form of the Company's common stock, the Company's aggregate Total Current Liabilities of $2,239,568 on September 30, 2000 increased by about 12.42% from the $1,992,182 amount of Total Current Liabilities as of September 30, 1999. Moreover, on September 30, 1999 the Company had $66,420 in Total Current Assets and on September 30, 2000 the Company had Total Current Assets of only $54,422. Thus, in absolute terms, the Company's liquidity has decreased as Total Current Liabilities have increased and Total Current Assets have decreased from September 30, 1999 to September 30, 2000. The Company has been dependent upon its ability to obtain capital by issuing convertible promissory notes on a private placement basis. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

     There can be no assurance that the Company will be able to repay all of its outstanding notes payable as they become due.

                                     - 38 -
===============================================================================

     In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company will be required to restructure the terms of such notes and/or refinance such notes through additional third-party debt and/or equity financing. The Company can make no assurance that it will be able to restructure such notes payable or as to the ultimate terms thereof. In addition, there can be no assurance that the Company will be successful in obtaining such third-party financing or, if it does obtain any such third party financing, that the Company will be able to do so on terms deemed reasonable in light of the Company's current circumstances.


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

     1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred a Net Loss of $947,628 during the First Nine Months of 2000 and a Net Loss of $4,530,243 during the twelve months ending
         December 31, 1999. The Company may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

     2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California, the Club is subject to changing state and municipal codes and ordinances. There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

     3.  FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL
         & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company had, as of December 31, 1999, an aggregate of $2,519,069 in current liabilities that are due for payment prior to December 31, 2000 and of which $2,283,614 was in the form of convertible debt (on that date)
         convertible into shares of the Company's Common Stock.   While the
         Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event that the Company's operations are not
         successful.   In that event the Company may need to obtain additional
         financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that the Company will obtain any additional capital from any investors.

                                     - 39 -
===============================================================================

              Further, the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. In the event that the Company needs additional financing there can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances. (See "Financial Statements.")

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

                                     - 40 -
===============================================================================

    10. CONTROL BY OFFICERS AND DIRECTORS. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 1999 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors on that date but before including the effect of any subsequent grants or stock issuances). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires
         February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

    11. COMPETITION. The Company's existing Club (and any other clubs that the Company may establish) will face severe competition from several established companies who have well-established operations, experienced management, and possess significantly greater financial resources. In addition, the gentlemen's club business is very competitive and many of competitors have substantially greater managerial resources. Further, because the gentlemens club business is dependent upon the uncertain commercial viability of demographic area where the Club is located, it is especially sensitive to ever-changing and unpredictable competitive trends which can not be easily predicted and which are beyond the control of the Company. Finally, the Company's sale of any consigned artwork and memorabilia items can not be guaranteed since competition from other retail outlets is intense and the availability of desired items for items to display in the Club may not be desired by some sellers of such items. For these and other reasons, the Company's business may be said to be riskier than investments in other types of businesses.

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

                                     - 41 -
===============================================================================

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

    16.  NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL &
         PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,239,568 in amounts due as Total Current Liabilities (as of September 30, 2000). There can be no assurance that the Company will be successful in paying these debts. The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

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

                                     - 42 -
===============================================================================

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

                                     - 43 -
===============================================================================

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

                                     - 44 -
===============================================================================

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


Item 2.  CHANGES IN SECURITIES

     On August 15, 2000, the Company's Board of Directors approved the issuance of the following Shares of the Company's Common Stock:

     (a) 1,500 Shares to Mimi Young in exchange for the Company's receipt of modeling services;

     (b) 5,000 Shares to the Stan F. Osofsky Trust in exchange for the Company's receipt of real estate consulting services related to the Company's San Francisco Club;

     (c) 10,000 Shares, as a bonus, to Gary Marlin, the Manager of the Company's San Francisco Club, in accordance with the terms of the employment agreement with Mr. Marlin;

     (d) 10,000 Shares to Scott Weber in consideration of the Company's receipt of internet hosting services;

     (e) 15,000 Shares to Jonathon Adams in consideration of the Company's receipt of Web Site design consulting services;

     (f) 15,000 Shares to Shawn McKinney in consideration of the Company's receipt of financial advisory consulting services;

     (g) 70,000 Shares to William M. Aul in consideration of the Company's receipt of legal services; and

     (h) 600,000 Shares to Ralph M. Amato, the Company's President, Chairman, CFO, and Founder, as a bonus, in consideration of the successful opening and operation of the Company's San Francisco Club.

     Each of the above persons is a sophisticated investor and each has a pre-existing business relationship with the Company. All of the Shares were issued at $0.05 per Share pursuant to Section 4(2) of the Securities Act of 1933 and all of the Shares were issued without an underwriter.

     On August 15, 2000, the Company's Board of Directors approved the issuance of 12,500 Shares of the Company's Common Stock to Reed Kaelin in conversion of a previously issued $12,500 convertible promissory note previously issued to Reed Kaelin. The prior issuance of the $12,500 convertible note to Mr. Kaelin was undertaken on the basis of a pre-existing business relationship with him. Mr. Kaelin is a sophisticated investor and has a pre-existing business relationship with the Company. All of the Shares issued to Mr. Kaelin were issued pursuant to Section 4(2) of the Securities Act of 1933 without an underwriter.

     On August 15, 2000, the Company's Board of Directors approved the issuance of 82,500 Shares of the Company's Common Stock at $0.40 per Share to Essex Capital Holdings, Ltd. in payment of all accrued and unpaid interest on the outstanding balance of a interest due under the convertible unsecured promissory note previously issued to Essex Capital Holdings, Ltd. Essex is sophisticated investor and has a pre-existing relationship with the Company. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The Shares were issued to Essex without an underwriter.

     On September 7, 2000, the Company's Board of Directors approved the issuance of 52,000 Shares of the Company's Common Stock to Jaidin Consulting Group, LLC ("Jaidin") in exchange for the Company's receipt of construction consulting services from Jaidin related to the construction of the Company's San Francisco Club. The issuance of the 52,000 Shares was undertaken on the basis of the Company's pre-existing business relationship with Jaidin at $0.50 per Share. Jaidin is a sophisticated investor and all of the Shares issued to Jaidin were issued pursuant to Section 4(2) of the Securities Act of 1933.
The Shares were issued to Jaidin without an underwriter.

     All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of
Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale."

                                     - 45 -
===============================================================================

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

         10      Agreement for the Purchase of Common Stock
         10.1    Lease for Office Space in La Jolla, California
         10.2    Lease of Real Property from Roma Cafe, Inc.
         10.3    Lease of Apartment Units in San Francisco, California
         10.4    Indemnification Agreement between the Company and
                 Ralph M. Amato
         10.5    Agreement with Itex Corporation
         10.6    Employment Agreement Between the Company and Gary Marlin
         10.7    Loan Agreement with Unsecured Convertible Note
         10.8    Unsecured Promissory Note (C. Palozzi)
         10.9    Settlement Agreement With Bowne of Los Angeles, Inc.
         10.10   Unsecured Promissory Note (V. Amato)
         10.11   Unsecured Promissory Note (V. Amato)
         10.12   Secured Promissory Note (R. Smith)
         10.13   Secured Promissory Note (I. Weeda Family Trust)
         10.14   Secured Promissory Note (I. Weeda Family Trust)
         10.15   Secured Promissory Note (K. Marc)
         10.16   Secured Promissory Note (G. W. Smith)
         10.17   Secured Promissory Note (D. Hylton)
         10.18   Secured Promissory Note (M. Yonika)
         10.19   Unsecured Promissory  Note (R. Kaelan)
         10.20   Unsecured Convertible Promissory Note ($300,000 - Chin)
         10.21   Addendum to Promissory Note (Essex)
         10.22   Unsecured Promissory Note ($70,000 - Amato)
         10.23   Unsecured Promissory Note ($16,000 - Amato)
         10.24   Unsecured Promissory Note ($100,000 - Chin)
         23.1    Consent of Pannell Kerr Forster
         23.2    Resignation of Pannell Kerr Forster

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                     - 46 -
===============================================================================

                                  SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Registrant:
                                       BoysToys.com, Inc.


                                       /s/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato
                                       President, Chief Executive Officer
                                       Chief Financial Officer


Date:     November 8, 2000


                                     - 47 -
===============================================================================