Form 10KSB
period 2000-12-31
BOYSTOYS COM INC
filed 2001-04-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB



[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

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

     State issuer's revenues for its most recent fiscal year:  $2,237,775


     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $1,786,439 as of December 31, 2000.
The stock price for computation purposes was $0.50, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on May 18, 2000. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2000 was 8,172,139.

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

     Transitional Small Business Disclosure Format (check one):
                              Yes  [ ]   No  [X]

===============================================================================

                               BOYSTOYS.COM, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                         Page
PART I

Item 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . . . .    3

Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .   23

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .   24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .   24

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . .   24

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .   25

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   27

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   27

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . .   28

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   29

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . .   30

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   32

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . .  F-1

                                    -  2 -
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

                                    -  3 -
===============================================================================

     Currently, the Developmental Web Sites are adult-only Web Sites and each offers monthly memberships to subscribers at $29.95 per month or $49.95 for three months. The Company's receives assistance in the operation of each of the Developmental Web Sites from the following vendors pursuant to oral agreements as follows: (i) I-Gallery provides adult live-streaming video content at $1,495 per month under a month-to-month arrangement with the Company; (ii) Web 800 Service provides merchant card services at a fee equal to 15% of any credit card amounts collected under a month-to-month arrangement with the Company; and (iii) Spotted Fly Technologies is paid $495 per month for hosting the Company's Corporate Web Sites and the Developmental Web Sites under a month-to-month arrangement with the Company.

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

                                    -  4 -
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

                                    -  5 -
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

                                    -  6 -
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

                                    -  7 -
===============================================================================

     In January 1997, AEI-Nevada withdrew the filing of its Registration Statement. Subsequently, on March 10, 1997, AEI-Nevada filed Form 15 with the U.S. Securities and Exchange Commission to terminate its registration under
Section 12(g) of the Securities Exchange Act of 1934.

     On February 18, 1998, the Company entered into an agreement (the "Purchase Agreement") with ITEX USA, Inc. ("ITEX") whereby ITEX has agreed to provide the Company with up to $530,000 cash credit (the "Cash Credit") to be applied to the Company's purchase of $530,000 in goods and services at prices equal to the lowest price (as verified in writing); that is, under the Purchase Agreement that the Company executed with ITEX, the Company holds a Cash Credit equal to $530,000 and the Company has the right to obtain goods and services from ITEX up to the maximum amount of the $530,000 Cash Credit such that the price accorded any such goods or services so obtained is to be equal to the lowest price verified in writing by competitive bid as agreed between the Company and ITEX.

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

                                    -  8 -
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

                                    -  9 -
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

     The Company has verbal consignment arrangements that allows the Company to display various types of artwork, collectibles and memorabilia owned by the vendors at each Club at no cost to the Company, while in return providing the vendor with increased exposure to its owned items, and therefore providing the vendor with potential additional marketing venues and outlets for the sale of its owned items.

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

                                    - 10 -
===============================================================================

     The Company believes that excellence in operations, ambiance and location are important for success in the exotic dance entertainment business. The Company believes that it will be able to differentiate its Boys Toys Club by implementing the following strategic elements:

     * Combining its exotic dance entertainment nightclubs with its Boys Toys Club and private VIP members-only men's clubs so as to provide patrons with a multifaceted entertainment experience.

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

                                    - 11 -
===============================================================================

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

                                    - 12 -
===============================================================================

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

ADDITIONAL BOYS TOYS CABARET CLUBS

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

                                    - 13 -
===============================================================================

MARKETING

     The Club (and any other clubs that the Company may establish), will be marketed to attract primarily (if not strictly) professional and white collar businessmen clientele.

     The Company plans to use the Club's name to develop name recognition and patron loyalty to attract these customers. Due to its upscale theme, exotic dance entertainment experience and quality food and service, the Company believes that its Boys Toy Clubs will have the unique ability to attract both local and out-of-town professional and white-collar businessmen patronage.

     The tour and travel as well as convention segments of the cities in which Boys Toys Clubs will be located will be another focus of the Company's marketing strategy. The Company's marketing strategy will be designed to inform targeted patrons that Boys Toys Clubs provide a unique and exciting atmosphere not found elsewhere through visual and audio experiences.

     The Company expects that the center of its marketing efforts will revolve around its exotic dance entertainment nightclubs. The Company's Boys Toys concept will be directed at upscale, professionals and white collar businessmen aged 25 to 65 who either reside in or near major U.S. commercial centers where Boys Toys Clubs will be located, or who frequently visit these areas on business.

     In order to reach this targeted market, the Company will attempt to establish Boys Toys Clubs in the heart of those cities in which it intends to operate, so as to make its facilities easily accessible by professional and white-collar businessmen.

     The Company believes that its local patrons will include primarily men who work and/or live near a Boys Toys Club, and who will seek some form of nightclub environment at the end of their work day which will provide a comfortable atmosphere with appropriately priced, high quality, food available.

     The Company believes it will meet this type of patron's needs by providing a quality entertainment experience with a high level of personalized service in a casual, fun setting an experience that the Company expects will generate repeat visits among the local customer segment.

     The Company anticipates that its business travel segment will be primarily composed of individuals traveling on business to those cities where Boys Toys Clubs are located. The Company further believes that the marketing approach for this customer requires an emphasis on the beauty and elegance of the Boys Toys Clubs, the exciting atmosphere, and safety.

     The Company expects to promote and advertise its Boys Toys Restaurant and private VIP members-only men's club segments of its Boys Toys Clubs as if they were not dependent upon its exotic dance entertainment segment. Thus, the Company will strongly promote its Boys Toys Restaurants as an establishment providing the best food possible at reasonable prices. The Company will promote its private VIP members-only men's club as a private location where men can meet, among other things, discuss and effectuate business in a congenial atmosphere, as well as a place where men can entertain themselves as well as business clients and associates.

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

     Because of its Boys Toys Restaurants, and if the Company can maintain the presence and availability of many interesting items displayed prominently throughout the Club, the Company believes that its Club will be able to adopt event driven promotion oriented marketing strategies. Thus, in addition to traditional advertising techniques, the Company intends to seek to establish close ties with the entertainment industry so as to provide the Company with extensive promotional opportunities.

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

     The Company maintains financial and accounting controls for the existing Club through the use of centralized accounting and management information systems. Operations information will be collected weekly from the Club, and club managers will be provided with weekly and 28day period operating statements for their locations. Cash will be controlled through daily deposits of sales proceeds in local operating accounts. The Club is scheduled to be open daily from 11:00 a.m. to 2:00 a.m.

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

     Awards under any Company-sponsored employee incentive programs will be tied to achievement by facility managers of specified operating targets. The Company plans for its senior management to regularly visit each Club the Company operates and meet with the respective managers of those clubs to ensure that the Company's strategies and standards of quality in all respects of operations and personnel development are met.

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

                                    - 16 -
===============================================================================

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

                                    - 18 -
===============================================================================

     The Company may be subject in certain states to "dramshop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

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

     The Company also maintains two Corporate Web Sites and six Developmental Web Sites on the internet (as discussed earlier). Although the Company believes that its Corporate Web Sites will be helpful in gaining a corporate identity for the Company and its business, the Developmental Web Sites do contain adult-only content and there is substantial variation in the definition accorded "pornograph" under state and local laws. For this reason and upon advice of its counsel, the Company has taken recent steps to carefully revise the content of its Corporate Web Sites to reduce the possibility that any images or other content may be found to be in violation of such state, federal, and local laws.

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

                                    - 19 -
===============================================================================

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

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred $4,530,243 in losses during the twelve months ending December 31, 1999 and $961,014 in losses during the twelve months ending December 31, 2000. The Company may incur significant additional losses in the future as well. With only one year of operations, the Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California, the Club is subject to changing state and municipal codes and ordinances. There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

3.  CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL &
NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of December 31, 2000, an aggregate of $2,23,604 in current liabilities that are due for payment prior to December 31, 2001 and of which $1,904,611 is in the form of convertible debt convertible into shares of the Company's Common Stock. The Company also has approximately $450,000 in outstanding debt (in the form of three promissory notes) on which the Company did not pay all amounts due on the maturity date on each of these promissory notes. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing to repay existing debt. The Company is currently attempting to renegotiate its existing debt financing (including the three promissory notes with an aggregate principal amount of approximately $450,000 and another $125,000 claimed by a contractor holding a mechanic's lien) but there can be no assurance that the Company will successfully avoid costly and protracted litigation or otherwise successfully renegotiate the payment of monies due these creditors. In addition, the Company is in negotiations with Essex Capital to extend the Essex Note with a principal amount of $1,114,671 (as of December 31, 2000) which was due and payable on January 23, 2001. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that
the Company will obtain any additional capital from any investors.   Further,
the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

4. STATUS OF CERTAIN OUTSTANDING DEBT; CONTINUING SIGNIFICANT UNCERTAINTIES. During the period from December 1999 through May 2000, the Company borrowed an aggregated of $450,000 from two individuals. The funds so obtained resulted in the Company issuing three promissory notes with the following principal amounts: $300,000, $100,000, and $50,000 (the "Notes"). Each of these Notes (including interest thereon) was to be repaid in full during the year 2000 and early 2001. However, the Company has not repaid all amounts due both Noteholders in accordance with the original terms of the Notes. While the Company has had continuing discussions with each Noteholder to renegotiate and extend the terms of the Notes while making monthly payments on each Note (as its operations and cash flows allow)(and has paid all accrued interest on each
Note), there can be no assurance that either or both Noteholders would not seek to assert rights and claims against the Company granted them under the terms of each Note and as provided under the law. Further, $125,000 in contractor claims was acquired by one Noteholder and the Company is also paying monthly payments under an informal arrangement to settle these claims. In addition, the Company is in negotiations with Essex Capital to extend the Essex Note with a principal amount of $1,114,671 (as of December 31, 2000) which was due and payable on January 23, 2001. These and related circumstances could result in the Company seeking reorganization under the bankruptcy laws.

                                    - 20 -
===============================================================================

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

9. CONTROL BY OFFICERS AND DIRECTORS. If the Company's officers and directors exercise all stock options held by them as of April 11, 2001, then, as a group, they would hold the power to vote an aggregate of 3,612,000 shares of the Company's Common Stock which would enable them to influence and control the Company's affairs. The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date.
In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option").
The Potter Option expires on February 13, 2004.

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

                                    - 21 -
===============================================================================

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

15. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,223,604 in amounts due as Total Current Liabilities (as of December 31, 2000) and avoid any adverse actions that may be taken by creditors holding approximately $450,000 in past due promissory notes and a mechanic's lien holder seeking payment of $125,000. There can be no assurance that the Company will be successful in paying these debts. The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts or otherwise avoiding costly and protracted litigation.

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

18. LACK OF DIVERSIFICATION. The Company's proposed business involving the operation of establishments offering "female exotic entertainment" will not provide any diversification. If the Company is successful, all of the Company's business and assets will be concentrated in the same industry.

19. POTENTIAL DILUTION. Funding of the Company's business plan is likely to result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

20. RULE 144 STOCK SALES. As of December 31, 2000, the Company had approximately 2,670,031 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale.
Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

                                    - 22 -
===============================================================================

21. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

                                    - 23 -
===============================================================================

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


ITEM 3.  LEGAL PROCEEDINGS.

     On April 13, 2000, Superior Heating and Sheet Metal, Inc. (the "Plaintiff") filed a Complaint against the Company, W.B. Elmer & Company, Lewis Chin and other unnamed persons in Superior Court for the County of San Francisco (the "First Complaint").

     The First Complaint asserts that: (i) the Company breached a contract to pay for services to the Plaintiff; (ii) the Plaintiff is entitled to payment for the reasonable value of the services rendered by the Plaintiff; and
(iii) the Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics' lien. The First Complaint arises out of the construction of the Company's Club. This claim (of $125,000) was paid and settled by an investor who, at the time, held two promissory notes aggregating approximately $400,000.

     On April 18, 2000 the Company was served with a copy of a second summons and a second Complaint (the "Second Complaint") filed in the Superior Court for the County of San Francisco filed by Tucknott Electric Co. (the "Tucknott Plaintiff") which asserts: (i) that the Company breached its contract with the Tucknott Plaintiff; (ii) that the Company has been unjustly enriched at the expense of the Tucknott Plaintiff; and (iii) that the Tucknott Plaintiff is entitled to exercise its foreclosure rights pursuant to a mechanics lien.
This Second Complaint also arises out of the construction of the Company's Club. This claim was also settled.

     On July 28, 2000, the Company (including its wholly-owned subsidiary, AEI-Nevada) was served with a copy of a summons and a Complaint filed in the Superior Court for the County of San Diego by Ken Marc (the "Marc Plaintiff"), a holder of a convertible note with a principal amount of $10,000 (the "Marc Note"). The Company later settled with the Marc Plaintiff.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not held any meeting of the Company's shareholders in 1999 or 2000 and no action of the Company's shareholders was taken in 2000.



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

                                    - 24 -
===============================================================================

     The Company's Common Stock is traded only in the OTC Pink Sheets and only on a limited and sporadic basis. Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

     The following table reflects the high and low prices of the Company's
Common Stock for the two years ended December 31, 1999.  The Company's Common
Stock commenced trading on October 6, 1998.  As of December 31, 2000, the
Company had four market makers.
                                       High ($)           Low ($)
                                       --------           -------
                     1998($)
                     -----------

                     1st Quarter         -                   -

                     2nd Quarter         -                   -

                     3rd Quarter         -                   -

                     4th Quarter        $3.75             $0.5625

                     1999
                     -----------

                     1st Quarter        $4.25             $2.00

                     2nd Quarter        $1.46             $0.625

                     3rd Quarter        $0.81             $0.56

                     4th Quarter        $0.75             $0.20

                     2000
                     -----------

                     1st Quarter        $0.50             $0.20

                     2nd Quarter        $0.50             $0.20

                     3rd Quarter        $0.35             $0.25

                     4th Quarter        $0.28             $0.04

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

     The number of shareholders of record of Common Stock on December 31, 2000 was approximately 769.


Item 6.  MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FISCAL 2000 VS. FISCAL 1999

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

                                    - 25 -
===============================================================================

     The Company paid I-Gallery $1,495 per month to provides adult live-streaming video content and the Company pays Web 800 Service a fee equal to 15% of any credit card amounts collected under a month-to-month arrangement with the Company. In addition, the Company pays Spotted Fly Technologies $495 per month for hosting the Company's Corporate Web Sites and the Developmental Web Sites under a month-to-month arrangement with the Company.

     In comparison, during the period from January 1, 2000 to December 31, 2000 ("Fiscal 2000"), the Company recorded revenues of $2,237,775 from its upscale gentlemen's club in San Francisco, California (the "Club"). The Company did not record any revenues from its Web Sites during this period. And although the Club not open until January 26, 2000, the Company recorded $2,510,793 in general and administrative expenses in Fiscal 2000. These expenses were primarily composed of: (i) rental expenses incurred for the lease of the property on which the Club is located; (ii) $382,239 in depreciation expense;
(iii) rental of two apartments in San Francisco (where one apartment is provided for the Club's manager and the other for use by the Company's management and consultants to the Company); (iv) rental of the Company's executive office in La Jolla, California (which was later closed with office functions transferred and consolidated with the Company's offices at the Club;
(v) payment of salaries to the General Manager of the Club and other office and administrative staff; (vi) payment of travel, entertainment, and promotional costs associated with the development of the Company's Club; and (vii) payment of accounting, legal, and other general and administrative expenses.

     And while the Company recorded $2,510,793 as General and Administrative Expenses in Fiscal 2000 compared to $1,057,336 in General and Administrative Expenses in Fiscal 1999, the 137% increase from Fiscal 1999 to Fiscal 2000 primarily reflected the higher level of operations occasioned by the opening and continued operation of the Club. The increase in these expenses was primarily due to increased depreciation expenses, rental expenses, and related expenses.

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

     As a result, Total General and Administrative Expenses in Fiscal 2000 was $2,510,793 in Fiscal 2000 compared to $4,099,336 in Fiscal 1999 or a decline of almost 39%.

     Other Expenses in Fiscal 1999 were also higher than in Fiscal 2000. While the Company recorded Interest Income of $2,077 in Fiscal 1999 compared to $$1,436 in Fiscal 2000 (in each case derived from temporary cash bank balances), the Company recorded an aggregate of $432,184 in Interest Expense in Fiscal 1999 compared to $#215,062 in Interest Expense in Fiscal 2000.

     The decline in interest expense of over 50% from Fiscal 1999 was due in large part to the Company's reduction in debt during Fiscal 2000 compared to Fiscal 1999.

     The largest single component of Interest Expense is that incurred for the $1,114,671 due the Company's largest creditor, Essex Capital Holdings, Ltd. ("Essex"). From December 31, 1999 to December 31, 2000, the amount of funds borrowed from Essex increased from $959,674 to $1,114,671. The Essex Note represented approximately 59% of the aggregate outstanding amount of Notes Payable as of December 31, 2000. The Essex Note carries a 12% interest rate, requires quarterly interest payments, is convertible into the Company's Common Stock at $0.36 per share, and the principal amount of the Essex Note was due and payable in full on January 23,2001 (the Company has had continuing discussions with Essex to negotiate a further extension of the Essex Note). The Essex Note, issued in June 1999 allows the Company to borrow up to $1,000,000 (subsequently increased to $1,500,000 in January 2000).

     As a result, the Company's Total Other Expenses in Fiscal 2000 were $213,626 compared to $430,107 in Fiscal 1999 or a 50% decrease from Fiscal 1999. This resulted in a Deficit Before Income Taxes of $961,014 in Fiscal 2000 compared to Deficit Before Income Taxes of $4,529,443 for Fiscal 1999.

     In both Fiscal 2000 and Fiscal 1999, the Company recorded $800 as a provision for the payment of its minimum corporate California Franchise Taxes. This resulted in the Company recording a Net Loss of $961,014 in Fiscal 2000 compared to $4,530,243 in Fiscal 1999 or a 79% decrease in Net Losses from Fiscal 1999 to Fiscal 2000.

     And although the Company weighted averages shares in Fiscal 2000 were 7,122,371 compared to 5,418,220 in Fiscal 1999, the Company recorded a Net Loss per share of only $0.13 in Fiscal 2000 compared to a Net Loss per share of $0.84 per share in Fiscal 1999.

                                    - 26 -
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000 the Company had Total Current Liabilities of $2,223,604 and Total Current Assets of only $73,487. This compares to December 31, 1999, where the Company had $11,500 in Total Current Assets compared to $2,519,069 in Total Current Liabilities.

     The Company has outstanding three promissory notes (aggregating approximately $450,000 in original principal amount) held by two creditors, a $125,000 amount claimed by a noteholder who acquired the interests of a party that formerly asserted a mechanics lien, and $1,114,671 due Essex Capital - all of which the Company is undertaking efforts to renegotiate. If the Company is not able to negotiate acceptable terms for the payment of these creditors, the Company may need to seek bankruptcy reorganization unless other financing can be obtained. There can be no assurance that the Company can obtain acceptable new financing from any other source to avoid these difficulties.

     This striking imbalance between Total Current Assets and Total Current Liabilities underscores the illiquidity of the Company. The Company's continuing and total reliance on short-term debt financing with the resulting obligation to pay these creditors within one year will likely continue to adversely impact the Company. While the Company has continues negotiations with holders of three promissory notes (aggregating approximately $450,000 in principal) and a contractor asserting a mechanics lien of $125,000, the Company will need to either refinance these obligations or seek new infusions of capital to pay off these and other creditors. There can be no assurance that the Company will successfully avoid bankruptcy or other protracted litigation.

     While the Company had, as of December 31, 2000, no long term debt, the Company has no track record for its operations and there can be no basis to believe that the Company will be successful in obtaining the funds needed for the necessary repayment of any of this debt.

IMPACT OF INFLATION

     Because of the nature of its services, the Company does not believe that inflation has a significant impact on its sales or profits.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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

     There have been no disagreements between the Company and any predecessor auditor during the past two fiscal years and any subsequent interim period prior to the termination of any said predecessor's engagement. In each case, the change in auditors was determined by the Company's Chairman of the Board of Directors.

     While Pannell Kerr Forster's audit report on the financial statements for 1997 and 1998 contained a going concern modification, the Company does not have any disagreements between it and Pannell Kerr Forster through the date of Pannell Kerr Forster's termination.

                                    - 27 -
===============================================================================

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                              Age   Position                  Date Elected
-------------------------------   ---   -----------------------   ------------
Ralph M. Amato                    50    President, Chairman, &      12/06/93
412 Broadway                            Chief Financial Officer
San Francisco, California 94133

Michael L. Potter, Esq.           50    Secretary & Director        01/29/96
412 Broadway
San Francisco, California 94133

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     RALPH M. AMATO, age 50, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG").
CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992,
Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

     MICHAEL L. POTTER, ESQ., age 50, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the
United States Navy Reserve.  He holds a B.A. Degree from the University of
New York (Albany), an M.A. Degree (Management and Supervision) from
Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

     In addition, to the above officers and directors of the Company, the Company has entered into a six year employment agreement with Gary Marlin. Mr. Marlin is serving as the General Manager of the Company's existing Club. Mr. Marlin has over 13 years of experience in managing gentlemen's clubs.

                                    - 28 -
===============================================================================

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

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2000 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                                           Number of Reports
                                                             Not Filed on a
     Name                  Position                          Timely Basis(2)
-----------------------    ----------------------------    -----------------
Ralph M. Amato             President, Chairman of the       Form 3 & Form 5
                           Board, CFO(1)

Michael L. Potter, Esq.    Director                         Form 3 &  Form 5

Lewis Chin                 Stockholder                      Form 3 &  Form 5
-----------------------

  (1) Also beneficial owner of more than 10% of equity securities of Registrant.

  (2) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2000, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

                          SUMMARY COMPENSATION TABLE
                       Annual Compensation       Long-term Compensation
                     -----------------------   ----------------------------
                                                    Awards     Payouts
                                                    -------    -------
                                      Other     Restr-   Securities            All
Name and                             Annual     icted    Underlying           Other
Principal                            Compen-    Stock     Options/   LTIP    Compens-
Position      Year   Salary  Bonus   sation     Awards      SARs    Payouts   ation
  (a)          (b)   ($)(c)  ($)(d)  ($)(e)*   (s)($)(f)   (#)(g)   ($)(h)    ($)(i)
------------  ----  -------  ------  -------   ---------  --------  -------  --------
Ralph M.      1998  $ 7,600    $0      $0         $0         $0       $0        $0
Amato         1999  $30,000    $0      $0         $0     $1,800,000   $0        $0
Chairman,     2000  $90,000    $0      $0         $0         $0       $0        $0
President
and CFO

Michael L.    1998  $     0    $0      $0         $0         $0       $0        $0
Potter        1999  $     0    $0      $0         $0         $0       $0        $0
Secretary     2000  $     0    $0      $0         $0     $  250,000   $0        $0
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

                                    - 29 -
===============================================================================

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 9, 2001.
-------------------------------------------------------------------------------------------
        (1)                         (2)                       (3)                 (4)
                                  Name And                 Amount And
                                 Address Of                 Nature Of
     Title Of                    Beneficial                Beneficial          Percent Of
      Class                        Owner                      Owner               Class
-------------------------------------------------------------------------------------------
Common Stock               Ralph M. Amato                   3,576,669(1)         43.77%(1)
                           412 Broadway
                           San Francisco, California
                           94113

Common Stock               Michael L. Potter, Esq.            270,000(2)          3.30%(2)
                           412 Broadway
                           San Francisco, California
                           94113
                                                            ------------        -----------
Total for all persons
as a group (2 persons)                                      3,846,669            47.07%
                                                            ============        ===========

Common Stock               Wilfred Van Dam                  3,094,177(3)         37.86%(3)
                           Essex Capital Holdings Ltd.
                           Cayside, Second Floor
                           Grand Cayman, B.W.I.

Common Stock               Lewis Chin                       1,122,333(4)         13.37%(4)
                           17 Jacqueline Court
                           Daley City, California 94014

------------------
Footnotes:

1. The amounts shown include 1,200,000 shares purchasable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, the amounts shown includes 600,000 shares purchasable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004. The amounts shown also include up to 77,000 shares of the Company's Common Stock that may be issued by the Company in the event that certain loans to the Company (from Mr. Amato and totaling $77,000 as of December 31, 1999)) are converted into shares of the Company's Common Stock.

2. The amounts shown include 250,000 shares purchasable at $0.25 per share by Michael L. Potter, Esq. pursuant to a certain common stock purchase option granted by the Company's Board of Directors. This option expires on February 13, 2004.

3. Totals shown include all Shares purchasable upon conversion of the convertible unsecured promissory note issued to Essex Capital Holdings, Ltd.(the "Essex Note") (with a principal balance of $1,114,671 as of December 31, 2000) in addition to other shares of the Company's Common Stock issued to Essex in payment of interest on the Essex Note (150,000 shares issued in December 1999, 75,000 shares issued in March 2000, and 82,500 shares issued in August 2000).

4. The amount shown for Lewis Chin include: (i) 908,333 Shares of the Company's Common Stock issuable upon conversion of the $300,000 promissory note (the "Chin Note") issued to him and (ii) 164,000 Shares of the Company's Common Stock held by Roma Cafe, Inc., a corporation owned by Lewis Chin. Mr. Chin is the owner of the real property on which the Company's San Francisco Club is located. Mr. Chin is the holder of two promissory notes aggregating $400,000 in original principal amount (and which are past due) that are the subject of continuing negotiations between the Company and Mr. Chin.

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

                                    - 30 -
===============================================================================

                  OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
                     (2000 Fiscal Year Individual Grants)
                        No. of         Percent of
                      Securities     Total Options/
                      Underlying      SARs Granted     Exercise of
                     Options/SARs    to Employees in    Base Price   Expiration
Name                Granted (#)(1)   Fiscal Year (1)      ($/Sh)        Date
-----------------   --------------   ---------------   -----------   ----------
Ralph M. Amato             0              0%               $0              -
-----------------   --------------   ---------------   -----------   ----------

Michael L. Potter,
  Esq.                     0              0%               $0              -
-----------------   --------------   ---------------   -----------   ----------

-----------------------
Footnote:
(1)  In 1999 the Company granted certain Common Stock Purchase Options to
     Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2000.

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

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 2000 and unexercised options held as of the end of that fiscal year.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On December 31, 1999, the Company issued 150,000 shares of the Company's Common Stock to Essex Capital Holdings, Ltd. in payment of unpaid and accrued interest on the Essex Note held by Essex.

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

                                    - 32 -
===============================================================================

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

(Registrant):                          BoysToys.com, Inc.


By:  /S/ Ralph M. Amato                Date:  April 11, 2001
     --------------------------               --------------
     Ralph M. Amato
     President,
     Chairman of the Board and
     Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /S/ Ralph M. Amato                Date:  April 11, 2001
     --------------------------               --------------
     Ralph M. Amato
     Chairman


By:  /S/ Michael L. Potter, Esq.       Date:  April 11, 2001
     --------------------------               --------------
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

                              ARMANDO C. IBARRA
                        CERTIFIED PUBLIC ACCOUNTANTS
                        (A Professional Corporation)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.
La Jolla, Ca. 92037


We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ ARMANDO C. IBARRA
---------------------
ARMANDO C. IBARRA, CPA

San Diego, California
February 12, 2001


                 350 E Steet, Suite H, Chula Vista,  CA  91910
Tel:  (619) 422-1348                                       Fax:  (619) 422-1465

                                  - F -  1 -
===============================================================================

                               BOYSTOYS.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 2000 and 1999

                                                          December 31,
                                                     2000             1999
                                                 ------------     ------------
                     ASSETS
                     ------
Current Assets:
     Cash                                        $     15,927     $          2
     Employee Advances                                    629             -
     Prepaid Insurance                                 12,082            3,000
     Inventory                                         44,849             -
     Deposits                                            -               8,500
                                                 ------------     ------------
Total Current Assets                                   73,487           11,502

Property and Equipment, Net                         2,789,933        3,075,916

Other Assests:
     Note Receivable - Officer                         30,043           37,592
     Investment in Fine Art                            18,000             -
     Deposits                                          48,930           48,226
                                                 ------------     ------------
Total Other Assests                                    96,973           85,818
                                                 ------------     ------------
TOTAL ASSETS                                     $  2,960,393     $  3,173,236
                                                 ============     ============

            See Auditors' Report and Notes to Financial Statements

                                  - F -  2 -
===============================================================================

                               BOYSTOYS.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 2000 and 1999

                                                          December 31,
                                                     2000             1999
                                                 ------------     ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
     Accounts Payable and Accrued Expenses       $     67,511     $     70,928
     Equipment lease payable                           33,325             -
     Accrued Interest                                 218,157          164,529
     Convertible Debt for Construction Services          -             600,000
     Convertible Debt                               1,904,611        1,683,614
                                                 ------------     ------------
Total Current Liabilities                           2,223,604        2,519,071
                                                 ------------     ------------
TOTAL LIABILITIES                                   2,223,604        2,519,071


Shareholders' Equity :
Preferred stock, $.01 par value ( 10,000,000
     authorized; none issued and outstanding.)           -                -
Common  Stock, $.01 par value ( 20,000,000
     shares authorized; issued and outstanding:
     8,172,139 and 6,252,003 as of
     December 31, 2000 and 1999, respectively)         81,721           62,520

Additional Paid-in-capital                          9,535,158        8,510,721
Common stock subscribed                               (62,500)         (62,500)
Deficit accumulated during the development stage   (7,856,576)      (7,856,576)
Loss for the year ended December 31, 2000            (961,014)            -
                                                 ------------     ------------
Total Shareholders' Equity                            736,789          654,165
                                                 ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,960,393     $  3,173,236
                                                 ============     ============

            See Auditors' Report and Notes to Financial Statements

                                  - F -  3 -
===============================================================================

                               BOYSTOYS.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                  Years Ended December 31,
                                                     2000           1999
                                                 -----------    -----------
Revenues                                         $ 2,237,775    $       916

Cost of Sales                                        473,570              0
                                                 -----------    -----------
Gross Profit                                       1,764,205            916

     General and Administrative Expenses          (2,510,793)    (1,057,336)
     Officer compensation in stock options              -        (3,042,000)
                                                 -----------    -----------
Total General & Administrative Expenses           (2,510,793)    (4,099,336)

Operating Loss                                      (746,588)    (4,098,420)

Other Income (Expenses):
     Interest Income                                   1,436          2,077
     Interest Expense                               (215,062)      (432,184)
                                                 -----------    -----------
Total Other Income (Expenses)                       (213,626)      (430,107)

Deficit Before Income Taxes                         (960,214)    (4,529,443)

Provision for Income Taxes                              (800)          (800)
                                                 -----------    -----------
Net loss                                         $  (961,014)   $(4,530,243)
                                                 ===========    ===========

Net loss per share                               $    (0.13)    $    (0.84)
                                                 ===========    ===========

Weighted average shares used
      for net loss per share                       7,122,371      5,418,220
                                                 ===========    ===========

Net loss per diluted share                       $    (0.06)    $    (0.58)
                                                 ===========    ===========

Weighted average shares used
      for net loss per diluted share              10,987,124      7,398,827
                                                 ===========    ===========

            See Auditors' Report and Notes to Financial Statements

                                  - F -  4 -
===============================================================================

                               BOYSTOYS.COM, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
           From December 6, 1993 (inception) through December 31, 2000

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
===============================================================================

                               BOYSTOYS.COM, INC.

       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
          From December 6, 1993 (inception) through December 31, 2000

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
===============================================================================

                               BOYSTOYS.COM, INC.

       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
          From December 6, 1993 (inception) through December 31, 2000

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
===============================================================================

                               BOYSTOYS.COM, INC.

       STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (continued)
          From December 6, 1993 (inception) through December 31, 2000

                                                                                                  Deficit
                                                                                                Accumulated    Current
                                                             Additional       Common stock        During       Income
                                          Common Stock         Paid-in         Subscribed       Development      or
                                        Shares     Amount      Capital     Shares     Amount       Stage       (loss)       Total
                                      ---------   --------   ----------   --------   --------   -----------   ---------   ---------
Balance, December 31, 1999            6,252,003   $ 62,520   $8,510,721    (62,500)  $(62,500)  $(7,856,576)   $   -      $ 654,165

Issuance of stock in lieu of
  interest payment due in March
  2000 to Essex Capital                  75,000        750       31,745       -          -             -           -         32,495

Issuance of stock for new short
  term note as prepaid interest at
  $0.20 per share to Lewis Chin          50,000        500        9,500       -          -             -           -         10,000

Issuance of common stock on
  conversion of note payable for
  construction services from W.B.
  Elmer at $2.00 per share.             335,000      3,350      596,650       -          -             -           -        600,000

Issuance of common stock on
  conversion of notes payable and
  accrued interest, from May and
  December 1997 at an average
  price of $0.50 per share              100,000      1,000       49,000       -          -             -           -         50,000

Issuance of common stock for
  services, from January 1, through
  June 30, 2000, at an average
  price of $0.50 per share              486,636      4,866      238,452       -          -             -           -        243,318


Issuance of common stock on
  conversion of note payable on
  August 15, 2000 at a price of
  $1.00 per share                        12,500        125       12,375       -          -             -           -         12,500

Issuance of common stock on
  for accrued interest on Essex note
  on August 15, 2000 at a price of
  $0.40 per share                        82,500        825       32,175       -          -             -           -         33,000

Issuance of common stock for
  consulting services renedered in
  connection with the construction
  at a price of $0.50 per share          52,000        520       25,480       -          -             -           -         26,000

Issuance of common stock for
  services, from January 1, through
  Sept. 30, 2000, at an average
  price of $0.05 per share              726,500      7,265       29,060       -          -             -           -         36,325

Net Loss                                                                                               -       (961,014)
(961,014)
                                      ---------   --------   ----------   --------   --------   -----------   ---------   ---------
Balance, December 31, 2000            8,172,139   $ 81,721   $9,535,158    (62,500)  $(62,500)  $(7,856,576)  $(961,014)  $ 736,789
                                      ---------   --------   ----------   --------   --------   -----------   ---------   ---------

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  8 -
===============================================================================

                               BOYSTOYS.COM, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 2000 and 1999

                                                                 Years Ended December 31,
                                                                   2000            1999
                                                                -----------    -----------
Cash Flows from Operating Activities:
  Net  Loss                                                     $  (961,014)   $(4,530,243)
  Non-cash operating activities included in deficit accumulated:
    Amortization and Depreciation                                   382,539        369,974
    Issuance of common stock for services                           305,643        150,000
    Issuance of stock options to directors for services                -         3,042,000
    Financing costs of beneficial conversion feature of
      convertible debt                                                 -           631,086
  (Increase) decrease in assets :    Inventory
(44,849)          -
    Prepaid Insurance & Rent                                         (9,082)        21,000
    Note receivable-officer                                           7,549         (2,077)
    Deposits                                                          7,796        220,724
    Employee advances                                                  (629)          -
  Increase (decrease) in liabilities :
    Accounts payable and accrued expenses                            (3,416)      (550,778)
    Construction contract payable                                  (600,000)       600,000
    Accrued interest                                                 53,628        (98,237)
    Equipment lease payable                                          33,325           -
                                                                -----------    -----------
Net cash used in operating activities                              (828,510)      (146,551)
                                                                -----------    -----------


Cash Flows from Investing Activities
  Capital expenditures on leasehold improvements                   (114,555)    (2,907,540)
                                                                -----------    -----------
Net cash used in investing activities                              (114,555)    (2,907,540)
                                                                -----------    -----------

Cash Flows from Financing Activities :
  Increase (decrease) in bank overdraft                                -           (10,309)
  Increase (decrease) in convertible notes                          220,997       (834,513)
  Borrowings on convertible debt                                       -         1,259,674
  Issuances of common stock                                         662,500      1,656,035
  Proceeds from private placement                                      -           909,879
  Issuance of stock in lieu of interest                              75,495         48,327
  Proceeds on exercise of stock options                                -            25,000
                                                                -----------    -----------
Net cash provided by financing activities                           958,992      3,054,093
                                                                -----------    -----------

Net increase in cash                                                 15,927              2

Cash at Beginning of Year                                                 2           -
                                                                -----------    -----------
Cash at End of Year                                             $    15,929    $         2
                                                                ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F -  9 -
===============================================================================

                               BOYSTOYS.COM, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 2000 and 1999

                                                                 Years Ended December 31,
                                                                   2000            1999
                                                                -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash Paid During the Year for :
  Interest ( Net of amount capitalized )                        $      -       $      -
                                                                ===========    ===========

  Income Taxes                                                  $      (800)   $      (800)
                                                                ===========    ===========


Noncash investing and financing activities :

Issuance of common stock and stock options on
  conversion of debt                                            $  (662,500)   $(1,181,158)
                                                                ===========    ===========

Issuance of common stock and stock options for
  goods and services                                            $  (305,643)   $  (609,204)
                                                                ===========    ===========

<F1>
            See Auditors' Report and Notes to Financial Statements

                                  - F - 10 -
===============================================================================

                               BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 2000 and 1999



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

On January 15, 1998, Wagg acquired 80% of the outstanding common stock of AEI Nevada. On January 25, 1998, the shareholders of AEI Nevada voted to execute a one-for-three reverse split of its common stock. On January 26, 1998, the shareholders of Wagg voted to execute a one-for-two reverse split of its common stock. Number of shares and per share amounts have been restated as though the transaction occurred on December 6, 1993 (Inception).

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

                                  - F - 11 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



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

                                  - F - 12 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The Company applies the provisions of Statement of Financial Accounting Standards SFAS No. 34. Consequently, interest cost related to the construction of the Company's first establishment was capitalized and is being amortized consistent with the leasehold improvements. Capitalized interest totaled $284,496 as of December 31, 2000 and 1999.

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

                                  - F - 13 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



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

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised. Stock options issued to an officer in 1999 have been excluded from the weighted average share computation. This is consistent with accounting principles because during 1999 the average market price of the shares was not greater than the exercise stock option price and was therefore anti-dilutive.

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

INVENTORIES

Inventories include food, wine, liquor and other restaurant related items. All inventory items are stated at the lower of cost (first-in, first-out) or market value.



NOTE 3 - CHANGE IN METHOD OF ACCOUNTING FOR BARTER CREDITS


The Company had accounted for the ITEX transaction involving barter credits (Note 5) by recording an asset with a corresponding credit to stockholders' equity. A new method for accounting for the barter credits was adopted, detailed in Note 5, and involves recording such credits as they are used.
The effect of the accounting change has no effect on the income or expenses for 2000 or 1999. The 1998 financial statements had been restated to reflect this change, and resulted in a $100,000 decrease in current assets and stockholders' equity. The change to per share amounts associated with this change is immaterial.

                                  - F - 14 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 4 - NOTE RECEIVABLE - OFFICER


A note receivable in the amount of $30,043 and $37,592 is due from an officer of the Company as of December 31, 2000 and 1999, respectively. This note bears interest at 5.85% and is due upon demand.



NOTE 5 - BARTER CREDIT


On February 18, 1998, the Company purchased $530,000 of Barter Credits via the future issuance of 100,000 shares of common stock of the Company. The Barter Credits entitle the Company to receive goods and services with a fair value estimated at $530,000 in excess of cash payments made. Company's management has valued the Barter Credits at $100,000, which is management's estimate of the fair value of the Company's common stock at the time the transaction was entered into. As the Company utilizes the Barter Credits, it will record a stock issuance for par value and additional paid-in capital for the excess of the fair value of the goods and/or services received over cash payments made plus the pro-rata portion of the available Barter Credits utilized to the fair value of the Barter Credits estimated ($100,000) by the Company. The shares to be issued are subject to restrictions on their transferability of up to two years. The Barter Credits expire sixty months from February 18, 1998, unless the Company has used at least $100,000 of the Barter Credits during this period, which will extend the remaining Barter Credits through February 18, 2008.



NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 and 1999, consists of the following:
                                                     December 31,
                                               2000                1999
                                            ----------          ----------
     Equipment and fixtures                    326,233             247,816
     Leasehold improvements:
          Capitalized construction costs     2,931,717           2,913,578
          Capitalized interest                 284,496             284,496
     Less: accumulated depreciation           (752,213)           (369,974)
                                            ----------          ----------
                                            $2,789,933          $3,075,916
                                            ==========          ==========

                                  - F - 15 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 7 - NOTES PAYABLE

Notes payable as of December 31, 2000 and 1999, consist of the following:
                                                             December 31,
                                                          2000         1999
                                                       ----------   ----------
Secured promissory notes with issuance dates
ranging from September 1995 to May 2000 and
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and note
holders have the option to convert their debt into
common stock.  These notes were not paid at their
maturity dated and are due upon demand.  Rates
for conversion vary from $.40 to $1 per share.         $  389,940   $  423,940

Unsecured convertible promissory note which is
not to exceed $1,500,000 Interest accrues at 12%
per year, payable quarterly.  Conversion can be
exercised at maturity ( upon demand ) at a price
of $ 0.40 per share.                                    1,114,671      959,674

Unsecured convertible promissory note dated
January 10, 1999 with an interest rate at 10%
per annum.  Principal and accrued interest was
converted at a price of $2 per share on 3-10-00             -0-        600,000

Unsecured convertible promissory of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.  Conversion can be exercised at
Maturity at a price of $ 0.36 per share                   300,000      300,000

Unsecured convertible promissory of $100,000
dated January 10, 2000 with a maturity date of
December 1, 2000, and accrues interest at 10%
Per annum.  Conversion can be exercised at
maturity at a price of $ 0.25 per share                   100,000        -0-
                                                       ----------   ----------
                                                       $1,904,611   $2,283,614
                                                       ==========   ==========

                                  - F - 16 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 7 - NOTES PAYABLE (Continued)


Accrued interest related to notes payable totaled $218,157 and $164,529 as of December 31, 2000 and 1999, respectively. During 2000 notes payable of $650,000 were converted into shares of common stock. During 1999 notes payable of $999,513 plus accrued interest were converted into shares of common stock.
The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price.



NOTE 8 - SHAREHOLDERS' EQUITY


Stock Option Plans

The Company has approved two stock option plans that become effective
January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended
December 31, 1999, respectively, with a corresponding credit to additional paid in capital.

The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1997. Under SFAS No. 123, the fair value of each option granted is estimated on the measurement date utilizing the then current fair market value of the underlying shares, as estimated by management, less the exercise price discounted over the average expected life of the options of 10 years, with an average risk free interest rate of 5%, price volatility of and .77, and no dividends. Had compensation cost for all awards been determined based on the fair method as prescribed by SFAS No. 123, reported net (loss) and net (loss) per common share would have been as follows:

                                  - F - 17 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999


NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

                                                December 31,
                                             2000            1999
                                          -----------     -----------
     Net (loss):
          As reported                     $  (961,014)    $(4,530,243)
          Pro forma                       $  (961,014)    $(4,850,843)
     Basic net (loss) per share:
          As reported                     $     (.13)     $    (0.83)
          Pro forma                       $     (.13)     $    (0.90)
     Diluted net (loss) per share:
          As reported                     $     (.09)     $    (0.61)
          Pro forma                       $     (.09)     $    (0.66)

A summary of the activity of the stock options for the year ended
December 31, 2000 is as follows:
                                               December 31, 2000
                                         -------------------------------
                                                        Weighted Average
                                            Share        Exercise Price
                                         -----------    ----------------
     Outstanding at beginning of period    1,970,000          0.25
     Granted                                   -0-
     Forfeited                                 -0-
     Exercised                                 -0-
                                         -----------    ----------------
  Exercisable at end of period           $ 1,970,000          0.25
                                         ===========    ================

  Weighted-average fair value of options
       granted during the period                           $  0.25
                                                           ========

  Weighted-average remaining contractual life               9 years
                                                           ========

                                  - F - 18 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999


NOTE 9 - INTEREST EXPENSE

                                          Years Ended December 31,
                                             2000          1999
                                          ----------    ----------
     Interest expense incurred            $  215,062    $  716,680
     Less:  Capitalization interest            -0-        (284,496)
                                          ----------    ----------
     Net Interest expense                 $  215,062    $  432,184
                                          ==========    ==========


NOTE 10 - INCOME TAXES

Provision for income taxes is summarized as follows:
                                          Years Ended December 31,
                                             2000          1999
                                          ----------    ----------
     Current income taxes                 $     (800)   $     (800)
     Deferred income taxes                     -0-           -0-
                                          ----------    ----------
     Provision for income taxes           $     (800)   $     (800)
                                          ==========    ==========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes.  The tax effects of items comprising the
Company's net deferred tax assets are as follows:
                                                December 31,
                                             2000            1999
                                          -----------     -----------
     Deferred tax assets:

     Net operating loss carryforwards     $   356,143     $ 1,771,186
     Other                                      -0-             -0-
                                          -----------     -----------
     Gross deferred tax assets                356,143       1,771,186
     Valuation allowance                     (356,143)     (1,771,186)
                                          -----------     -----------

     Net deferred tax assets                    -0-             -0-
                                          ===========     ===========

                                  - F - 19 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 10 - INCOME TAXES (Continued)


As of December 31, 2000, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $5,700,000, which expire through 2019. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.



NOTE 11 - COMMITMENTS AND CONTINGENCIES


In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility. The operating lease is for a period of ten years with two renewal options, each for an additional five years. At December 31, 2000, minimum annual rental commitments under this non-cancelable lease were as follows:

                     Year Ending
                     -----------
                        2000           201,600
                        2001           201,600
                        2002           201,600
                        2003           201,600
                     Thereafter        403,200
                                    ----------
                                    $1,209,600
                                    ==========



NOTE 12 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS


As required by SFAS 7 the Company deemed development stage company for all prior years. With the opening and operation of its first night club location in January, 2000 the Company is no longer classified as a development stage company.

                                  - F - 20 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 13 - SEGMENT REPORTING DISCLOSURES


Effective January 1, 2000 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company plans to open and operate several night clubs throughout the United States, and to provide operating information per each club. During 2000 the Company operated such a club in San Francisco through its subsidiary RMA of San Francisco, Inc.
(San Francisco). The following table summarizes sales, operating profits, depreciation and amortization expenses, and assets for reportable segments (San Francisco) for the year ended December 31, 2000. Consolidated operating gross profit is reconciled to Boystoys.com's income before income taxes:

          Sales and Gross Profit:
          Net sales                          $ 2,237,775
          Cost of sales                          473,570
                                             -----------
          Gross profit                       $ 1,764,205
                                             ===========


          Operating Profit (Loss):
               San Francisco                 $    11,150
               Corporate                        (375,199)
                                             -----------
                                             $  (364,049)
                                             ===========


          Depreciation & amortization:
               San Francisco                 $  (382,539)
               Corporate                            -
                                             -----------
                                             $  (382,539)
                                             ===========


          Other Corporate Income & (Expenses):
               Interest income               $     1,436
               Interest expense                 (215,062)
                                             -----------
                                                (213,626)
                                             -----------
          Deficit Before Income Taxes        $  (960,214)
                                             ===========


          Assets:
               San Francisco                 $ 3,333,833
               Corporate                         208,613
                                             -----------
                                             $ 3,542,446
                                             ===========

                                  - F - 21 -
===============================================================================

                               BOYSTOYS.COM, INC.

                For the Years Ended December 31, 2000 and 1999



NOTE 14 - SUBSEQUENT EVENTS


CONVERTIBLE DEBT

As of January 31, the Company has paid all accrued interest on the note due to Mr. Lewis Chin. The Company is currently negotiating terms for full repayment of this loan and expects to enter into a new contract.

                                  - F - 22 -
===============================================================================