Form 10QSB
period 2001-03-31
BOYSTOYS COM INC
filed 2001-05-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  _______ to ________

                       Commission file number: 000-28684

                              BoysToys.com, Inc.
                              ------------------
            (Exact name of Registrant as specified in its Charter)

               DELAWARE                               33-0824801
        -----------------------                ------------------------
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

                  Common Stock Outstanding at March 31, 2001
                  8,172,139 Shares at $0.001 Par Value Common

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

===============================================================================

                              BoysToys.com, Inc.
                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Letter of Independent Accountants . . . . . . . . . . . . . . . F- 1
         Consolidated Balance Sheets
           March 31, 2001 (unaudited) and December 31, 2000  . . . . . . F- 2
         Consolidated Statements of Operations (unaudited)
           Three Months Ended March 31, 2000 (unaudited)
           and Three Months Ended March 31, 2001 (unaudited) . . . . . . F- 3
         Consolidated Statements of Cash Flows (unaudited)
           Three Months Ended March 31, 2000 and March 31, 2001  . . . . F- 4
         Notes to Consolidated Financial Statements (unaudited)  . . . . F- 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   16
Item 2A. Factors That May Affect Future Results  . . . . . . . . . . . .   19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   24
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .   25
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   25
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   25
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   25
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

                                    -  2 -
===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

                              ARMANDO C. IBARRA
                         CERTIFIED PUBLIC ACCOUNTANTS
                         (A Professional Corporation)

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts



The Board of Directors
BoysToys.com, Inc.


We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of March 31, 2001 and March 31, 2000 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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


/S/ ARMANDO C. IBARRA, CPA
--------------------------
ARMANDO C. IBARRA, CPA


Chula Vista, California
May 10, 2001

                                    -  3 -
===============================================================================

                              BOYSTOYS.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2001 and March 31, 2000

                                                  2001          2000
                                               ----------    ----------
                   ASSETS
     Current Assets:
          Cash                                 $   20,968    $   24,821
          Inventory                                42,864        57,341
          Prepaid expenses                         43,760        41,694
          Employee advances                           580           200
                                               ----------    ----------
     Total Current Assets                         108,172       124,056

     Property and Equipment, Net                2,718,635     3,063,774

     Other Assets:
          Note Receivable - Officer                30,043        83,827
          Investment in Fine Art                   21,000        10,000
          Deposits                                 48,930        56,726
                                               ----------    ----------
     Total Other Assets                            99,973       150,553
                                               ----------    ----------
     TOTAL ASSETS                              $2,926,780    $3,338,383
                                               ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
          Accounts Payable                     $  129,174    $   70,026
          Equipment Payable                        25,091        33,325
          Accrued Interest                        244,751        76,555
          Convertible Debt                      1,867,313     1,925,095
                                               ----------    ----------
     Total Current Liabilities                  2,266,329     2,105,001
                                               ----------    ----------

     TOTAL LIABILITIES                          2,266,329     2,105,001


     Shareholders' (deficit) equity :

     Preferred Stock, $.01 par value
          (10,000,000 authorized; none issued
          and outstanding.)                          -             -
     Common Stock, $.01 par value (20,000,000
          shares authorized; issued and
          outstanding:  8,172,139 and 7,298,639
          as of March 31, 2001 and 2000,
          respectively)                            81,721        72,986
     Additional Paid-in-Capital                 9,535,158     9,436,068
     Common stock subscribed                      (62,500)      (62,500)
     Deficit accumulated during the
          development stage (to 12/31/99)      (7,856,576)   (7,856,576)
     Deficit                                   (1,037,352)     (356,596)
                                               ----------    ----------
     Total Shareholders' Equity                   660,451     1,233,382
                                               ----------    ----------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                 $2,926,780    $3,338,383
                                               ==========    ==========

        See Accountants' Report and Notes to the Financial Statements.

                                    -  4 -
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2001 and 2000

                                                  2001          2000
                                               ----------    ----------
Revenues:
  Sales                                        $  617,866    $  499,976
  Cost of Sales                                    95,097       150,124
                                               ----------    ----------
  Gross Profit                                    522,769       349,852

  General and Administrative Expenses            (533,568)     (632,520)
                                               ----------    ----------
Total General & Administrative Expenses          (533,568)     (632,520)

Operating loss                                    (10,799)     (282,668)

Other Income (Expenses):
  Interest Income                                    -              552
  Interest Expense                                (65,339)      (73,680)
                                               ----------    ----------
Total Other Income (Expenses)                     (65,339)      (73,128)

Deficit Before Income Taxes                       (76,138)     (355,796)

Provision for Income Taxes                           (200)         (800)
                                               ----------    ----------
Net loss                                       $  (76,338)   $ (356,596)
                                               ==========    ==========

Net loss per share                             $   (0.01)    $   (0.04)
                                               ==========    ==========

Weighted average shares used
  for net loss per share                        7,122,371     6,664,882
                                               ==========    ==========

Net loss per diluted share                     $   (0.00)    $   (0.05)
                                               ==========    ==========

Weighted average shares used
  for net loss per diluted share               10,987,124    10,413,735
                                               ==========    ==========

        See Accountants' Report and Notes to the Financial Statements.

                                    -  5 -
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000

                                                  2001          2000
                                               ----------    ----------
Cash Flows from Operating Activities:
  Net Loss                                     $  (76,338)   $ (301,659)
  Non-cash operating activities included
    in deficit accumulated :
    Amortization and Depreciation                  96,313        81,394
  (Increase) decrease in assets :
    Inventory                                       1,985       (57,341)
    Prepaid expenses                              (31,678)      (38,694)
    Employee advances                                  49          (200)
    Note receivable-officer                          -          (46,235)
  Increase (decrease) in liabilities :
    Accounts payable                               61,663          (900)
    Equipment contract payable                     (8,234)       33,323
    Accrued interest                               26,594        41,065
                                               ----------    ----------
Net cash used in operating activities              70,354      (289,247)
                                               ==========    ==========

Cash Flows from Investing Activities
    Purchase of equipment and improvements        (25,016)      (69,252)
    Investment in fine art                         (3,000)      (10,000)
                                               ----------    ----------
Net cash used in investing activities             (28,016)      (79,252)
                                               ==========    ==========

Cash Flows from Financing Activities :
  Increase (decrease) in convertible notes        (37,298)      150,000
  Stock issuances                                    -          243,318
                                               ----------    ----------
Net cash provided by financing activities         (37,298)      393,318
                                               ==========    ==========

Net increase in cash                                5,040        24,819

Cash at Beginning of Period                        15,927             2
                                               ----------    ----------
Cash at End of Period                          $   20,967    $   24,821
                                               ==========    ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION :

Cash Paid During the Year for :
  Interest ( Net of amount capitalized )       $   38,745    $    2,125
                                               ==========    ==========
  Income Taxes                                 $     -       $      800
                                               ==========    ==========

        See Accountants' Report and Notes to the Financial Statements.

                                    -  6 -
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

                                    -  8 -
===============================================================================

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 34. Consequently, interest cost related to the construction of the Company's first establishment is capitalized and will be amortized consistent with the leasehold improvements. Total capitalized interest related to construction was $284,496.

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

                                    -  9 -
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

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised. Stock options issued to an office in 1999 have been excluded from the weighted average share computation. This is consistent with accounting principles because during 1999 the average market price of the shares was not greater than the exercise price and was therefore anti-dilutive.

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

INVENTORY

Inventory includes food, wine, liquor and other restaurant related items. All inventory items are stated at lower of cost (first-in, first-out) or market value.

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $30,043 is due from an officer of the Company as of March 31, 2001. This note bears interest at 5.85% and is due upon demand.

                                    - 10 -
===============================================================================

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2001 and 2000 consists of the following:

                                                    2001           2000
                                                ------------   ------------
     Equipment and fixtures                          330,322        299,782
     Leasehold improvements:
          Capitalized construction costs           2,952,642      2,930,864
          Capitalized interest                       284,496        284,496
     Less: accumulated depreciation                 (848,826)      (451,368)
                                                ------------   ------------
                                                $  2,718,634   $  3,063,774
                                                ============   ============

     Depreciation expense for the period was $96,313.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                               March 31, 2001
                                               --------------
     Accounts payable                           $     96,669
     Accrued expenses                                 32,305
                                                ------------
                                                $    128,974
                                                ============

                                     F- 9

                                    - 11 -
===============================================================================

NOTE 7 - NOTES PAYABLE

Notes payable as of March 31, 2001 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to February 1999,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                       391,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at
12% per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                                1,114,671

Unsecured short-term note issued on January
23, 2000 with an interest rate at 10% per annum.
Interest was prepaid with 50,000 shares.  Principal
is payable on or before January 31, 2001.                           60,702

Unsecured convertible promissory of $490,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at
12% per annum.                                                     300,000
                                                               -----------

                                                               $ 1,867,313
                                                               ===========

Accrued interest related to notes payable totaled $140,067 as of March 31, 2001.

                                    - 12 -
===============================================================================

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

A summary of the activity of the stock options for the three months ended
March 31, 2001 is as follows:
                                                       Weighted Average
                                                   Share      Exercise Price
                                                -----------   --------------
     Outstanding at beginning of period           1,970,000        0.75
     Granted                                          -0-          0.25
     Forfeited                                        -0-
     Exercised                                        -0-          0.25
                                                -----------   --------------
     Exercisable at end of period               $ 1,970,000        0.35
                                                ===========   ==============

     Weighted-average remaining contractual life                 10 years
                                                              ==============

                                     F- 11

                                    - 13 -
===============================================================================

NOTE 9 - INCOME TAXES

Provision for income taxes for the quarter ended March 31, 2001 are summarized as follows:

     Current income taxes                $    (200)
     Deferred income taxes                    -
                                         ---------
     Provision for income taxes          $    (200)
                                         =========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes.  The tax effects of items comprising the
Company's net deferred tax assets are as follows:
                                                    December 31,
                                               1999             2000
                                           ------------     ------------
     Deferred tax assets:
     Net operating loss carryforwards      $  1,771,186     $  2,731,400
     Other                                        -0-              -0-
                                           ------------     ------------
     Gross deferred tax assets                1,771,186        2,731,400
     Valuation allowance                     (1,771,186)      (2,731,400)
                                           ------------     ------------
          Net deferred tax assets          $      -0-       $      -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2000, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $5,700,000 which expire through 2019. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

                                    - 14 -
===============================================================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco,
California, which will be used to open its first night club facility.  The operating lease is for a period of ten years with two renewal options, each for an additional five years.  At March 31, 2000, minimum annual rental commitments under this non-cancelable lease were as follows:
          Year Ending
          -----------
             2000          146,700
             2001          201,600
             2002          201,600
             2003          201,600
          Thereafter       128,400
                         ---------
                         $ 879,900
                         =========

Rent expense for the three months ended March 31, 2001 was $52,730.

NOTE 11 - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit totaling $7,856,756 to December 31, 2000, and $8,817,590 for the year ended December 31, 2001. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 - SUBSEQUENT EVENTS

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord. The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms.

                                    - 15 -
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which may be obtained by writing BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

RESULTS OF OPERATIONS

FIRST QUARTER 2001

     During the first three months ending March 31, 2001 ("First Quarter 2001"), the Company recorded Sales revenues of $617,866 from the operations of its upscale gentlemen's club at 412 Broadway, San Francisco, California 94133 (the "Club"). In comparison, during the three months ending March 31, 2000 ("First Quarter 2000"), the Company recorded sales revenues of $499,976 from the operations of the Club. During the First Quarter 2001 the Club was open a full 90 days and Sales averaged $6,865.18 per day compared to operations during the First Quarter 2000 when the Club (which opened on January 26, 2000) had operations for only 66 days and Sales averaged $7,575.39 per day. The higher average Sales per day during the First Quarter 2000 was primarily due to the high volume of new customers and promotional activities held at the Club following its opening on January 26, 2000.

     The Company did not derive any revenues from its six Developmental Web Sites during the First Quarter 2001 or First Quarter 2000 and all of the Company's revenues were derived solely from the Club.

     These revenues were primarily derived from: (1) food and beverage sales;
(2) Boardroom VIP membership sales; (3) nightclub admission (door) fees;
(4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees"); (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $100 for the right to perform at the Club during any shift.)

     Cost of Sales during First Quarter 2001 were $95,097 or 15.39% of Sales during that period compared to First Quarter 2000 where Cost of Sales totaled $150,124 or 30.03% of Sales during the First Quarter 2000 period. Cost of Sales is primarily made up of food and beverage costs, labor costs, supply costs, and other costs incurred in operating the Club.

     After deducting Cost of Sales, the Company's Gross Profit during the First Quarter 2001 was $522,769. This represented a gross margin (computed as Gross Profit divided Sales) of approximately 84.61% compared to a Gross Profit of $349,852 with a gross margin of approximately 69.97% during the First Quarter 2000. The Company's increased gross margin was primarily due to the Company's ability to implement improved inventory management of food and liquor, increased sales of Diamond Dollars and increased receipts of Entertainer Lease fees.

                                    - 16 -
===============================================================================

     General and Administrative Expenses for the First Quarter 2001 was $533,568. This represented a decrease of about 15.64% from $632,520 in General and Administrative Expenses incurred during the First Quarter 2000. These costs included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses. The decreased level of General and Administrative Expenses was primarily due to the Company not incurring Club opening expenses, expenses incurred in hiring and training a large number of Club personnel, initial marketing and promotion expenses, and other related expenses.

     As a result, during the First Quarter 2001 the Company incurred an operating loss of $10,799 compared to First Quarter 2000 when the Company incurred an Operating Loss of $282,668. The decline in the Company's Operating Loss of nearly 97% from First Quarter 2000 to First Quarter 2001 reflected the Company's efforts to establish and position the Club within the San Francisco marketplace and to implement management practices to enhance efficiencies and operating strategies.

     In addition, during First Quarter 2001, the Company recorded $65,339 in Interest Expense. In contrast, during the First Quarter 2000, the Company recorded Other Income and Expenses as follows: $552 in Interest Income, $73,680 in Interest Expense. The reduction in Interest Expense during the First Quarter 2001 resulted from the Company's efforts to payoff outstanding debt obligations as the Company's cash flow allows.

     As a result during the First Quarter 2001, Total Other Income and Expenses was ($65,339) (a negative number) compared to ($73,128) (a negative number) during the First quarter 2000. This represented a decrease of about
10.65% from First Quarter 2000 to First Quarter 2001.

     This resulted in a Deficit Before Income Taxes of $76,138 during the First Quarter 2001 compared to a Deficit Before Income Taxes of $355,796 for the First Quarter 2000.

     After adding a Provision for Income Taxes (i.e., California Franchise Taxes), the Company recorded a Net Loss of $76,338 during the First Quarter 2001 compared to $356,596 for the First Quarter 2000.

     On a per share basis, the Net Loss of $76,338 during the First Quarter 2001 which resulted in a Net Loss Per Common Share of about $0.01 compared to a Net Loss of $356,596 during the First Quarter 2000 which represents a Net Loss Per Common Share of ($0.04).

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter 2001, the Company recorded Net Cash Used in Operating Activities of $70,354 compared to the First Quarter 2000 when the Company recorded Net Cash Used in Operating Activities of ($289,247).

     The Company's cash flow during the First Quarter 2001 improved compared to First Quarter 2000 since, during the latter period, the Company purchased $69,252 equipment and made improvements in its leasehold at the Club during First Quarter 2000. These expenditures were reduced during the First Quarter 2001 when the Company purchased only $25,016 in equipment and leasehold improvements were lower. In the aggregate, these expenditures negatively impacted the Company's cash flow by ($28,016) during the First Quarter 2001 compared ($79,252) during First Quarter 2000.

                                    - 17 -
===============================================================================

     During the First Quarter 2001, the Company reduced the outstanding amount of convertible notes by $37,298 and the Company did not issue any additional shares of its Common Stock.

     In comparison, during the First Quarter 2000, the Company's financing activities resulted in a net increase in convertible notes of $150,000 and an increase in Common Stock of $243,318.

     Therefore, after including the effect of the Company's financing activities, the Company had a Net Increase in Cash of $5,040 during the First Quarter 2001.

     However, the Company's liquidity remains extremely low. As of March 31, 2001, the Company had $108,172 in Total Current Assets. On the same date the Company had $2,266,329 in Total Current Liabilities. By comparison, on March 31, 2001, the Company had $124,056 in Total Current Assets and $2,105,001 in Total Current Liabilities. In relative terms, the Company's liquidity as measured by the Company's Current Ratio (defined as Total Current Assets divided Total Current Liabilities) declined from March 31, 2000 to March 31, 2001 by almost 19%:

                                               Current Ratio
                                               -------------
                   March 31, 2001                  .047

                   March 31, 2000                  .058

as the Company's Total Current Liabilities increased from $2,105,001 as of March 31, 2000 to $2,266,329 as of March 31, 2001. And, by comparison, the Company's Total Current Assets declined from $124,056 on March 31, 2000 to $108,172 on March 31, 2001.

     Thus the Company had less than five cents in Total Current Assets as of March 31, 2001 ($108,172/$266,329)for each one dollar in Total Current Liabilities as of March 31, 2001 and less than six cents in Total Current Assets for each one dollar in Total Current Liabilities as of March 31, 2000 ($124,056/$2,105,001). The Company's liquidity was reduced in relative terms from First Quarter 2000 to First Quarter 2001.

     On May 8, 2001, the Company filed a petition in the U.S. Bankruptcy Court for the Northern District of California. The bankruptcy filing was sought to protect the Company from the actions of a holder of a lien on the building and real property leased by the Company for the operation of its Club. While the Company believes that it will be able to pay off the lien (approximating $100,000) and emerge from U.S. Bankruptcy Court with its operations intact, there can be no assurance that the Company will not incur significant and protracted costs and resulting financial difficulties as a result of the bankruptcy filing.

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

                                    - 18 -
===============================================================================

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

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred significant losses during the twelve months ending December 31, 2000 and $76,338 in losses during the three months ending March 31, 2001.
The Company anticipates that it may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. IMPACT OF BANKRUPTCY FILING & CONTINUING UNCERTAINTY. On May 8, 2001, the Company's management filed a petition in the U.S. Bankruptcy Court for the Northern District of California. The bankruptcy filing was sought to protect the Company from the actions of a holder of a lien on the building and real property leased by the Company for the operation of its Club. While the Company believes that it will be able to pay off the lien (approximating $100,000) and emerge from U.S. Bankruptcy Court with its operations intact, there can be no assurance that the Company will not incur significant and protracted costs and resulting financial difficulties as a result of the bankruptcy filing. The Company anticipates that it will incur significant legal fees and costs as a result of the action it has taken in seeking the protection of the bankruptcy laws. And while the Company believes that the bankruptcy filing will serve to protect its lease for the operation of its Club and allow an orderly resolution of certain claims from a holder of a lien interest, there can be no assurance that the Company will successfully resolve these or any other issues that may arise in U.S. Bankruptcy Court or that the Company will do so without substantial diminution of the interests of the Company's current stockholders.

3. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California.
The Club is subject to changing state and municipal codes and ordinances.
There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

                                    - 19 -
===============================================================================

4.  CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL &
NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of March 31, 2001, an aggregate of $2,266,329 in current liabilities that are due for payment prior to March 31, 2002 and of which $1,867,313 is in the form of convertible debt convertible into shares of the Company's Common Stock. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt provided that the U.S. Bankruptcy Court does not make contrary determinations, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event that the Company's operations are not successful. In that event the Company may need to obtain additional financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that the Company will obtain any additional capital from any investors.

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

5. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 1999 and 2000, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

6. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

7. MARKETING STRATEGY. While the Company believes that the operation of the Club will be successful, there is no guarantee that these business operations will be commercially accepted with sales revenues sufficient to permit the Company to achieve or maintain profitable operations.

8. LIMITED PUBLIC MARKET . There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a "reporting company" on January 23, 2000.

                                    - 20 -
===============================================================================

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

                                    - 21 -
===============================================================================

15. MANAGERIAL EXPERIENCE OF CORPORATE OFFICERS. The Company's officers, Ralph M. Amato and Michael L. Potter, Esq. have a little more than one year experience in acquiring, establishing, developing, or operating clubs that feature female exotic dance entertainment other than the recent and limited experience gained at the existing Club which opened on January 26, 2000.
The Company has, under an employment agreement, employed Gary Marlin as the General Manager of the Club who has 13 years of managerial experience in the management of adult entertainment clubs and the Company has hired two additional managers (a Restaurant Manager and an Entertainment Director) each of whom has over 12 years of experience. While the Company believes that these individuals possess the necessary skills and experience, the Company will likely need to secure the services of others who possess top management skill, experience, and industry knowledge. There can be no assurance that the Company can secure and retain any additional necessary top corporate officers and corporate staff on terms acceptable to the Company.

16. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,266,329 in amounts due as Total Current Liabilities (as of March 31, 2001). There can be no assurance that the Company will be successful in paying these debts.
With the Company's filing in U.S. Bankruptcy Court on May 8, 2001, the Company will not likely receive any commitment from any underwriter or other source of capital that any additional capital will be provided to the Company.
The Company may need to rely upon its operating cash flow for debt repayment. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

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

                                    - 22 -
===============================================================================

21.  RULE 144 STOCK SALES.  As of December 31, 2000, the Company had
2,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

                                    - 23 -
===============================================================================

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

23.  MATTER OF "Y2K" AND THE COMPANY'S COMPUTER AND INFORMATION SYSTEMS.
The Company has acquired point-of-sale computer hardware and software together with certain management information systems for use in its existing Club. While the Company has had its computer hardware and software evaluated to ensure that it will operate effectively in the year 2000 or beyond and otherwise not result in "Y2K" operating problems (problems arising out of the inability of any computer systems to accurately calendar all dates following December 31, 1999 as occurring in the year 2000 and thereafter rather than inaccurately calendar all such dates as 1900, etc.) there can be no assurance that the Company's point-of-sale computer hardware and software together with certain management information systems will function effectively in the year 2000 or beyond.



                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.

     On May 8, 2001, the Company filed a petition in U.S. Bankruptcy Court for the Northern District of California in San Francisco, California. The Company took the action to preserve its rights to operate its upscale gentlemen's club from the actions taken by a lienholder who is seeking immediate payment of $100,000.

     As of this date, no plan of reorganization has been submitted, considered, or approved by the Court and the Company is currently acting as "debtor in possession" and no receiver or other fiscal agent has been appointed by the Court.

                                    - 24 -
===============================================================================

     The Company anticipates that the Company will not likely emerge from bankruptcy for some period of time. The Company is not able to predict if or identify the date at which any such plan of reorganization will be approved.


ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

     (c)  Issuances of Equity Securities

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is in default on a $100,000 claim for payment on a lien on the real property at which its Club is located. Subject to the determinations made in U.S. Bankruptcy Court, the Company is seeking to pay this lien in full.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     Not applicable.


                                    - 25 -
===============================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

     The following exhibits were filed by the Company in connection with its Form 10-SB and are hereby incorporated by reference.

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

23.1    Consent of Pannell Kerr Forster
23.2    Resignation of Pannell Kerr Forster
23.3    Consent of Pannnell Kerr Forster
23.4    Acknowledgment of Armando C. Ibarra


     (B)  Form 8-K

     The Company did not file any reports on Form 8-K during the three months ending March 31, 2001.


                                    - 26 -
===============================================================================

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Registrant:
                                       BoysToys.com, Inc.


                                       /s/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato
                                       President, Chief Executive Officer
                                       Chairman, and Chief Financial Officer



Date: April 14, 2001

                                     - 27 -
===============================================================================