Form 10QSB
period 2001-06-30
BOYSTOYS COM INC
filed 2001-08-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 8,172,139 shares.

===============================================================================

                              BoysToys.com, Inc.

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Letter of Independent Accountants . . . . . . . . . . . . . . . F- 1
         Consolidated Balance Sheets
              June 30, 2001 (unaudited) and June 30, 2000 . . . . . . .  F- 2
         Consolidated Statements of Operations (unaudited)
              Three Months Ended June 30, 2001 (unaudited)
              and Three Months Ended June 30, 2000 (unaudited)
              and Six Months Ended June 30, 2001 (unaudited)
              and Six Months Ended June 30, 2000  . . . . . . . . . . .  F- 3
         Consolidated Statements of Cash Flows (unaudited)
              Six Months Ended June 30, 2001 and June 30, 2000  . . . .  F- 4
         Notes to Consolidated Financial Statements (unaudited) . . . .  F- 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . .    16

Item 2A. Factors That May Affect Future Results . . . . . . . . . . . .    35


PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    40

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .    40

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .    40

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .    40

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .    40

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .    40

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41

                                    -  2 -
===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

                              ARMANDO C. IBARRA
                         CERTIFIED PUBLIC ACCOUNTANTS
                         (A Professional Corporation)

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts



The Board of Directors
BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of June 30, 2001 and June 30, 2000 and the related consolidated statements of operations, changes in shareholders' (deficit) equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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


/S/ ARMANDO C. IBARRA, CPA
--------------------------
ARMANDO C. IBARRA, CPA


Chula Vista, California
July 26, 2001


                      350 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348                                         Fax: (619) 422-1465

                                     F- 1
===============================================================================

                              BOYSTOYS.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2001 and June 30, 2000

                                                  2001          2000
                                               ----------    ----------
                   ASSETS
Current Assets:
     Cash                                      $   58,525    $   22,154
     Inventory                                     48,669        49,434
     Prepaid Expenses                              36,541        32,194
     Employee Advances                              2,365           329
                                               ----------    ----------
Total Current Assets                              146,100       104,111

Property and Equipment, Net                     2,608,097     2,998,379

Other Assets:
     Note Receivable - Officer                     30,043        89,689
     Investment in Fine Art                        22,000        15,000
     Deposits                                      48,930        56,726
                                               ----------    ----------
Total Other Assets                                100,973       161,415
                                               ----------    ----------

TOTAL ASSETS                                   $2,855,170    $3,263,905
                                               ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                          $  124,543    $   95,933
     Equipment Payable                             22,636        33,325
     Accrued Interest                             244,751       134,618
     Convertible Debt                           1,847,313     1,967,254
                                               ----------    ----------
Total Current Liabilities                       2,239,243     2,231,130
                                               ----------    ----------

TOTAL LIABILITIES                               2,239,243     2,231,130

Shareholders' (deficit) equity :

Preferred Stock, $.01 par value ( 10,000,000
     authorized; none issued and outstanding.)       -             -
Common  Stock, $.01 par value ( 20,000,000
     shares authorized; issued and outstanding:
     8,172,139 and 7,298,639 as of
     June 30, 2001 and 2000, respectively)         81,721        72,986

Additional Paid-in Capital                      9,535,158     9,436,068
Common stock subscribed                           (62,500)      (62,500)
Deficit accumulated during the development
     stage (to 12/31/99)                       (7,856,576)   (7,856,576)
Deficit                                        (1,081,876)     (557,203)
                                               ----------    ----------
Total Shareholders' Equity                        615,927     1,032,775

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,855,170    $3,263,905
                                               ==========    ==========

        See Accountants' Report and Notes to the Financial Statements.

                                     F- 2
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2001 and 2000

                                           For the Six Months        For the Three Months
                                             Ended June 30,             Ended June 30,
                                         -----------------------   -----------------------
                                            2001         2000         2001         2000
                                         ----------   ----------   ----------   ----------
Revenues:
  Sales                                  $1,256,536   $1,071,163   $  638,670   $  571,187
  Cost of Sales                             189,559      266,065       94,462      115,941
                                         ----------   ----------   ----------   ----------
  Gross Profit                            1,066,977      805,098      544,208      455,246

  General and Administrative Expenses    (1,104,943)  (1,228,875)    (571,375)    (596,355)
                                         ----------   ----------   ----------   ----------
Total General & Administrative Expenses  (1,104,943)  (1,228,875)    (571,375)    (596,355)
                                         ----------   ----------   ----------   ----------
Operating loss                              (37,966)    (423,777)     (27,167)    (141,109)

Other Income (Expenses):
  Interest Income                              -           1,417         -             865
  Interest Expense                          (82,496)    (134,043)     (17,157)     (60,363)
                                         ----------   ----------   ----------   ----------
Total Other Income (Expenses)               (82,496)    (132,626)     (17,157)     (59,498)

Deficit Before Income Taxes                (120,462)    (556,403)     (44,324)    (200,607)

Provision for Income Taxes                     (400)        (800)        -            (200)
                                         ----------   ----------   ----------   ----------
Net loss                                 $ (120,862)  $ (557,203)  $  (44,324)  $ (200,807)
                                         ==========   ==========   ==========   ==========

Net loss per share                       $   (0.01)   $   (0.08)   $   (0.01)   $   (0.03)
                                         ==========   ==========   ==========   ==========

Weighted average shares used
  for net loss per share                  8,172,139    6,825,281    8,172,139    6,825,281
                                         ==========   ==========   ==========   ==========

Net loss per diluted share               $   (0.00)   $   (0.04)   $   (0.00)   $   (0.01)
                                         ==========   ==========   ==========   ==========

Weighted average shares used
  for net loss per diluted share         12,036,892    9,940,377   12,036,892    9,940,377
                                         ==========   ==========   ==========   ==========

        See Accountants' Report and Notes to the Financial Statements.

                                     F- 3
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2001 and 2000

                                           For the Six Months        For the Three Months
                                             Ended June 30,             Ended June 30,
                                         -----------------------   -----------------------
                                            2001         2000         2001         2000
                                         ----------   ----------   ----------   ----------
Cash Flows from Operating Activities:
  Net  Loss                              $ (120,862)  $ (557,203)  $  (44,124)  $ (200,607)
  Non-cash operating activities included
    in deficit accumulated :
      Amortization and depreciation         206,851      166,074      110,538       84,680
      (Increase) decrease in assets :
        Inventory                            (3,820)     (49,434)      (5,805)       7,907
        Prepaid expenses                    (24,459)     (29,194)       7,219        9,500
        Employee advances                    (1,736)        (329)      (1,785)        (129)
        Note receivable-officer                -         (52,097)        -          (5,862)
      Increase (decrease) in liabilities :                               -
        Accounts payable                     57,032       25,007       (5,030)      25,907
        Equipment contract payable          (10,689)      33,325       (2,455)        -
        Accrued interest                     26,594      (29,911)        -          58,063
                                         ----------   ----------   ----------   ----------
Net cash used in operating activities       128,911     (493,762)      58,558      (20,541)
                                         ==========   ==========   ==========   ==========

Cash Flows from Investing Activities
  Purchase of equipment and improvements    (25,015)     (88,537)        -         (19,285)
  Investment in fine art                     (4,000)     (15,000)      (1,000)      (5,000)
                                         ----------   ----------   ----------   ----------
Net cash used in investing activities       (29,015)    (103,537)      (1,000)     (24,285)
                                         ==========   ==========   ==========   ==========

Cash Flows from Financing Activities :
  Increase (decrease) in convertible notes  (57,298)    (316,360)     (20,000)      42,159
     Stock issuances                           -         935,811         -            -
                                         ----------   ----------   ----------   ----------
Net cash provided by financing activities   (57,298)     619,451      (20,000)      42,159
                                         ==========   ==========   ==========   ==========

Net increase in cash                         42,598       22,152       37,558       (2,667)

Cash at Beginning of Period                  15,927            2       20,967       24,821
                                         ----------   ----------   ----------   ----------

Cash at End of Period                    $   58,525   $   22,154   $   58,525   $   22,154
                                         ==========   ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION :

Cash Paid During the Year for :
   Interest (Net of amount capitalized)  $     -      $    4,425   $     -      $    2,300
                                         ==========   ==========   ==========   ==========

   Income Taxes                          $     -      $     -      $     -      $     -
                                         ==========   ==========   ==========   ==========

        See Accountants' Report and Notes to the Financial Statements.

                                     F- 4
===============================================================================
                                    BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity during the years 1998 and 1999 consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. On January 26, 2000 operations commenced at the Company's first location in San Francisco.

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco (See Note 13).


                                     F- 5
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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


                                     F- 6
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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


                                     F- 7
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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


NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $30,043 is due from an officer of the Company as of June 30, 2001. This note bears interest at 5.85% and is due upon demand.


                                     F- 8
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2001 and 2000 consists of the following:
                                                    2001           2000
                                                ------------   ------------
     Equipment and fixtures                     $    330,322   $    321,230
     Leasehold improvements:
          Capitalized construction costs           2,952,642      2,931,717
          Capitalized interest                       284,496        284,496
     Less: accumulated depreciation                 (959,363)      (539,064)
                                                ------------   ------------
                                                   2,608,097      2,998,379
                                                ============   ============

     Depreciation expense for the period was $206,851.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                               June 30, 2001
                                               -------------
     Accounts payable                            $  81,103
     Accrued expenses                               43,440
                                                 ---------
                                                   124,453
                                                 =========

                                     F- 9
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



NOTE 7 - NOTES PAYABLE

Notes payable as of June 30, 2001 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to February 1999,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                         391,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                                  1,114,671

Unsecured short-term note issued on January
23, 2000 with an interest rate at 10% per annum.
Interest was prepaid with 50,000 shares.  Principal
is payable on or before January 31, 2001.                             40,702

Unsecured convertible promissory of $490,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at
12% per annum.                                                       300,000
                                                                 -----------

                                                                 $ 1,847,313
                                                                 ===========

Accrued interest related to notes payable totaled $140,067 for the six months ended June 30, 2001.


                                     F- 10
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



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

A summary of the activity of the stock options for the three months ended
March 31, 2001 is as follows:
                                                       Weighted Average
                                                   Share      Exercise Price
                                                -----------   --------------
     Outstanding at beginning of period           1,970,000        0.75
     Granted                                          -0-          0.25
     Forfeited                                        -0-
     Exercised                                        -0-          0.25
                                                  ---------        ----
     Exercisable at end of period                 1,970,000        0.35
                                                  =========        ====

     Weighted-average remaining contractual life                 10 years
                                                                 ========

                                     F- 11
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



NOTE 9 - INCOME TAXES

Provision for income taxes for the quarter ended June 30, 2001 are summarized as follows:
     Current income taxes             $  (400)
     Deferred income taxes               -
                                      -------
     Provision for income taxes       $  (400)
                                      =======

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


                                     F- 12
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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
                         ---------
                         $ 879,900
                         =========

Rent expense for the six months ended June 30, 2001 was $105,660.


NOTE 11- GOING CONCERN

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


NOTE 13 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord. The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. To date the Company has incurred $15,000 in professional fees related to the bankruptcy activity.


                                     F- 12
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2000, a copy of which may be obtained by writing to BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property. Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not made a determination in response to the petition. There can be no assurance that the Court will make any determinations favorable to the Company.

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


                                    - 16 -
===============================================================================

INTERNET-RELATED MATTERS

     While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of the internet. Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business. And while the Company has an internet Web Site for the Company's public and investor relations (namely, Boystoys.com) (the "Corporate Web Site") and previously it had six other Web Sites that opened in October 1999 and which remained in development only, the Company has since terminated these developmental Web Sites (the "Developmental Web Sites")

     The Company believes that its Corporate Web Sites are useful in giving the Company an internet presence or identity for its customers, vendors, and stockholders Given the location of the Company's Club in San Francisco, California as a venue for business travelers and the possible use of the internet by visitors to San Francisco (and by San Francisco-area residents), the Company believes that its Corporate Web Sites is important to disseminate information regarding the Company, the Club, and the Club menu and interior decor.

     Further, and subject to the Company's successful operation of its existing Club and subject to the outcome of the Company's filing in federal Bankruptcy Court for the Northern District of California, the Company anticipates that it will explore, within the next 18 months, the acquisition of one or more established adult-related gentlemens clubs and/or entertainment internet business opportunities that would compliment the Company's existing Club.
In the event that the Company undertakes any one or more acquisitions, an acquisition must meet the following criteria:

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


                                    - 17 -
===============================================================================

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


                                    - 18 -
===============================================================================

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


                                    - 19 -
===============================================================================

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


                                    - 20 -
===============================================================================

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


                                    - 21 -
===============================================================================

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


                                    - 22 -
===============================================================================

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


                                    - 23 -
===============================================================================

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


                                    - 24 -
===============================================================================

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

ADDITIONAL BOYS TOYS CABARET CLUBS.

     In addition to the existing Club and if the Company can obtain additional financing on favorable terms and subject to the outcome of the Company's filing in federal Bankruptcy Court for the Northern District of California, the Company may establish other Boys Toys Clubs. The exact number, location, and other aspects of this plan has not been determined at this time.

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


                                    - 25 -
===============================================================================

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


                                    - 26 -
===============================================================================

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


                                    - 27 -
===============================================================================

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


                                    - 28 -
===============================================================================

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


                                    - 29 -
===============================================================================

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

REGULATORY ASPECTS

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.
Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not made a determination in response to the petition. There can be no assurance that the Court will make any determinations favorable to the Company.

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


                                    - 30 -
===============================================================================

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

     To the extent that these organizations and groups are able to organize and obtain recognition by certain governmental bodies that license or allow the Company to operate its business, the Company would likely suffer additional costs, expenses, and losses whose magnitude can not be foreseen.

     The Company also maintains a Corporate Web Site. The Company has undertaken revisions to its Web Site that were undertaken were as follows: (1) a revision to link the Company's a Corporate Web Site to the U.S. Securities and Exchange Commission's EDGAR site wherein the Company's filings with the Commission can be found; (2) the Company's Corporate Web Site has been enhanced to ensure that a visitor will experience greater ease in navigating each Web Site; and (3) the content of the Corporate Web Site has been carefully updated to ensure that the information given is accurate and complete.


                                    - 31 -
===============================================================================

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     During the three months ending June 30, 2001 ("Second Quarter 2001"), the Company recorded $638,670 in Sales Revenues. Sales Revenues almost entirely represent sales revenues generated from the Company's Club. This compares to $571,187 in revenues during the three months ending June 30, 2000 ("Second Quarter 2000"). The Company's Club increased Sales Revenues by over 11.81% from Second Quarter 2000 to Second Quarter 2001 primarily due to the Company's increased promotional efforts.

     All of the Company's revenues were derived solely from the Company's Club. After deducting $94,462 in Cost of Sales, the Company recorded $544,208 in Gross Profit during the Second Quarter 2001. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. This represented an increase in Gross Profit of over 19.54% from Gross Profit of $455,246 recorded during the Second Quarter 2000. The Company believes that the increased Gross Profit was primarily derived from increased efficiencies in scheduling, purchasing, and capacity utilization at the Club.

     The $544,208 in Second Quarter 2001 represents an 85.21% Gross Profit Margin (before deduction of other operating and non-operating expenses) during that period. This compares to a 79.70% Gross Profit Margin achieved during Second Quarter 2000.

     However, during the Second Quarter 2001 the Company also recorded $571,375 in General and Administrative Expenses related both to the operation of the Company and to the operation of the Club. These expenses are primarily wages, salaries, depreciation and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a 4.18% decrease from the amount the Company incurred as General and Administrative Expenses during the Second Quarter 2000 when the Company incurred $$596,355 during that period.

     As a result, during the Second Quarter 2001, the Company recorded an Operating Loss of $27,167 during that period. This compares to an Operating Loss of $141,109 during the Second Quarter 2000.


                                    - 32 -
===============================================================================

     However, during the Second Quarter 2001, the Company also recorded Interest Expense of $17,157. The Interest Expense represents amounts incurred on notes payable during the Second Quarter 2001. The $17,157 compares to $60,363 in Interest Expense recorded in Second Quarter 2000.

     Overall, the Company recorded $17,157 in Total Other Expenses in the Second Quarter 2001 compared to $59,498 in Total Other Expenses during the Second Quarter 2000.

     When these amounts are added to the Operating Losses the Company incurred during the period, the Company recorded a Net Loss of $44,324 during the Second Quarter 2001 compared to a Net Loss of $200,807 during the Second Quarter 2000. Thus, in the aggregate and during Second Quarter 2001, the Company's Cost of Sales, General and Administrative Expenses, and the Total Other Expenses (net of other income) totaled $682,994 during the Second Quarter 2001 compared to the Company's Sales revenues of $638,670 during that period. Thus, the sum of all such expenses was more than 107% of the Company's Sales revenues during the Second Quarter 2001.

     And while the Company incurred a Net Loss during the Second Quarter 2001 of $44,324, this was less than the Net Loss of $200,807 incurred during the Second Quarter 2000.

     Therefore, the Company recorded a Net Loss Per Share of $0.01 during the Second Quarter 2001 compared to a Net Loss Per Share of $0.03 during the Second Quarter 2000.


SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     During the six months ending June 30, 2001 (the "First Six Months of 2001"), the Company recorded Sales revenues of $1,256,536 compared to $1,071,163 in Sales revenues during the six months ending June 30, 2000 (the "First Six Months of 2000"). All of the Company's revenues during this period were derived from its Club.

     Cost of Sales for the First Six Months of 2001 were $189,559 or approximately 15.09% of the Company's Sales revenues during this period.
Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. In comparison, during the First Six Months of 2000, the Company recorded $266,065 in Cost of Sales which represented 24.84% of Sales revenues of $1,071,163 during that period.

     The Company's Gross Profit during the First Six Months of 2001 was $1,066,977 which represented a 32.52% increase in Gross Profits from the $805,098 in Gross Profits recorded during the First Six Months of 2000.
In addition, the Company's Gross Profit Margin (defined as Gross Profit divided by Sales) increased as well. During the First Six Months of 2001, the Company's Gross Profit Margin was 84.91% and during the First Six Months of 2000 the Company's Gross Profit Margin was 75.16%. The Company's believes that it achieved a higher Gross Profit Margin through enhanced menu and beverage planning and greater efficiencies in inventories and related operations.

     General and Administrative Expenses during the First Six Months of 2001, primarily made up of wages, salaries, depreciation, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,104,943 (approximately $6,139 per day during the 180 days of the First Six Months of 2001 versus $6,789 per day during the 181 days of the First Six Months of 2000). Thus, General and Administrative Expenses equaled approximately 88% of the Company's Sales revenues of $1,256,536 during the First Six Months of 2001. This compares to the First Six Months of 2000 when the Company recorded Sales revenues of $1,071,163 and General and Administrative Expenses of $1,228,875. The Company achieved a reduction of $123,932 in General and Administrative Expenses during the First Six Months of 2001 (compared to the First Six Months of 2000) through better management of operations, greater efficiencies in labor scheduling, enhanced operations management, and similar efforts implemented by the Company's management.


                                    - 33 -
===============================================================================

     While the Company believes that its Cost of Sales and General and Administrative Expenses during the First Six Months of 2001 were high in relation to the Company's Sales revenues during this period, the Company believes that it may be able to better manage and control some of the components of these expenses in the future as the Company's management becomes better able to manage and control labor, food, liquor, and other operating expenses.

     However, there can be no assurance that the Company will achieve better operating results in the future since the Company will continue to face intense competition from others clubs and restaurants. In addition, since the Company filed for protection under federal bankruptcy laws on May 8, 2001, the Company will continue to face uncertainties that are beyond its control. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

     As a result, the Company recorded a Net Loss of $$120,862 during the First Six Months of 2001 compared to a Net Loss of $557,203 during the First Six Months of 2000. And, the Company recorded a Net Loss Per Share of $0.01 during the First Six Months of 2001 compared to a Net Loss Per Share of $0.08 during the First Six Months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     On June 30, 2001, the Company had Total Current Assets of $146,100 compared to $2,239,243 in Total Current Liabilities as of that date. By contrast, on June 30, 2000, the Company had $104,111 in Total Current Assets. And $2,231,130 in Total Current Liabilities as of that date.

     Thus, in relative terms, the Company had about six and one-half cents in Total Current Assets for each one dollar in Total Current Liabilities as of June 30, 2001 (versus less than five cents ion Total Current Assets per dollar of Total Current Liabilities as of June 30, 2000). As a result, in relative terms, the Company has had a small increase in its liquidity from June 30, 2000 to June 30, 2001.

     And, while $1,847,313 of the Company's $2,239,243 in Total Current Liabilities on June 30, 2001 represented notes payable that were convertible into the Company's common stock, the Company's aggregate Total Current Liabilities of $2,239,243 on June 30, 2001 increased by $8,113 from that shown as of June 30, 2000.

     The Company has been dependent upon its ability to obtain capital by issuing convertible promissory notes on a private placement basis. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.
Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not made a determination in response to the petition. There can be no assurance that the Court will make any determinations favorable to the Company.


                                    - 34 -
===============================================================================

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

1. EFFECT OF BANKRUPTCY FILING. On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on
the real property.   Subsequently, on August 10, 2001, the Company paid the
landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not made a determination in response to the petition. There can be no assurance that the Court will make any determinations favorable to the Company and there can be no assurance that the Court will not make one or more determinations that may result in the total loss of any value that may be ascribed to the Company's Common Stock. The rights that a holder of the Company's Common Stock has with respect to the Company and its assets is subordinate to the claims of the Company creditors and the preferences and priorities determined by the Court under federal bankruptcy laws.

2. CONTINUED OPERATING LOSSES. The Company incurred a Net Loss of $120,862 during the First Six Months of 2001 (compared to a Net Loss of $577,203 during the First Six Months of 2000 and a Net Loss of $4,530,243 during the twelve months ending December 31, 1999). The Company may well incur significant additional losses in the future as well.

3. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. While the Company believes that the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company may need to obtain additional financing or renegotiate its existing debt financing in the event
that the Company's operations are not successful.   In that event the Company
may need to obtain additional financing. The Company has had only limited discussions with potential investors and it does not anticipate receiving any assurances that the Company will obtain any additional capital from any
investors.   Further, the Company has not sought to receive and has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. In the event that that the Company needs additional financing there can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances. (See "Financial Statements.")


                                    - 35 -
===============================================================================

4. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 1998, 1999, and 2000 relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

9. CONTROL BY OFFICERS AND DIRECTORS. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 2000 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option").
The Potter Option expires on February 13, 2004.

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


                                    - 36 -
===============================================================================

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

14. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to current and futuire creditors. There can be no assurance that the Company will be successful in paying these debts. The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

15. NO PLANNED DIVIDENDS. The Company does not anticipate that it will pay any dividends on the Company's Common Stock. Any profits that the Company may generate, if any, will be reinvested into the Company.

16. GOVERNMENT REGULATION & EXOTIC ENTERTAINMENT INDUstry. The Company seeks to operate establishments that offer "female exotic entertainment." This business routinely suffers severe and unfavorable regulatory burdens, adverse zoning ordinances, and other oppressive government regulations which may result in the Company incurring substantial losses and significant delays in connection with the development of any establishment.

17. LACK OF DIVERSIFICATION. The Company's proposed business involving the operation of establishments offering "female exotic entertainment" will not provide any diversification. If the Company is successful, all of the Company's business and assets will be concentrated in the same industry.


                                    - 37 -
===============================================================================

18. POTENTIAL DILUTION. Funding of the Company's business plan is likely to result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

19. RULE 144 STOCK SALES. As of December 31, 2000, the Company had 1,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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


                                    - 38 -
===============================================================================

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


                                    - 39 -
===============================================================================

PART II - OTHER INFORMATION (Unaudited)

Item 1.  Legal Proceedings

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court.

     The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of
an outstanding lien on the real property.   Subsequently, on August 10, 2001,
the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not made a determination in response to the petition. There can be no assurance that the Court will make any determinations favorable to the Company.


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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.


                                    - 40 -
===============================================================================

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


                                       Registrant:
                                       BoysToys.com, Inc.


                                       /s/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato
                                       President, Chief Executive Officer
                                       Chairman, and Chief Financial Officer



Date:  August 12, 2001


                                    - 41 -
===============================================================================