Form 10QSB
period 2001-09-30
BOYSTOYS COM INC
filed 2001-11-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001

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

                                (415) 391-2800
                                --------------
               (Issuer's telephone number, including area code)


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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 8,172,139 shares.

===============================================================================

                              BoysToys.com, Inc.

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Report of Independent Auditors . . . . . . . . . . . . . . . .  F - 1
         Consolidated Balance Sheets
            September 30, 2001 (unaudited) and September 30, 2000 . . .  F - 2
         Consolidated Statements of Operations (unaudited)
            Three Months Ended September 30, 2001 (unaudited)
            and Three Months Ended September 30, 2000 (unaudited)
            and Nine Months Ended September 30, 2001 (unaudited)
            and Nine Months Ended September 30, 2000  . . . . . . . . .  F - 3
         Consolidated Statements of Cash Flows (unaudited)
            Nine Months Ended September 30, 2001 and September 30, 2000  F - 4
         Notes to Consolidated Financial Statements (unaudited) . . . .  F - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . .     16
Item 2A. Factors That May Affect Future Results . . . . . . . . . . . .     41


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .     48

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . .     48

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . .     48

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . .     48

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .     48

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     49

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50

                                    -  2 -
===============================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              ARMANDO C. IBARRA
                         CERTIFIED PUBLIC ACCOUNTANTS
                         (A Professional Corporation)

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts



The Board of Directors
BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' (deficit) equity, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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


Chula Vista, California
November 2, 2001


                      350 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348                                         Fax: (619) 422-1465

                                    F - 1
===============================================================================

                              BOYSTOYS.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                      As of September 30, 2001 and 2000

                                                  2001          2000
                                               ----------    ----------
                   ASSETS
Current Assets:
     Cash                                      $   48,190    $    1,965
     Inventory                                     43,110        40,346
     Prepaid Expenses                              39,564        12,082
     Employee Advances                              1,065            29
                                               ----------    ----------
Total Current Assets                              131,929        54,422

Property and Equipment, Net                     2,525,086     2,769,026

Other Assets:
     Note Receivable - Officer                     30,043        93,569
     Investment in Fine Art                        22,000        16,000
     Deposits                                      48,930        56,726
                                               ----------    ----------
Total Other Assets                                100,973       166,295
                                               ----------    ----------

TOTAL ASSETS                                   $2,757,988    $2,989,743
                                               ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Int.         $  147,905    $   88,671
     Equipment Payable                             20,181        33,325
     Accrued Interest                             266,797       200,440
     Convertible Debt                           1,765,313     1,917,132
                                               ----------    ----------
Total Current Liabilities                       2,200,196     2,239,568
                                               ----------    ----------

TOTAL LIABILITIES                               2,200,196     2,239,568


Shareholders' (deficit) equity :
     Preferred Stock, $.01 par value
          (10,000,000 authorized;
          none issued and outstanding.)              -             -
     Common Stock, $.01 par value
          (20,000,000 shares authorized;
          issued and outstanding:  8,172,139
          as of September 30, 2001 and 2000.)      81,721        81,721
     Additional Paid-in Capital                 9,535,158     9,535,158
     Common stock subscribed                      (62,500)      (62,500)
     Deficit accumulated during the
          development stage (to 12/31/99)      (7,856,576)   (7,856,576)
     Deficit                                   (1,140,011)     (947,628)
                                               ----------    ----------
Total Shareholders' Equity                        557,792       750,175
                                               ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,757,988    $2,989,743
                                               ==========    ==========

                      See Notes to Financial Statements.

                                    F - 2
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Nine and Three Months Ended September 30, 2001 and 2000

                                             For the Nine Months         For the Three Months
                                               Ended Sept 30,              Ended Sept 30,
                                             2001          2000          2001          2000
                                          -----------   -----------   -----------   -----------
Revenues:
     Sales                                $ 1,873,905   $ 1,636,556   $   617,369   $   565,393
     Cost of Sales                            286,040       368,276        96,481       102,211
                                          -----------   -----------   -----------   -----------
     Gross Profit                           1,587,865     1,268,280       520,888       463,182
     General and Administrative Expenses   (1,654,775)   (1,974,720)     (549,832)     (745,845)
                                          -----------   -----------   -----------   -----------
Total General & Administrative Expenses    (1,654,775)   (1,974,720)     (549,832)     (745,845)
                                          -----------   -----------   -----------   -----------
Operating loss                                (66,910)     (706,440)      (28,944)     (282,663)

Other Income (Expenses):
     Interest Income                             -            1,436          -               19
     Interest Expense                        (110,632)     (241,824)      (28,136)     (107,781)
                                          -----------   -----------   -----------   -----------
Total Other Income (Expenses)                (110,632)     (240,388)      (28,136)     (107,762)

Deficit Before Income Taxes                  (177,542)     (946,828)      (57,080)     (390,425)

Provision for Income Taxes                     (1,455)         (800)       (1,055)         -
                                          -----------   -----------   -----------   -----------
Net loss                                  $  (178,997)  $  (947,628)  $   (58,135)  $  (390,425)
                                          ===========   ===========   ===========   ===========

Net loss per share                        $    (0.02)   $    (0.13)   $    (0.01)   $    (0.05)
                                          ===========   ===========   ===========   ===========

Weighted average shares used
     for net loss per share                 8,172,139     7,298,639     8,172,139     7,298,639
                                          ===========   ===========   ===========   ===========

Net loss per diluted share                $    (0.01)   $    (0.08)   $    (0.00)   $    (0.02)
                                          ===========   ===========   ===========   ===========

Weighted average shares used
     for net loss per diluted share        12,036,892    10,509,622    12,036,892    10,509,622

                      See Notes to Financial Statements.

                                    F - 3
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine and Three Months Ended September 30, 2001 and 2000

                                             For the Nine Months         For the Three Months
                                               Ended Sept 30,              Ended Sept 30,
                                             2001          2000          2001          2000
                                          -----------   -----------   -----------   -----------

Cash Flows from Operating Activities:
     Net Loss                             $  (178,997)  $  (947,628)  $   (58,135)  $  (390,425)
     Non-cash operating activities
       included in deficit accumulated:
         Amortization and depreciation        292,988       401,446        86,137       235,372
     (Increase) decrease in assets:
         Inventory                              1,739       (40,346)        5,559         9,088
         Prepaid expenses                     (27,482)       (9,082)       (3,023)       20,112
         Employee advances                       (436)          (29)        1,300           300
         Note receivable-officer                 -          (55,977)         -           (3,880)
     Increase (decrease) in liabilities:
         Accounts payable                      80,394        17,745        23,362        (7,262)
         Equipment contract payable           (13,144)       33,325        (2,455)         -
         Accrued interest                      48,640        35,911        22,046        65,822
                                          -----------   -----------   -----------   -----------
Net cash used in operating activities         203,702      (564,635)       74,791       (70,873)
                                          ===========   ===========   ===========   ===========

Cash Flows from Investing Activities
     Purchase of equipment
       and improvements                       (28,141)      (94,556)       (3,126)       (6,019)
     Investment in fine art                    (4,000)      (16,000)         -           (1,000)
                                          -----------   -----------   -----------   -----------
Net cash used in investing activities         (32,141)     (110,556)       (3,126)       (7,019)
                                          ===========   ===========   ===========   ===========

Cash Flows from Financing Activities:
     Increase (decrease) in
       convertible notes                     (139,298)     (366,482)      (82,000)      (50,122)
     Stock issuances                             -        1,043,636          -          107,825
                                          -----------   -----------   -----------   -----------
Net cash provided by financing activities    (139,298)      677,154       (82,000)       57,703
                                          ===========   ===========   ===========   ===========

Net increase in cash                           32,263         1,963       (10,335)      (20,189)

Cash at Beginning of Period                    15,927             2        58,525        22,154
                                          -----------   -----------   -----------   -----------
Cash at End of Period                     $    48,190   $     1,965   $    48,190   $     1,965
                                          ===========   ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash Paid During the Year for:
     Interest (Net of amount capitalized) $     9,656   $    23,384   $     3,955   $    18,959
                                          ===========   ===========   ===========   ===========

     Income Taxes                         $       855   $      -      $       855   $      -
                                          ===========   ===========   ===========   ===========

                      See Notes to Financial Statements.

                                    F - 4
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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


                                    F - 5
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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


                                    F - 6
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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


                                    F - 7
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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


                                    F - 8
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $30,043 is due from an officer of the Company as of September 30, 2001. This note bears interest at 5.85% and is due upon demand.


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


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2001 and 2000 consists of the following:
                                                    2001           2000
                                                ------------   ------------
     Equipment and fixtures                     $    333,448   $    324,233
     Leasehold improvements:
          Capitalized construction costs           2,952,642      2,931,717
          Capitalized interest                       284,496        284,496
     Accumulated depreciation                     (1,045,500)      (771,420)
                                                ------------   ------------
     Capitalized interest                          2,525,086      2,769,026
                                                ============   ============

     Depreciation expense for the period was $292,988.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                            September 30, 2001
                                               -------------
     Accounts payable                            $  92,627
     Accrued expenses                               55,278
                                                 ---------
                                                 $ 147,905
                                                 =========

                                    F - 9
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 7 - NOTES PAYABLE

Notes payable as of September 30, 2001 consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to February 1999,
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and
note holders have the option to convert their
debt into Company common stock.  These notes
were not paid at their maturity dated and are due
upon demand.                                                       409,940

Unsecured convertible promissory note which is
not to exceed $1,500,000.  Interest accrues at 12%
per year, payable quarterly.  Principal, and any
accrued interest, is payable on or before
January 23, 2001.                                                1,114,671

Unsecured short-term note issued on January 23, 2000
with an interest rate at 10% per annum.
Interest was prepaid with 50,000 shares.
Principal is payable on or before January 31, 2001.                 40,702

Unsecured convertible promissory of $490,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.                                                         200,000

                                                               -----------

                                                               $ 1,765,313
                                                               ===========

Accrued interest related to notes payable totaled $ 266,197 for the nine months ended September 30, 2001.


                                    F - 10
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 8 - SHAREHOLDERS' EQUITY

STOCK OPTION PLANS

The Company has approved two stock option plans that become effective January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

A summary of the activity of the stock options for the nine months ended
September 30, 2001 is as follows:
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
                                                  =========        ====

     Weighted-average remaining contractual life                 10 years
                                                                 ========

NOTE 9 - INCOME TAXES

Provision for income taxes for the quarter ended September 30, 2001 are summarized as follows:
     Current income taxes             $  (600)
     Deferred income taxes               -
                                      -------
     Provision for income taxes       $  (600)
                                      =======

                                    F - 11
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 9 - INCOME TAXES (continued)

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes.  The tax effects of items comprising the Company's net deferred tax assets are as follows:
                                                    December 31,
                                               1999             2000
                                           ------------     ------------
     Deferred tax assets:
     Net operating loss carryforwards      $  1,771,186     $  2,731,400
     Other                                        -0-              -0-
                                           ------------     ------------
     Gross deferred tax assets                1,771,186        2,731,400
     Valuation allowance                     (1,771,186)      (2,731,400)
                                           ------------     ------------
          Net deferred tax assets          $      -0-       $      -0-
                                           ============     ============

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
                         ---------
                         $ 879,900
                         =========

Rent expense for the nine months ended September 30, 2001 was $158,705


                                    F - 12
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 11- GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit totaling $8,817,590 to December 31, 2000, and $8,996,587 for the nine months ended September 30, 2001. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Company's facility in San Francisco, California. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 13 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord.
The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. The Company has submited its reorganization plan and is waiting for approval. On September 21, 2001 Boystoys.Com, Inc. subsidairy (RMA of
San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.


                                    F - 13
===============================================================================

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

     On October 8, 2001, the Company appointed David Summers as interim Chief Executive Officer to serve until the Company's plan for reorganization is approved. The Company anticipates that it will file a re-organization plan with the Court in December 2001.

                                    - 16 -
===============================================================================

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

                                    - 18 -
===============================================================================

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

                                    - 19 -
===============================================================================

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

                                    - 20 -
===============================================================================

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

                                    - 21 -
===============================================================================

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

                                    - 22 -
===============================================================================

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

                                    - 24 -
===============================================================================

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

                                    - 25 -
===============================================================================

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

                                    - 26 -
===============================================================================

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

                                    - 27 -
===============================================================================

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

                                    - 28 -
===============================================================================

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

                                    - 29 -
===============================================================================

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

                                    - 30 -
===============================================================================

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

                                    - 31 -
===============================================================================

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

                                    - 32 -
===============================================================================

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

                                    - 33 -
===============================================================================

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

                                    - 34 -
===============================================================================

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

                                    - 35 -
===============================================================================

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

                                    - 36 -
===============================================================================

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

                                    - 37 -
===============================================================================

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     During the three months ending September 30, 2001 ("Third Quarter 2001"), the Company recorded $617,369 in Sales Revenues. This compares to $565,393 in Sales Revenues during the three months ending September 30, 2000
("Third Quarter 2000"). Thus, during Third Quarter 2001, the Company's Sales Revenues increased by 9.19% from the amount recorded for Sales Revenues during Third Quarter 2000.

     During the Third Quarter 2001 or Third Quarter 2000 the Company did not derive any revenues from its six Developmental Web Sites and all of the Company's revenues were derived solely from the revenues generated at its Club.

     After deducting $96,481 in Cost of Sales, the Company recorded $520,888 in Gross Profit during the Third Quarter 2001. This compares to $102,211 in Cost of Sales recorded during Third Quarter 2000 and a Gross Profit of $463,182 during Third Quarter 2000. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club.

                                    - 38 -
===============================================================================

     As a result, the Company's Gross Profit (or margin) on Sales Revenues increased during Third Quarter 2001 to 84.37% from 81.92% recorded as Gross Profit (or margin) on Sales Revenues during Third Quarter 2000.

     However, during the Third Quarter 2001 the Company also recorded $549,832 in General and Administrative Expenses related both to the operation of the Company and the Club. These expenses are primarily wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a decrease of approximately 26% from the $745,845 amount the Company incurred as General and Administrative Expenses during the Third Quarter 2000.

     As a result, during the Third Quarter 2001, the Company recorded an Operating Loss of $28,944. This compares to an Operating Loss of $282,663 during the Third Quarter 2000.

     However, during the Third Quarter 2001, the Company also recorded Interest Expense of $28,136 compared to $107,781 incurred as Interest Expense during Third Quarter 2000. The reduction in Interest Expense was directly related to the Company's bankruptcy filing.

     Overall, the Company recorded $28,136 in Total Other Expenses in the Third Quarter 2001 compared to $107,762 in Total Other Expenses during the Third Quarter 2000.

     When these amounts are added to the Operating Losses the Company incurred during the period, the Company recorded a Net Loss of $58,135 during the Third Quarter 2001 compared to a Net Loss of $390,425 during the Third Quarter 2000.

     And while the Company incurred a Net Loss of $58,135 during the Third Quarter 2001, this was less than the Net Loss of $390,425 incurred during the Third Quarter 2000.

     Therefore, the Company recorded a Net Loss Per Share of $0.01 during the Third Quarter 2001 compared to a Net Loss Per Share of $0.05 during the Third Quarter 2000.

                                    - 39 -
===============================================================================

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     During the nine months ending September 30, 2001 (the "First Nine Months of 2001"), the Company recorded Sales revenues of $1,873,905 compared to $1,636,556 in Sales revenues during the nine months ending September 30, 2000 (the "First Nine Months of 2000").

     During the First Nine Months of 2001 or 2000, the Company did not derive any revenues from its six Developmental Web Sites. All of the Company's revenues during this period were derived from its Club.

     Cost of Sales for the First Nine Months of 2001 were $286,040 or approximately 15.26% of the Company's Sales revenues during this period.
This compares to $368,276 in Cost of Sales during the First Nine Months of 2000 or 22.50% of the Company's Revenues for the First Nine Months of 2000. Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club.

     General and Administrative Expenses during the First Nine Months of 2001, primarily made up of wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,654,775. Thus, General and Administrative Expenses equaled approximately 88.31% of the Company's Sales revenues of $1,873,905 during the First Nine Months of 2001. This compares to the First Nine Months of 2000 when General and Administrative Expenses equaled approximately 121% of the Company's Sales revenues of $1,636,556 during the First Nine Months of 2000.

     The Company seeks to better manage and control some of the components of these General and Administrative Expenses in the future as the Company's management gains greater experience in managing and controlling labor, food, liquor, and other operating expenses. However, there can be no assurance that the Company will achieve better operating results in the future since the Company will continue to face intense competition from others clubs and restaurants. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

     As a result, the Company recorded a Net Loss of $178,997 during the First Nine Months of 2001 compared to a Net Loss of $947,628 during the First Nine Months of 2000. And, the Company recorded a Net Loss Per Share of $0.02 during the First Nine Months of 2001 compared to a Net Loss Per Share of $0.13 during the First Nine Months of 2000.

                                    - 40 -
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     On September 30, 2001, the Company had $131,929 in Total Current Assets. This compares to $2,200,196 in Total Current Liabilities as of that date.
Thus, in relative terms, the Company had six cents in Total Current Assets for each one dollar in Total Current Liabilities as of September 30, 2001.
This compares to September 30, 2000 when the Company had $54,422 in Total Current Assets on September 30, 2000 and $2,239,568 in Total Current Liabilities on September 30, 2000. Thus, as of September 30, 2000, the Company had less than three cents in Total Current Assets for every one dollar in Total Current Liabilities. As a result, in both absolute and relative terms, the Company has had an increase in its liquidity from September 30, 2000 to September 30, 2001.

     And, while $1,765,313 of the Company's $2,200,196 in Total Current Liabilities on September 30, 2001 represented convertible debt and accrued interest on convertible debt that the Company may be able to pay in the form of the Company's common stock, the Company's aggregate Total Current Liabilities of $2,200,196 on September 30, 2001 decreased by about 2% from the $2,239,568 amount of Total Current Liabilities as of September 30, 2000. Moreover, on September 30, 2000 the Company had $54,422 in Total Current Assets and on September 30, 2001 the Company had Total Current Assets of $131,929. Thus, in absolute terms, the Company's liquidity has increased as Total Current Liabilities have decreased and Total Current Assets have increased from September 30, 2000 to September 30, 2001. In prior years, the Company has been dependent upon its ability to obtain capital by issuing convertible promissory notes on a private placement basis.

     Since the Company filed for bankruptcy protection, the Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

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

                                    - 41 -
===============================================================================

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

1. CONTINUED OPERATING LOSSES & LACK OF OPERATING HISTORY. The Company incurred a Net Loss of $178,997 during the First Nine Months of 2001 and a Net Loss of $947,628 during the First Nine Months of 2000. The Company may well incur significant additional losses in the future as well. The Company lacks a substantial operating history on which to base its anticipated expense and revenues. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. UNCERTAINTIES OF REVENUES. While the Company has expended substantial resources for the development of its Club in San Francisco, California, the Club is subject to changing state and municipal codes and ordinances.
There can be no assurance that the Company will be successful in operating the Club or in generating revenues sufficient to sustain profitable operations.

3. FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company had, as of September 30, 2001 an aggregate of $2,200,196 in current liabilities that are due for payment within one year. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, there can be no assurance that the Company will be successful.

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

                                    - 42 -
===============================================================================

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

                                    - 43 -
===============================================================================

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

                                    - 44 -
===============================================================================

15. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations to an aggregate of $2,200,196 in amounts due as Total Current Liabilities (as of September 30, 2001). There can be no assurance that the Company will be successful in paying these debts.
The Company has received no commitment from any underwriter or other source of capital that any additional capital will be provided to the Company. There can be no assurance that the Company will be successful in generating and sustaining sufficient cash flow to pay these debts.

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

                                    - 45 -
===============================================================================

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

                                    - 46 -
===============================================================================

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

                                    - 47 -
===============================================================================

PART II - OTHER INFORMATION

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

     On October 8, 2001, the Company appointed David Summers as interim
Chief Executive Officer to serve until the Company's plan for reorganization is approved. The Company anticipates that it will file a re-organization plan with the Court in December 2001.


Item 2.  CHANGES IN SECURITIES

         None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


Item 5.  OTHER INFORMATION

         Not applicable.

                                    - 48 -
===============================================================================

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

         (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    - 49 -
===============================================================================

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Registrant:
                                       BoysToys.com, Inc.


                                       /s/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato
                                       President



Date: November 12, 2001


                                    - 50 -
===============================================================================