Form 10KSB
period 2001-12-31
BOYSTOYS COM INC
filed 2002-04-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	33-0824801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

412 Broadway, San Francisco, California 94133
(Address of principal executive office)	(Zip Code)

(415) 391-2800
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (par value $0.001)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,530,712

The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801.39 as of December 31, 2001. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on April 5, 2002. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2001 was 8,172,139.

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

===========================================================================

BOYSTOYS.COM, INC.

===========================================================================

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

On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California (the "Court"). As of April 8, 2002, the Court has not yet confirmed any plan of reorganization for the Company. Subject to further determinations to be made by the Court, the Company remains hopeful that the Company will emerge from bankruptcy. However, the Company, its operations, and its assets are and will continue to remain subject to the review and oversight of the Court. The Court has not confirmed any plan of reorganization and there can be no assurance that the Court will confirm any plan until such time as the Court makes further pending determinations.

Internet-Related Matters

While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of the internet. Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business: (i) the Company has two internet Web Sites for the Company's public and investor relations (namely, Boystoys.com and Boystoysir.com, respectively) (the "Corporate Web Sites") and (ii) six sites that opened in October 1999 and which have remained in development only (the "Developmental Web Sites").

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

===========================================================================

The six Developmental Web Sites, which were opened in October 1999, were intended by the Company as an experiment to assist the Company's management in becoming familiar with adult internet pay sites (i.e., Web Sites that generate revenues from monthly subscriber fees) were closed permanently in February 2001. While the Company registered these Web Sites, the Company has determined that it does not intend to enter into on-line internet gaming, horse racing, or any other gambling-related business activities. As a result, these Web Sites were never developed, tested, and are not on-line.

The San Francisco Club

Construction of the 15,000 square foot Club was completed in October 1999 at which time the Company received its certificate of final completion. The Company holds an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club opened on January 26, 2000 and has remained in operation since that date.

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

===========================================================================

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

(4)

fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells Diamond Dollars certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each Diamond Dollars certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a Advance fee to an entertainer) ("Cash Equivalent Fees");

(5)	sales of certain merchandise on display at the Club and salable on a consignment basis; and

(6)

entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertain a lease fee equal to $30 to $100 for the right to perform at the Club during any shift.)

With respect to Cash Equivalent Fees, the Company charges a service fee equal to 20% of the amount of any Diamond Dollars certificate that it sells to any patron (i.e., if a patron seeks to purchase $100 in Diamond Dollars certificates, the Company sells the certificates at a price equal to $120). Each Diamond Dollars certificate may be used to pay Advance fees to an entertainer (as described above). If an entertainer receives a Diamond Dollars certificate in payment for a Advance fee, the entertainer is able to exchange each Diamond Dollars certificate and receive cash from the Company. The Company purchases each Diamond Dollars certificate from the entertainers at a 10% discount (i.e., for every $100 in stated value in Diamond Dollars certificates submitted for exchange and redemption, the Company pays $90 in cash).

As a result, the Company earns $20 upon the sale of every $100 in Diamond Dollars certificates and, where an entertainer seeks to redeem a $100 Diamond Dollars certificate, the Company pays only $90 to the entertainer who redeems it.

The Company leases the land and building for the Club through its other wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation (RMA) (and as successor in interest to Boys Toys Cabaret Restaurants, Inc., a California corporation). The real property for the Club is owned by Roma Café, Inc. ("RCI") and is located in San Francisco's financial district at 408-412 Broadway, San Francisco, California.

If the Company is able to successfully emerge from bankruptcy, to continue to successfully operate the Club, and if the Company is able to obtain additional financing, the Company may establish additional Boys Toys Clubs in other locations, including New York, Chicago, New Orleans and Boston.

===========================================================================

However, the Company has not identified any specific location in any of these cities and these plans are subject to: (i) the successful operation of its existing Club; (ii) the negotiation of acceptable terms for the acquisition of an existing gentlemen's club in a location which would be suitable and compatible with the Company's strategy; and (iii) the availability of financing terms from a seller of a gentlemen's club that would permit the Company to complete the acquisition on financial terms that are acceptable to the Company in view of the Company's then existing financial abilities and the costs that the Company would incur in expanding its currently limited management staff and providing additional working capital to meet an expanded level of operations. In addition, any such expansion would be subject to the Company meeting then existing requirements imposed on it by the United States Bankruptcy Court. The Company has not presently identified any prospective acquisition candidate and there can be no assurance that the Company will undertake any such acquisition or otherwise expand to other locations.

If the Company were to establish other Boys Toys Clubs, it anticipates that the Company would likely lease existing nightclub and/or restaurant locations, acquire related nightclub/restaurant properties and equipment, and thereafter make all necessary improvements to such locations, properties and equipment in order to conform them to the Boys Toys motif.

The Boys Toys Club name, embraces a concept featuring exotic dance entertainment performed by attractive and talented entertainers within an upscale and trendy nightclub environment. The Club has an interior setting where patrons will be surrounded, and among, numerous and various material items which many men aspire to obtain in their life. The Company anticipates that a patron of its Club will be quickly struck by the nature and number of items on display, such as artwork, collectibles, unusual artifacts and memorabilia. The Company currently has artwork on display in the Club and consigned for sale pursuant to oral agreements with local San Francisco-area artists.

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

===========================================================================

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

The Club has, in addition to its nightclub proper, a full service restaurant and bar and full service, private VIP members only men's club.

Rather than just establishing an exotic dance entertainment nightclub, the Company's business concept for the Club is to create an entertainment complex combining an exotic dance entertainment nightclub with a full service restaurant and bar and a private VIP members only men's club. The concept is to provide a place where one may enjoy quality exotic dance entertainment, relax and converse in a place where one may see and be seen, partake in quality restaurant dining, and entertain and be entertained in private members only quarters, all within the Boardroom Restaurant.

The Company believes that excellence in operations, ambiance and location are important for success in the exotic dance entertainment business. The Company believes that it will be able to differentiate its Boys Toys Club by implementing the following strategic elements:

*	Combining its exotic dance entertainment nightclubs with its Boys Toys Club and private VIP members only men's clubs so as to provide patrons with a multifaceted entertainment experience.

*	Designing its Boys Toys Club to attract primarily upscale professionals and businessmen.

*

Physically embellishing its Boys Toys concept by creating an exterior and interior physical decor for its Boys Toys Club which evidences the style and class of an establishment designed for men's entertainment and reflecting the upscale caliber of its patrons.

*	Providing high quality and attentive service in a manner to ensure patron satisfaction.

The Company believes that its Boys Toys concept will create a distinct image and popularity among upscale gentlemen's club patrons. As such, the Company believes that it will be successful in marketing T-Shirts, jackets and other casual wear merchandise that feature the Boys Toys logo and location. However, absolutely no assurance can be given that the Company's Boys Toys concept will create a distinct image and widespread popularity, or that the Company will be successful in marketing T-Shirts, jackets and other casual wear merchandise with the Boys Toys logo.

It is also the Company's philosophy and intention that the Boys Toys Club exhibit civic and social responsibilities by creating and maintaining an active relationship with a variety of charity organizations in their respective local communities.

===========================================================================

In this regard and subject to any limitations that may be imposed upon the Company resulting from its filing in the U.S. Bankruptcy Court for the Northern District of California, the Company may make contributions of food, services or funds benefitting a wide range of causes, which causes management of the Company expects to be brought to its attention through suggestions from the Company's employees, officers and shareholders.

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

Coupled with this distinctively American menu, the restaurants are expected to offer the highest quality of food prepared with the greatest of care and presented and served in a manner which would reflect the upscale nature of the Boys Toys Club. As a complement to its food menu, the Company expects that its Boys Toys Restaurant will offer an extensive selection of domestic and foreign wines, spirits, and champagne. Management of the Company anticipates that an average lunch check per customer will be $40.00 and an average dinner check per customer will be $100.00.

However, these amounts and the operation of the restaurant will be subject to prevailing competitive conditions.

In general, the Company believes that excellence in operations and quality of food and service, ambiance, location and price value relationship are keys to success in the restaurant industry. The Company believes that it will be able to differentiate its Club by emphasizing the following strategic elements:

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

There can be no assurance that the Company can achieve any one or more of these objectives or, if it does achieve these objectives, that it can achieve them while also achieving and maintaining profitability. Further since the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California (the "Court") the Company and its operations will remain subject to the review and oversight of the Court The Court has not confirmed any plan of reorganization and there can be no assurance that the Court will confirm any plan.

===========================================================================

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

The Company leased the Facility from Roma Café, Inc. The Company has obtained a Place of Entertainment Permit with respect to the exotic dance entertainment aspects of the Company's business at the San Francisco Premises. The Company has secured an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California.

===========================================================================

Additional Boys Toys Cabaret Clubs.

In addition to the existing Club, if the Company can successfully emerge from bankruptcy, and if it can obtain additional financing on favorable terms, the Company may establish other Boys Toys Clubs. The exact number, location, and other aspects of this plan has not been determined at this time.

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

The Company has not presently identified any prospective acquisition or location and there can be no assurance that the Company will undertake any such acquisition or otherwise expand to other locations. Finally, there can be no assurance that the Company can successfully emerge from bankruptcy or, if it does survive its bankruptcy, that it will emerge without a substantial reduction in the value of the shares currently held or traded in the market.

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

===========================================================================

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

The Company expects to promote and advertise its Boys Toys Restaurant and private VIP members only men's club segments of its Boys Toys Clubs as if they were not dependent upon its exotic dance entertainment segment. Thus, the Company will strongly promote its Boys Toys Restaurants as an establishment providing the best food possible at reasonable prices. The Company will promote its private VIP members only men's club as a private location where men can meet to, among other things, discuss and effectuate business in a congenial atmosphere, as well as a place where men can entertain themselves as well as business clients and associates.

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

===========================================================================

The Company maintains financial and accounting controls for the existing Club through the use of centralized accounting and management information systems. Operations information will be collected weekly from the Club, and club managers will be provided with weekly and 28 day period operating statements for their locations. Cash will be controlled through daily deposits of sales proceeds in local operating accounts. The Club is scheduled to be open daily from 11:00 a.m. to 2:00 a.m.

Overall management of a typical Boys Toys Cabaret Club will be conducted by two managers, a day manager and an evening manager in addition the Club's General Manager. The Club also employs a staff consisting of approximately 40 hourly employees and 35 part-time employees.

The additional 35 part-time employees are primarily restaurant servers, bus persons, and support personnel.

In addition to these employees, the Company utilizes 25 to 50 female exotic entertainers (dancers) per night, as independent contractors, on a varying basis. Each exotic female entertainer is paid directly by a patron for each dance performed. The Company does not employ or pay any wages, salary, compensation, or other fees to any of the exotic female entertainers that perform at the Club. Entertainers also pay a lease fee of $20 to $50 per shift for the right to perform at the Club. Entertainers receive only Advance Fees from patrons of the Club. The Company does not receive any percentage from any cash fees paid by patrons to the entertainers (dancers) that perform at the Club. However and as described earlier, when an entertainer redeems any Diamond Dollars certificates (previously received from a patron in payment of any Advance fees, the Company pays the entertainer an amount equal to 90% of the face or stated value of the Diamond Dollars certificates that are later submitted for redemption. (Thus, if an entertainer submits $1,000 in Diamond Dollars certificates to the Company, the Company redeems these certificates by paying the entertainer $900 in cash.)

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

===========================================================================

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

Management Information Systems

The Company has a computer information system which is designed to maintain personal profile information on the members of its private VIP members only men's club. The profiles are designed to assist managers of the Club in meeting the personal desires of particular Boardroom members, and will contain such information as a Boardroom member's favorite beverage, favorite food and spending habits.

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

Competition

The Company's existing Club (and any other clubs that the Company may later establish) competes with other nightclubs, restaurants and bars, some of which may be larger and more established than the Company.

===========================================================================

Competing nightclubs, restaurants and bars may offer services not offered by the Club, which could place the Company at a competitive disadvantage. However, the Company believes that given the experience of its management and the following that the Club has established in San Francisco, it is becoming an established Club in the San Francisco market.

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

While the Company believes that its Club is unique and offers and attracts an "upscale" clientele, there can be no assurance that the Company will be successful or, if the Company achieves any success, that other competitors will not imitate and duplicate the Company's planned business with the result that the Company will not gain any significant long-term advantage.

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

===========================================================================

Regulatory Aspects

On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California (the "Court"). As of April 8, 2002, the Court has not yet confirmed any plan of reorganization for the Company. Subject to further determinations to be made by the Court, the Company remains hopeful that the Company will emerge from bankruptcy. However, the Company, its operations, and its assets are and will continue to remain subject to the review and oversight of the Court. The Court has not confirmed any plan of reorganization and there can be no assurance that the Court will confirm any plan, or if a plan is confirmed, that shareholders of the Company will not suffer immediate, substantial, and irreversible dilution and loss of their investment.

Overall, the ownership and operation of restaurants, bars and exotic dance nightclub businesses are generally subject to extensive state and local regulation, and the Company, any subsidiaries it may form and various of their respective officers and employees will be subject to such regulations.

Currently, the Company has not experienced any problems with any of their business, liquor, or other licenses or permits from any governmental agencies except that on April 5, 2000, the Company was forced to appear before the San Francisco Planning Board of Appeals Board to respond to efforts made by the Telegraph Hill Dwellers Association (a local neighborhood group) ("THEA"). THEA sought to repeal the planning permit previously issued to the Company by the City of San Francisco Planning Department for the operation of the Company's Club. In a 3-2 vote, in favor of the Company, the Board re-affirmed the Company's prior issuance of the Permit.

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

===========================================================================

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

The Company also maintains two Corporate Web Sites on the internet (as discussed earlier). Although the Company believes that its Corporate Web Sites will be helpful in gaining a corporate identity for the Company and its business, the Company has taken recent steps to carefully revise the content of its Corporate Web Sites to reduce the possibility that any images or other content may be found to be in violation of such state, federal, and local laws.

Despite these precautions, the Company may well incur substantial costs and expenses in defending the content of its website against assertions that it contains impermissible images or other unlawful content. Currently, the Company has not received any notice that its Web Sites are in violation of any state, federal, or local laws although there can be no assurance that the Company will not later need to defend itself against such allegation.

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

===========================================================================

These costs may increase since there are significant segments of our society that believe that the Company's business will inhibit the social progress, rights, and dignity of women and the efforts undertaken by these segments to restrict or inhibit the Company and its business. The magnitude of these costs and expenses is expected to be significant.

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

1. Uncertainty as to Outcome of Bankruptcy & Operating Performance. The Company filed a petition for bankruptcy protection on May 8, 2001 and the Company awaits a determination from the Bankruptcy Court as to the outcome of its petition and the determinations that may be made by the Bankruptcy Court. During the year ending December 31, 2001, the Company incurred a net loss of $308,492 which compares to a net loss of $961,014 in losses during the twelve months ending December 31, 2000. While the Company's management believes that the Company is poised for profitability, there is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. Regulatory Uncertainties. The Company's Club remains subject to changing state and municipal codes and ordinances. While the Company's Club has become well-established in the San Francisco market, there can be no assurance that state and municipal codes and ordinances will permit the Company to remain in operation in the future.

3. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of December 31, 2001, an aggregate of $2,300,882 in current liabilities that are due for payment prior to December 31, 2002 and of which $1,818,111 is in the form of convertible debt convertible into shares of the Company's Common Stock. While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt, the Company and its status will remain subject to the review and oversight of the Bankruptcy Court until such time as all of the Company's obligations have been satisfied. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

===========================================================================

4. Continuing Significant Uncertainties & Bankruptcy. The Company, its assets, and its operations will remain subject to the review and oversight of the U.S. Bankruptcy Court (the "Court") until all obligations to creditors and certain other persons have been satisfied. On this basis, the Company will be subject to continuing uncertainties and there can be no assurance the Company will emerge from bankruptcy without shareholders incurring a significant and irreversible loss on their investment on the Company's Common Stock.

5. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock. All of the Company's Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

6. Marketing Strategy . While the Company believes that the operation of the Club will be successful, there is no guarantee that these business operations will be commercially accepted with sales revenues sufficient to permit the Company to achieve or maintain profitable operations.

7. Limited Public Market . There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

8. Concentration & Lack of Diversification. The Company's assets are invested almost entirely in the existing Club. While the Company believes that will be successful, in the event that the Club is not successfully received by the market, the Company will likely incur substantial and protracted losses since the Company lacks diversification.

9. Control by Officers and Directors. If the Company's officers and directors exercise all stock options held by them as of April 7, 2002, then, as a group, they would hold the power to vote an aggregate of 3,612,000 shares of the Company's Common Stock which would enable them to influence and control the Company's affairs. The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

===========================================================================

10. Competition. The Company's existing Club (and any other clubs that the Company may establish) face competition from several established companies who have well-established operations, experienced management, and possess significantly greater financial resources. In addition, the gentlemen's club business is very competitive and many of competitors have substantially greater managerial resources. Further, because the gentlemens' club business is dependent upon the uncertain commercial viability of the Company's business, it is especially sensitive to ever-changing and unpredictable competitive trends which can not be easily predicted and which are beyond the control of the Company. Finally, the Company's sale of any consigned artwork and memorabilia items can not be guaranteed since competition from other retail outlets is intense and the availability of desired items for items to display in the Club may not be desired by some sellers of such items. For these and other reasons, the Company's business may be said to be riskier than investments in other types of businesses.

11. Dependence Upon Key Personnel and New Employees. The Company believes its success will depend, to a significant extent, on the efforts and abilities of Ralph M. Amato, the Company's President. The loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. The Company's success also depends upon its ability to attract and retain qualified employees. Hiring to meet anticipated Company operations will require the Company to assimilate significant numbers of new employees during a relatively short period of time.

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

15. Government Regulation & Exotic Entertainment Industry. The Company seeks to operate establishments that offer "female exotic entertainment." This business routinely suffers severe and unfavorable regulatory burdens, adverse zoning ordinances, and other oppressive government regulations which may result in the Company incurring substantial losses and significant delays in connection with the development of any establishment.

16. Lack of Diversification. The Company's proposed business involving the operation of establishments offering "female exotic entertainment" will not provide any diversification. If the Company is successful, all of the Company's business and assets will be concentrated in the same industry.

===========================================================================

17. Potential Dilution. Actions that may be taken by the U.S. Bankruptcy Court in addressing the Company's obligations to its creditors will result in substantial and irreversible dilution of the Company's existing stockholders.

18. Rule 144 Stock Sales. As of December 31, 2001, the Company had 1,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

19. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a Penny Stock and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

===========================================================================

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

Item 2. Description of Property

The Company's executive offices and its Club are located at 412 Broadway, San Francisco, California 94133.

The Company's wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") and as successor in interest to Boys Toys Cabaret Restaurants, Inc., a California corporation, is the lessee of a lease (the "Lease") executed on August 1, 1994 for the lease of a 14,500 square foot premises at 408 - 412 Broadway, San Francisco, California (the "Facility") in which the Club is located. The subsidiary has subsequently assigned the lease to RMA of San Francisco, Inc. The Facility consist of an entire building consisting of two floors and an alleyway along the west side of the building.

Under the terms of the Lease, Roma Café, Inc. ("RCI") leased the Facility to the Boys Toys Cabaret Restaurants, Inc., a company established and owned by the Company. This lease was subsequently assigned to RMA. The Facility is leased to the Company for a period of 10 years from August 1, 1994 to July 31, 2004 (the "Initial Lease Term"). The Lease provides that the Company is obligated to pay $12,000 in monthly lease payments to RCI during the twelve months ending July 31, 1999 and subsequently the amount of $12,500 monthly during the two years thereafter (ending July 31, 2001), $13,000 monthly during the following year (ending July 31, 2002), $13,500 monthly in the next year (ending July 31, 2003), and, in the final 10th year of the lease (ending July 31, 2004), the Company is obligated to pay $14,000 in monthly lease payments.

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

===========================================================================

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

Item 3. Legal Proceedings.

On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California (the "Court"). As of April 8, 2002, the Court has not yet confirmed any plan of reorganization for the Company. Subject to further determinations to be made by the Court, the Company remains hopeful that the Company will emerge from bankruptcy. However, the Company, its operations, and its assets are and will continue to remain subject to the review and oversight of the Court. The Court has not confirmed any plan of reorganization and there can be no assurance that the Court will confirm any plan.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has not held any meeting of the Company's shareholders in 2001 and no action of the Company's shareholders was taken in 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock was formerly traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ." The Common Stock is currently traded on the NASDAQ electronic pink sheets where it is traded sporadically and with only limited and minimal interest by market makers.

The Company's Common Stock is traded only in the OTC Pink Sheets and only on a limited and sporadic basis. Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

===========================================================================

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2001. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2001, the Company had four market makers.

2000	High ($)	Low ($)

1st Quarter	$ 0.50	$ 0.20

2nd Quarter	$ 0.50	$ 0.20

3rd Quarter	$ 0.35	$ 0.25

2001

1st Quarter	$0.35	$ 0.25

2nd Quarter	$0. 35	$ 0.05

3rd Quarter	$0.04	$ 0.01

4th Quarter	$0.01	$ 0.01

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

The number of shareholders of record of Common Stock on December 31, 2001 was approximately 769.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Fiscal 2001 vs. Fiscal 2000

During the twelve months ending December 31, 2001 ("Fiscal 2001"), the Company's Revenues increased by more than 13% from the twelve month period ending December 31, 2000 ("Fiscal 2000").

The increase in Revenues was accomplished while the Company achieved a 20.46% reduction in Cost of Sales from $473,570 in Fiscal 2000 to $376,685 in Fiscal 2001. The reduction in Cost of Sales was achieved through the Company's continuing efforts to control costs, to monitor food and liquor inventories, and to improve labor scheduling and purchasing.

The Company recorded $1,962,539 in General and Administrative Expenses in Fiscal 2001 compared to $2,128,254 in General and Administrative Expenses in Fiscal 2000. The Company was able to achieve this 7.79% reduction in general and administrative expenses by continuing its cost and expense management program to ensure greater cost-effective management of the Company. These expenses were primarily composed of: rental and utility expenses incurred for the Club; office and management expenses; and accounting, legal, and other general and administrative expenses.

When combined with Depreciation and Amortization Expenses of $387,044 (in Fiscal 2001) and Depreciation and Amortization Expenses of $382,539 (in Fiscal 2000), the Company recorded $2,349,583 as Total General and Administrative Expenses in Fiscal 2001 compared to $2,510,793 as Total General and Administrative Expenses during Fiscal 2000, the Company reduced Total General and Administrative Expenses by about 6.42% from Fiscal 2000 to Fiscal 2001.

===========================================================================

Other Expenses in Fiscal 2001 were also lower than in Fiscal 2001. While the Company recorded Interest Income of $1,758 in Fiscal 2001 compared to $1,436 in Fiscal 2000 (in each case derived from temporary cash bank balances), the Company recorded an aggregate of $113,894 in Interest Expense in Fiscal 20001 compared to $215,062 in Interest Expense in Fiscal 2000. The reduction in Interest Expense of 47.04% was primarily due to the effect of the Company's filing in U.S. Bankruptcy Court which reduced the amount of interest expense it incurred.

The largest single component of Interest Expense is that incurred for the obligations under the note (the "Essex Note") due the Company's largest creditor, Essex Capital Holdings, Ltd. ("Essex"). The Essex Note carries a 12% interest rate, requires quarterly interest payments and is convertible into the Company's Common Stock at $0.36 per share. and allows the Company to borrow up to $1,500,000.

As a result, the Company's Total Other Expenses in Fiscal 2001 were $112,136 compared to $213,626 in Fiscal 2000 or a 47.04% decrease from Fiscal 2000. This resulted in a Deficit Before Income Taxes of $307,692 in Fiscal 2001 compared to a Deficit Before Income Taxes of $961,014 in Fiscal 2000.

In both Fiscal 2000 and Fiscal 1999, the Company recorded $800 as a provision for the payment of its minimum corporate California Franchise Taxes. This resulted in the Company recording a Net Loss of $308,492 in Fiscal 2001 compared to $961,014 in Fiscal 2000. Thus, the Company's Net Loss in 2001 decreased by almost 68% in 2001.

And although the Company weighted averages shares in Fiscal 2001 were 8,172,139 compared to 7,122,371 in Fiscal 2000, the Company recorded a Net Loss per share of only $0.00 in Fiscal 2001 compared to a Net Loss per share of $0.06 per share in Fiscal 2000.

Liquidity and Capital Resources

As of December 31, 2001 the Company had Total Current Liabilities of $2,300,882 compared to $2,223,604 as of December 31, 2000. As of December 31, 2001, the Company had $172,243 in Total Current Assets compared to only $73,487 in Total Current Assets as of December 31, 2000. The increase in Total Current Assets reflects the efforts of the Company's management to strengthen the Company's balance sheet and improve the Company's overall liquidity.

Impact of Inflation

Because of the nature of its services, the Company does not believe that inflation has a significant impact on its sales or profits.

Item 7. Financial Statements.

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

===========================================================================

Item 8. Changes in and Disagreements With Accountants.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's By-laws authorize four directors. Currently the Company has only two Directors and intends, as opportunities become available, to identify two additional directors to serve on the Company's Board of Directors. The Directors serve until the next annual meeting of shareholders or until their successors are elected. In addition, the Bankruptcy Court appointed David A. Summers as temporary Chief Executive Officer of the Company.

The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected
Ralph M. Amato 412 Broadway San Francisco, California 94133	50	President, Chairman, & Chief Financial Officer	12/06/93
Michael L. Potter, Esq. 412 Broadway San Francisco, California 94133	50	Secretary & Director	01/29/96

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

===========================================================================

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

In October 2001, the Company and Gary Marlin, the Company's General Manager, by mutual agreement, terminated his employment by the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission as well as the Company and any exchange upon which the Company's Common Stock is listed.

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2001 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none

Michael L. Potter, Esq.	Director	none

Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1) Also beneficial owner of more than 10% of equity securities of Registrant.

(2) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2001, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

===========================================================================

Item 10. Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Awards Payouts
Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen-sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underlying Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen -sation ($)(i)
Ralph M. Amato Chairman, President and CFO	1999 2000 2001	$30,000 $90,000 $104,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	1,800,000 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	1999 2000 2001	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 250,000 0	$0 $0 $0	$0 $0 $0

Footnotes:

* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown. However, the U.S. Bankruptcy Court for the Northern District of California mandated that the Company pay an aggregate of $41,538.48 to David A. Summers for his services as Chief Executive Officer. This amount is not included in the amounts shown above.

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

===========================================================================

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

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Common Stock	Ralph M. Amato 412 Broadway San Francisco, California 94113	3,576,669[1]	43.77%[1]

Common Stock	Michael L. Potter, Esq. 412 Broadway San Francisco, California 94113	270,000[2]	3.30%[2]
Total for all persons as a group (2 persons)		3,846,669	47.07%
Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,177[3]	37.86%[3]
Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,333[4]	13.37%

Footnotes:

1. The amounts shown include 1,200,000 shares purchasable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, the amounts shown includes 600,000 shares purchasable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004. The amounts shown also include up to 77,000 shares of the Company's Common Stock that may be issued by the Company in the event that certain loans to the Company (from Mr. Amato and totaling $77,000 as of December 31, 2001) are converted into shares of the Company's Common Stock.

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

4. The amount shown for Lewis Chin include: (i) 908,333 Shares of the Company's Common Stock issuable upon conversion of the $300,000 promissory note (the "Chin Note") issued to him and (ii) 164,000 Shares of the Company's Common Stock held by Roma Café, Inc., a corporation owned by Lewis Chin. Mr. Chin is the owner of the real property on which the Company's San Francisco Club is located. Mr. Chin is the holder of two promissory notes aggregating $400,000 in original principal amount (and which are past due) that are the subject of continuing negotiations between the Company and Mr. Chin.

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

===========================================================================

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2001 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)[1](b)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (c)[1]	Exercise of Base Price ($/Sh)(d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:

1. In 1999 the Company granted certain Common Stock Purchase Options to Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2001.

Stock Options

The following table contains information concerning the grant of stock options made during fiscal 1999 to the Named Executive Officers:

Options Grants in 1999 Fiscal Year
	Individual Grants
Name	Number of Shares Underlying Options Granted (#)	% of Total Options Granted in Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Ralph M. Amato	1,200,000		$0.25	None
	600,000	87.18%	0.25	02/13/04

Michael L. Potter, Esq.	250,000	12.82%	$0.25	02/13/04

The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 2000 and unexercised options held as of the end of that fiscal year.

===========================================================================

Aggregated Option Exercises in 2001 Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Shares Underlying Unexercised Options at FY-End(#)(1)	Value of Unexercised In-the-Money Options at FY-End($)(1)(2)
Ralph M. Amato	0	--	1,800,000	$0

Michael L. Potter, Esq.	0	--	250,000	$0

(1) All options are presently exercisable.

(2) Market value of underlying securities minus the exercise price. Based on closing sale price of $0.01 per share on April 5, 2001.

(3) Exercise price equal to $0.25 per share.

Item 12. Certain Relationships and Related Transactions.

On January 15, 2000, the Company's Board of Directors accepted a loan of $16,000 from the Company's President, Ralph M. Amato. The loan is due and payable on or before October 25, 2000 and carries an interest rate of 10%.

In March 2000, the Company issued 50,000 Shares of the Company's Common Stock to Lewis Chin (the owner of Roma Café, Inc. which owns the real estate on which the Company's Club is located) in lieu of a cash payment and in payment of interest owed to Mr. Chin on a promissory note previously issued to him.

In March 2000, the Company issued 82,000 Shares of the Company's Common Stock to Roma Café, Inc., the owner of the real estate on which the Company's San Francisco Club is located), in lieu of a cash payment and in payment of rent owed to Roma Café, Inc.

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

===========================================================================

Item 13. Exhibits and Reports on Form 8-K

(a) The Company did not file any Reports on Form 8-K during the year ending December 31, 2001.

(b) The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000 -Tinney)
23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

===========================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):	BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: April 12, 2002
Ralph M. Amato
President, Chairman of the Board and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 12, 2002
Ralph M. Amato
Chairman

By: /s/ Michael L. Potter	Date: April 12, 2002
Michael L. Potter, Esq.
Director

===========================================================================

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A.	Members of the California Society of
Armando Ibarra, Jr., C.P.A.	Certified Public Accounts

INDEPENDENT AUDITORS' REPORT

The Board of Directors

BoysToys.com, Inc.

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARMANDO C. IBARRA, CPA

San Diego, California

March 25, 2002

296 H Street, Second Floor, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

	December 31 ,
	2001	2000
ASSETS

Current Assets:
Cash	$83,655	$15,927
Employee Advances	1,065	629
Prepaid Expenses	40,531	12,082
Inventory	46,992	44,849

Total Current Assets	172,243	73,487

Property and Equipment, Net	2,450,417	2,789,933

Other Assets:
Note Receivable - Officer	31,801	30,043
Investment in Fine Art	22,000	18,000
Deposits	52,718	48,930

Total Other Assets	106,519	96,973

TOTAL ASSETS	$2,729,179	$2,960,393

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

	December 31 ,
	2001	2000
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$264,587	$67,511
Equipment Lease Payable	24,324	33,325
Accrued Interest	193,860	218,157
Convertible Debt	1,818,111	1,904,611
Total Current Liabilities	2,300,882	2,223,604

TOTAL LIABILITIES	2,300,882	2,223,604

Shareholders' Equity :

Preferred stock, $.01 par value ( 10,000,000
authorized; none issued and outstanding.)	-	-
CommonStock, $.01 par value ( 20,000,000
shares authorized; issued and outstanding:
8,172,139 as of December 31, 2001 and 2000.)	81,721	81,721

Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(1,269,506)	(961,014)

Total Shareholders' Equity	428,297	736,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,729,179	$2,960,393

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

	Years Ended December 31 ,
	2001	2000

Revenues	$2,530,712	$2,237,775

Cost of Sales	376,685	473,570

Gross Profit	2,154,027	1,764,205

General and Administrative Expenses	(1,962,539)	(2,128,254)
Depreciation & Amortization	(387,044)	(382,539)
Total General & Administrative Expenses	(2,349,583)	(2,510,793)

Operating Loss	(195,556)	(746,588)

Other Income (Expenses):
Interest Income	1,758	1,436
Interest Expense	(113,894)	(215,062)

Total Other Income (Expenses)	(112,136)	(213,626)

Deficit Before Income Taxes	(307,692)	(960,214)

Provision for Income Taxes	(800)	(800)

Net loss	$(308,492)	$(961,014)

Net loss per share	$(0.04)	$(0.13)

Weighted average shares used for net loss per share	8,172,139	7,122,371

Net loss per diluted share	$(0.00)	$(0.06)

Weighted average shares used for net loss per diluted share	10,122,139	10,987,124

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

From December 6, 1993 (inception) through December 31, 2001

	Common Stock		Additional Paid-in	Common stock Subscribed		Deficit Accumulated During Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total

Balance, December 6, 1993	-	$-	$-	-	$-	$-	$-

Issuance of common stock	50,000	500	1,000	-	-	-	1,500

Sale of stock to common stock susbcribers upon full payment of subscription during December, 1993	11,817	118	237	-	-	-	355

Common stock subscribed, net $50,871 of subscriptions receivable	-	-	-	1,666,667	119	-	119

Net Loss	-	-	-	-	-	(564)	(564)

Balance, December 31, 1993	61,817	618	1,237	1,666,667	119	(564)	1,410

Sale of stock to common stock susbcribers upon full payment of subscription during June,1994	1,666,667	16,667	34,233	(1,666,667)	(119)	-	50,781

Issuance of common stock in private placement offering, net $ 10,067 of offering costs	71,442	714	203,546	-	-	-	204,260

Net Loss	-	-	-	-	-	(170,155)	(170,155)

Balance, December 31, 1994	1,799,926	17,999	239,016	-	-	(170,719)	86,296

Issuance of common stock in private placement offering	56,761	568	169,717	-	-	-	170,285

Return and cancellation of common stock	(139,000)	(1,390)	1,390	-	-	-	-

Issuance of common stock for services	139,000	1,390	415,610	-	-	-	417,000

Net Loss	-	-	-	-	-	(777,674)	(777,674)

Balance, December 31, 1995	1,856,687	18,567	825,733	-	-	(948,393)	(104,093)

Net Loss	-	-	-	-	-	(899,983)	(899,983)

Balance, December 31, 1996	1,856,687	18,567	825,733	-	-	(1,848,376)	(1,004,076)

Net Loss	-	-	-	-	-	(501,567)	(501,567)

Balance, December 31,1997	1,856,687	$18,567	$825,733	-	$-	$(2,349,943)	$(1,505,643)

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

From December 6, 1993 (inception) through December 31, 2001

	Common Stock		Additional Paid-in	Common stock Subscribed		Deficit Accumulated During Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total

Balance, December 31, 1997	1,856,687	$18,567	$825,733	-	$-	$(2,349,943)	$(1,505,643)

Issuance of common stock on reverse merger	602,811	6,028	-	-	-	-	6,028

Issuance of common stock on conversion of notes payable and accrued interest from September 1998, through December 1998, at an average price of $1.37 per share	350,388	3,504	477,327	-	-	-	480,831

Issuance of common stock on conversion of accounts payable, January through October 1998, at an average price of $0.87 per share	186,376	1,864	160,620	-	-	-	162,484

Issuance of common stock for services, from January through October 1998, at an average price of $0.92 per share	185,500	1,855	168,916	-	-	-	170,771

Issuance of common stock for construction escrow deposits in October 1998, at a price of $1.00 per share	240,000	2,400	237,600	-	-	-	240,000

Issuance of common stock for prepaid rent in December 1998,at a price of $1.20 per share	20,000	200	23,800	-	-	-	24,000

Issuance of stock options on conversion of accounts payable in October 1998, at a price of $1.00 per share	-	-	90,000	-	-	-	90,000

Issuance of stock options to directors for services in October 1998, at a price of $1.00 per share	-	-	30,000	-	-	-	30,000

Net Loss	-	-	-	-	-	(976,390)	(976,390)

Balance, December 31,1998	3,441,762	$34,418	$2,013,996	-	$-	$(3,326,333)	$(1,277,919)

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

From December 6, 1993 (inception) through December 31, 2001

	Common Stock		Additional Paid-in	Common stock Subscribed		Deficit Accumulated During Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total

Balance, December 31, 1998	3,441,762	$34,418	$2,013,996	-	$-	$(3,326,333)	$(1,277,919)

Issuance of common stock on exercise of option in September 1999, at an exercise price of $0.25	100,000	1,000	24,000	-	-	-	25,000

Issuance of common stock on conversion of notes payable and accrued interest, from February 1999 through June 1999, at an average price of $1.22 per share	962,985	9,630	1,171,529	-	-	-	1,181,159

Issuance of common stock for services, from April 1999 through December 1999, at an average price of $1.00 per share	562,377	5,624	556,753	-	-	-	562,377

Issuance of common stock in private placement offering from February 1999 through May 1999,at a price of $1.00 per share	909,879	9,098	900,780	-	-	-	909,878

Issuance of stock options to directors for services in February 1999	-	-	3,042,000	-	-	-	3,042,000

Issuance of common stock for cash and subscription receivable in March 1999, at a price of $1.00 per share	125,000	1,250	123,750	(62,500)	(62,500)	-	62,500

Issuance of stock in lieu of interest payment due in December 1999	150,000	1,500	46,827	-	-	-	48,327

Beneficial conversion feature of convertible debt, from June 1999 through December 1999	-	-	631,086	-	-	-	631,086

Net Loss						(961,014)	(961,014)

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(4,287,347)	$4,223,394

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

From December 6, 1993 (inception) through December 31, 2001

	Common Stock		Additional Paid-in	Common stock Subscribed		Deficit Accumulated During Development	Retained
	Shares	Amount	Capital	Shares	Amount	Stage	Earnings	Total

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(7,856,576)	-	$654,165

Issuance of stock in lieu of interest payment due in March 2000 to Essex Capital	75,000	750	31,745	-	-	-	-	32,495

Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-	-	-	10,000

Issuance of common stock on conversion of note payable for construction services from W.B.Elmer at $2.00 per share.	335,000	3,350	596,650	-	-	-	-	600,000

Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-	-	-	50,000

Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-	-	-	243,318

Issuance of common stock on conversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-	-	-	12,500

Issuance of common stock on for accrued interest on Essex note on August 15, 2000 at a price of $0.40 per share	82,500	825	32,175	-	-	-	-	33,000

Issuance of common stock for consulting services renedered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-	-	-	26,000

Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-	-	-	36,325

Net Loss						-	(961,014)	(961,014)

Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(961,014)	$736,789

Net Loss						-	(308,492)	(308,492)

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

	Years Ended December 31,
	2001	2000

Cash Flows from Operating Activities:
Net Loss	$(308,492)	$(961,014)
Non-cash operating activities included in deficit
Amortization and depreciation	387,044	382,539
Issuance of common stock for services		305,641
(Increase) decrease in assets :
Inventory	(2,143)	(44,849)
Prepaid expenses	(28,449)	(9,082)
Note receivable-officer	(1,758)	7,549
Deposits	(3,788)	7,796
Investment in fine art	(4,000)	-
Employee advances	(436)	(629)
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	197,088	(3,416)
Construction contract payable	-	(600,000)
Accrued interest	(24,297)	53,628
Equipment lease payable	(9,001)	33,325
Net cash used in operating activities	201,768	(828,512)

Cash Flows from Investing Activities
Capital expenditures on leasehold improvements	(47,530)	(114,555)
Net cash used in investing activities	(47,530)	(114,555)

Cash Flows from Financing Activities :
Increase (decrease) in convertible notes	(86,500)	220,997
Issuances of common stock	-	662,500
Issuance of stock in lieu of interest	-	75,495
Net cash provided by financing activities	(86,500)	958,992

Net increase in cash	67,738	15,925

Cash at beginning of year	15,927	2

Cash at end of year	$83,665	$15,927

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

	Years Ended December 31,
	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the year for :
Interest ( Net of amount capitalized )	$35,250	$-
Income Taxes	$800	$800

Noncash investing and financing activities :

Issuance of common stock and stock options on conversion of debt	$-	$(662,500)

Issuance of common stock and stock options for goods and services	$-	$(305,643)

See Auditors' Report and Notes to Financial Statements

===========================================================================

BOYSTOYS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001and 2000

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

On December 6, 1993 Alternative Entertainment, Inc. a Nevada corporation ("AEI Nevada") was formed. On June 11, 1999, a wholly owned subsidiary was formed, RMA of San Francisco, Inc., a California Corporation.

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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity for all periods consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. Subsequently, in January 2000, operations commenced.

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco (See Note 13).

===========================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment are stated at cost. The Company is currently capitalizing all leasehold improvements, equipment and fixtures associated with the development of its first establishment located in San Francisco, California. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements are being amortized using the straight-line method over the shorter of the life of the improvements or the length of the lease.

Leasehold improvements are primarily architectural, planning and construction costs associated with construction of the facility. Equipment and fixtures are primarily computer systems, furniture, lighting, sound and video equipment. The Company applies the provisions of Statement of Financial Accounting Standards SFAS No. 34. Consequently, interest cost related to the construction of the Company's first establishment was capitalized and is being amortized consistent with the leasehold improvements. Capitalized interest totaled $284,496.

===========================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-lived Assets

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No impairment of long-lived assets has been recognized.

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

===========================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000, consists of the following:

	2001	2000
Equipment and fixtures	$352,837	$326,233
Leasehold improvements:
Capitalized construction costs	2,952,642	2,931,717
Capitalized construction costs	284,496	284,496
Less: accumulated depreciation	(1,139,557)	752,213)
	$2,450,417	$2,789,933

===========================================================================

NOTE 4 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $31,801 and $30,043 is due from an officer of the Company as of December 31, 2001 and 2000, respectively. This note bears interest at 5.85% and is due upon demand.

NOTE 5 - INCOME TAXES

Provision for income taxes is summarized as follows:

	Years ended December 31,
	2001	2000

Current income taxes	$(800)	$(800)
Deferred income taxes	-0-	-0-

Provision for income taxes	$(800)	$(800)

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	December 31,
	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$1,800,000	$1,771,186
Other	-0-	-0-
Gross deferred tax assets	1,800,000	1,771,186
Valuation allowance	(1,800,000)	(1,771,186)
Net deferred tax assets	$-0-	$-0-

As of December 31, 2001, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $6,000,000, which expire through 2020. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

===========================================================================

NOTE 6 - NOTES PAYABLE

Notes payable as of December 31, 2001 and 2000, consist of the following:

	2001	2000

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

	$403,440	$389,940

Unsecured convertible promissory note which is not to exceed $1,500,000 Interest accrues at 12% per year, payable quarterly. Conversion can be exercised at maturity ( upon demand ) at a price of $ 0.40 per share	1,114,671	1,114,671

Unsecured convertible promissory of $300,000 dated December 3, 1999 with a maturity date of December 1, 2000, and accrues interest at 12% per annum. Conversion can be exercised at Maturity at a price of $ 0.36 per share	300,000	300,000

Unsecured convertible promissory of $100,000 dated January 10, 2000 with a maturity date of December 1, 2000, and accrues interest at 10% Per annum. Conversion can be exercised at maturity at a price of $ 0.25 per share	-0-	100,000

TOTALS	$1,818,111	$1,904,611

===========================================================================

NOTE 6 - NOTES PAYABLE (Continued)

Accrued interest related to notes payable totaled $193,860 and $218,157 as of December 31, 2001 and 2000, respectively. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 11, and this will have a significant effect on the notes payable. Interest accruals ceased as of the filing date. Also, the Company is negotiating new terms for all of the outstanding notes payable through the Bankruptcy Court.

NOTE 7 - INTEREST EXPENSE

	Years ended December 31,
	2001	2000

Interest expense incurred	$113,894	$215,062
Less: Capitalization interest	-0-	-0-
Net Interest expense	$113,894	$215,062

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility. The operating lease is for a period of ten years with two renewal options, each for an additional five years. At December 31, 2001, minimum annual rental commitments under this non-cancelable lease were as follows:

Year Ending

2002	155,500
2003	161,500
2004	167,500
2005	167,500

$652,000

===========================================================================

NOTE 9 - SHAREHOLDERS' EQUITY

Stock option plans

The Company has approved two stock option plans that become effective January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, with a corresponding credit to additional paid in capital. For the periods ended December 31, 2001 and 2000 the Company did not issue any additional stock compensation.

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

	12-31-01	12-31-00
Net (loss):
As reported	$(308,547)	$(961,014)
Pro forma	$(308,547)	$(961,014)
Basic net (loss) per share:
As reported	$(.04)	$(0.13)
Pro forma	$(.04)	$(0.13)
Diluted net (loss) per share:
As reported	$(.00)	$(0.09)
Pro forma	$(.00)	$(0.09)

A summary of the activity of the stock options for the year ended December 31, 2001 is as follows:

===========================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

	December 31, 2001
	Weighted Average
	Share	Exercise Price

Outstanding at beginning of period	$1,970,000	$0.25
Granted	-0-
Forfeited	-0-
Exercised	-0-
Exercisable at end of period	$1,970,000	$0.25

Weighted-average fair value of options granted during the period		$0.25

Weighted-average remaining contractual life	8 years

NOTE 10 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS

As required by SFAS 7 the Company deemed development stage company for all prior years. With the opening and operation of its first night club location in January, 2000 the Company is no longer classified as a development stage company.

NOTE 11 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord. The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. The Company has submited its reorganization plan and is waiting for approval. On September 21, 2001 Boystoys.Com, Inc. subsidairy (RMA of San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company estimates that it has incurred an estimated $200,000 in professional fees related to the bankruptcy filing that have not been reflected in the books. The Company will record these expenses when they are approved by the Court.

===========================================================================

NOTE 12 - SEGMENT REPORTING DISCLOSURES

Effective January 1, 2000 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company plans to open and operate several night clubs throughout the United States, and to provide operating information per each club. During 2000 the Company operated such a club in San Francisco through its subsidiary RMA of San Francisco, Inc. (San Francisco). The following table summarizes sales, operating profits, depreciation and amortization expenses, and assets for reportable segments (San Francisco) for the year ended December 31, 2001 and 2000. Consolidated operating gross profit is reconciled to Boystoys.com's income before income taxes:

	2001	2000

Sales and Gross Profit:
Net Sales	2,530,712	2,237,775
Cost of Sales	(376,685)	(473,570)
Gross Profit	2,154,027	1,764,205

Operating Profit (Loss):
San Francisco	280,911	11,150
Corporate	(89,423)	(375,199)
	191,488	(364,049)

Depreciation & Amortization:
San Francisco	(387,044)	(382,539)
Corporate	-	-
	(387,044)	(382,539)

Other Corporate Income & (Expenses):
Interest income	1,758	1,436
Interest expense	(113,894)	(215,062)
	(112,136)	(213,626)

	(307,692)	(960,214)
Total Assets:
San Francisco	2,711,491	2,751,780
Corporate	15,930	208,613
	2,727,421	2,960,393

===========================================================================