Form 10QSB
period 2002-03-31
BOYSTOYS COM INC
filed 2002-05-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                     For the Quarter Ending March 31, 2002

                         Commission File No. 000-28684


                              BoysToys.com, Inc.
                              ------------------
            (Exact name of Registrant as specified in its Charter)

      Incorporated under the Laws
        of the State of Delaware                      33-0824801
        -----------------------                ------------------------
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

                                     None
                                --------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

                  Common Stock Outstanding at March 31, 2002
                  8,172,139 Shares at $0.001 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    NO    .


===============================================================================

                              BoysToys.com, Inc.

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements & Letter of Independent Accountants
         Letter of Independent Accountants . . . . . . . . . . . . . .   F-1
         Consolidated Balance Sheets
              March 31, 2002 (unaudited) and December 31, 2001 . . . .   F-2
         Consolidated Statements of Operations (unaudited)
              Three Months Ended March 31, 2001 (unaudited)
              and Three Months Ended March 31, 2002 (unaudited)  . . .   F-3
         Consolidated Statements of Cash Flows (unaudited)
              Three Months Ended March 31, 2001 and March 31, 2002 . .   F-4
         Notes to Consolidated Financial Statements (unaudited)  . . .   F-5

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

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              ARMANDO C. IBARRA
                         CERTIFIED PUBLIC ACCOUNTANTS
                         (A Professional Corporation)

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                           Certified Public Accounts



The Board of Directors
BoysToys.com, Inc.


We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of March 31, 2002 and December 31, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for ccounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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



______________________
ARMANDO C. IBARRA, CPA

San Diego, California
May 8, 2002


               296 H Street, Second Floor, Chula Vista, CA 91910
Tel: (619) 422-1348                                         Fax: (619) 422-1465

                                    F - 1
===============================================================================

                              BOYSTOYS.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                  As of March 31, 2002 and December 31, 2001

                                                     March 31,   December 31,
                                                       2002          2001
                                                    ----------    ----------
                   ASSETS
Current Assets:
     Cash                                           $  111,929    $   83,655
     Employee Advances                                    (958)        1,065
     Prepaid Expenses                                   34,703        40,531
     Inventory                                          44,905        46,992
                                                    ----------    ----------
Total Current Assets                                   190,579       172,243

Property and Equipment, Net                          2,359,615     2,450,417

Other Assets:
     Note Receivable - Officer                          32,266        31,801
     Investment in Fine Art                             24,670        22,000
     Deposits                                           52,718        52,718
                                                    ----------    ----------
Total Other Assets                                     109,654       106,519
                                                    ----------    ----------

TOTAL ASSETS                                        $2,659,848    $2,729,179
                                                    ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses          $  282,284    $  264,587
     Equipment Lease Payable                            22,551        24,324
     Accrued Interest                                  193,860       193,860
     Convertible Debt                                1,818,111     1,818,111
                                                    ----------    ----------
Total Current Liabilities                            2,316,806     2,300,882
                                                    ----------    ----------
TOTAL LIABILITIES                                    2,316,806     2,300,882

Shareholders' Equity:
Preferred stock, $.01 par value (10,000,000
     authorized; none issued and outstanding.)            -             -
Common Stock, $.01 par value ( 20,000,000
     shares authorized; issued and outstanding:
     8,172,139 as of March 31, 2002 and
     December 31, 2001)                                 81,721        81,721
Additional Paid-in-capital                           9,535,158     9,535,158
Common stock subscribed                                (62,500)      (62,500)
Deficit accumulated during the development stage    (7,856,576)   (7,856,576)
Retained earnings                                   (1,354,761)   (1,269,506)
                                                    ----------    ----------
Total Shareholders' Equity                             343,042       428,297
                                                    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $2,659,848    $2,729,179
                                                    ==========    ==========

                See Notes to Consolidated Financial Statements.

                                    F - 2
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2002 and 2001

                                             For the Three Months
                                               Ended March 31,
                                          -------------------------
                                             2002          2001
                                          -----------   -----------
Revenues                                  $   622,984   $   617,866

Cost of Sales                                  95,269        95,097
                                          -----------   -----------
Gross Profit                                  527,715       522,769

     Depreciation & Amortization              (97,911)      (96,313)
     General and Administrative Expenses     (515,524)     (437,255)
                                          -----------   -----------
Total General & Administrative Expenses      (613,435)     (533,568)
                                          -----------   -----------

Operating Loss                                (85,720)      (10,799)

Other Income (Expenses):
     Interest Income                              465          -
     Interest Expense                            -          (65,339)
                                          -----------   -----------
Total Other Income (Expenses)                     465       (65,339)
                                          -----------   -----------

Deficit Before Income Taxes                   (85,255)      (76,138)

Provision for Income Taxes                       -             (200)
                                          -----------   -----------

Net Loss                                  $   (85,255)  $   (76,338)
                                          ===========   ===========

Net loss per share                        $    (0.01)   $    (0.01)
                                          ===========   ===========

Weighted average shares used
  for net loss per share                    8,172,139     7,122,371
                                          ===========   ===========

Net loss per diluted share                $     0.02    $    (0.00)
                                          ===========   ===========

Weighted average shares used
  for net loss per diluted share           10,122,139    10,987,124
                                          ===========   ===========

                See Notes to Consolidated Financial Statements.

                                    F - 3
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine and Three Months Ended September 30, 2001 and 2000

                                                       For the Three Months
                                                         Ended March 31,
                                                    -------------------------
                                                       2002          2001
                                                    -----------   -----------
Cash Flows from Operating Activities:
     Net  Loss                                      $   (85,255)  $   (76,338)
     Non-cash operating activities
          included in deficit
          Amortization and depreciation                  97,911        96,313
     (Increase) decrease in assets :
          Inventory                                       2,087         1,985
          Prepaid expenses                                5,828          -
          Note receivable-officer                          (465)           49
          Employee advances                               2,023       (31,678)
     Increase (decrease) in liabilities :
          Accounts payable and accrued expenses          17,697        61,663
          Accrued interest                                 -           26,594
          Equipment lease payable                        (1,773)       (8,234)
                                                    -----------   -----------
Net cash used in operating activities                    38,053        70,354
                                                    -----------   -----------

Cash Flows from Investing Activities
     Purchase of equipment and improvements              (7,109)      (25,016)
     Investment in fine art                              (2,670)       (3,000)
                                                    -----------   -----------
Net cash used in investing activities                    (9,779)      (28,016)
                                                    -----------   -----------

Cash Flows from Financing Activities :
     Increase (decrease) in convertible notes              -          (37,298)
                                                    -----------   -----------
Net cash provided by financing activities                  -          (37,298)
                                                    -----------   -----------

Net increase in cash                                     28,274         5,040

Cash at beginning of period                              83,655        15,927
                                                    -----------   -----------

Cash at end of period                               $   111,929   $    20,967
                                                    ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
 Interest ( Net of amount capitalized )             $     2,733   $    38,745
                                                    ===========   ===========

 Income Taxes                                       $      -      $      -
                                                    ===========   ===========

                See Notes to Consolidated Financial Statements.

                                    F - 4
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity for all periods prior to 2000 consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. In January 2000 operations commenced on this locationin San Francisco.

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco (See Note 13).


                                    F - 5
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company is currently capitalizing all leasehold improvements, equipment and fixtures associated with the development of its first establishment located in San Francisco, California. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements are being amortized using the straight-line method over the shorter of either the estimated life of the improvements or the length of the lease.

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


                                    F - 6
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


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


                                    F - 7
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


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


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2002, consists of the following:

          Equipment and fixtures               $    358,058
          Leasehold improvements:
               Capitalized construction costs     2,952,642
               Capitalized interest                 284,496
          Silverware/china                            1,887
          Less: accumulated depreciation         (1,237,468)
                                               ------------
               Total property and equipment    $  2,359,615
                                               ============


                                    F - 8
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


NOTE 4 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,266 is due from an officer of the Company as of March 31, 2002 . This note bears interest at 5.85% and is due upon demand.


NOTE 5 - INCOME TAXES

Provision for income taxes is summarized as follows:

                                       For the Three Months Ended
                                             March 31, 2002
                                       --------------------------
          Current income taxes                  $    800
          Deferred income taxes                   - 0 -
                                                --------
          Provision for income taxes            $    800
                                                ========

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

                                       For the Three Months Ended
                                             March 31, 2002
                                       --------------------------
          Deferred tax assets:

          Net operating loss carryforwards    $  1,900,000
          Other                                     - 0 -
                                              ------------
          Gross deferred tax assets              1,900,000
          Valuation allowance                   (1,900,000)
                                              ------------
          Net deferred tax assets             $     - 0 -
                                              ============

As of March 31, 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.


                                    F - 9
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


NOTE 6 - NOTES PAYABLE

Notes payable as of March 31, 2002 , consist of the following:

          Secured promissory notes with issuance dates
          ranging from September 1995 to May 2000 and
          with interest rates ranging from 8% to 12% per
          annum.  The notes are due at the earlier of one
          year after the date of the note or 60 days after
          the Company's common stock is traded on any
          securities exchange or in any over-the-counter
          market.  The notes and accrued interest thereon
          are secured by Company common stock and note
          holders have the option to convert their debt into
          common stock.  These notes were not paid at their
          maturity dated and are due upon demand.  Rates
          for conversion vary from $.40 to $1 per share.      $   403,440

          Unsecured convertible promissory note which is
          not to exceed $1,500,000 Interest accrues at 12%
          per year, payable quarterly.  Conversion can be
          exercised at maturity ( upon demand ) at a price
          of $ 0.40 per share.                                  1,114,671

          Unsecured convertible promissory of $300,000
          dated December 3, 1999 with a maturity date of
          December 1, 2000, and accrues interest at 12%
          per annum.  Conversion can be exercised at
          Maturity at a price of $ 0.36 per share.                300,000

          Unsecured convertible promissory of $100,000
          dated January 10, 2000 with a maturity date of
          December 1, 2000, and accrues interest at 10%
          Per annum.  Conversion can be exercised at
          maturity at a price of $ 0.25 per share                  - 0 -
                                                              -----------

          TOTALS                                              $ 1,818,111
                                                              ===========


                                    F - 10
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


NOTE 6 - NOTES PAYABLE (Continued)

Accrued interest related to notes payable totaled $193,860 as of March 31, 2002. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price.

The Company filed for bankruptcy protection, as discussed in Note 11, and this will have a significant effect on the notes payable. Interest accruals ceased as of the filing date. Also, the Company is negotiating new terms for all of the outstanding notes payable through the Bankruptcy Court.


NOTE 7 - INTEREST EXPENSE

                                       For the Three Months Ended
                                             March 31, 2002
                                       --------------------------
          Interest expense incurred           $    113,894
          Less:  Capitalization interest            - 0 -
                                              ------------
          Net Interest expense                $    113,894
                                              ============


NOTE 8 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility.
The operating lease is for a period of ten years with two renewal options, each for an additional five years. At March 31, 2002, minimum annual rental commitments under this non-cancelable lease were as follows:

                Year Ending
                   ----
                   2002               155,500
                   2003               161,500
                   2004               167,500
                   2005               167,500


                                    F - 11
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002


NOTE 9 - SHAREHOLDERS' EQUITY

STOCK OPTION PLANS

The Company has approved two stock option plans that become effective
January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, with a corresponding credit to additional paid in capital. For the years ended December 31, 2001 and 2000 the Company did not issue any additional stock compensation.


NOTE 10 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS

As required by SFAS 7 the Company deemed development stage company for all prior years. With the opening and operation of its first night club location in January, 2000 the Company is no longer classified as a development stage company.


NOTE 11 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord. The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. The Company has submitted its reorganization plan and is waiting for approval. On September 21, 2001 Boystoys.Com, Inc. subsidiary (RMA of San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States
Bankruptcy Code.   The Company estimates that it has incurred an estimated
$210,000 in professional fees related to the bankruptcy filing that have not been reflected in the books. The Company will record these expenses when they are approved by the Court.


                                    F - 12
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which may be obtained by writing BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

RESULTS OF OPERATIONS

FIRST QUARTER 2002

     During the first three months ending March 31, 2002 ("First Quarter 2002"), the Company recorded Sales revenues of $622,984 from the operations of its upscale gentlemen's club at 412 Broadway, San Francisco, California 94133 (the "Club"). In comparison, during the three months ending March 31, 2001 ("First Quarter 2001"), the Company recorded sales revenues of $617,866 from the operations of the Club.

     While Sales revenues increased by almost 1% during First Quarter 2001 to First Quarter 2002, the Company believes that the Company's ability to maintain and even increase overall Sales revenues even slightly from the comparable period last year despite less than sanguine San Francisco-area economic conditions (in light of the events of September 11, 2001), was not disappointing and demonstrates the overall strength of the marketing position of the Company's San Francisco Club. The Company notes that Sales revenues during First Quarter 2001 have increased by 24.60% from Sales revenues recorded during the first three months ending March 31, 2000 (which were $499,976 during that period).

     The Company did not derive any Sales revenues from its six Developmental Web Sites during the First Quarter 2002 or First Quarter 2001 and all of the Company's Sales revenues were derived solely from the Club.

     Sales revenues were primarily derived from: (1) food and beverage sales;
(2) Boardroom VIP membership sales; (3) nightclub admission (door) fees;
(4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees"); (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $100 for the right to perform at the Club during any shift.)

     Cost of Sales during First Quarter 2002 were $95,269 or 15.29% of Sales revenues during that period. This compares to First Quarter 2001 when Cost of Sales were $95,097 or 15.39% of Sales during that period. (By comparison, during the comparable first three months of 2000, Cost of Sales totaled $150,124 or 30.03% of Sales revenues.)

     Cost of Sales is primarily made up of food and beverage costs, labor costs, supply costs, and other costs incurred in operating the Club.


     After deducting Cost of Sales, the Company's Gross Profit during the First Quarter 2002 was $527,715. This represented a gross margin (computed as Gross Profit divided Sales) of approximately 84.71% compared to a Gross Profit of $522,769 with a gross margin of approximately 84.61% during the First Quarter 2001. The Company's gross margin remained stable as the Company has continued to implement inventory management controls on food and liquor and improve labor scheduling while also increasing sales of Diamond Dollars and Entertainer Lease fees.

     General and Administrative Expenses for the First Quarter 2002 were $515,524. This represented an increase from $437,255 of about 17.90% in General and Administrative Expenses incurred during the First Quarter 2001.
The increase was primarily due to the fees paid the Company's Bankruptcy Court-appointed executive manager who was paid $51,000 during First Quarter 2002.
The Company did not incur his salary costs of $17,000 per month during the comparable First Quarter 2001 period.

     Apart from these fees, the remaining General and Administrative Expenses included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses.


                                    - 15 -
===============================================================================

     The Company also incurred Depreciation and Amortization Expenses of $97,911 during the First Quarter 2002 compared to Depreciation and Amortization Expenses of $96,313 during the First Quarter 2001. These represent non-cash charges against the Company's revenues to allocate the costs of capital expenditures made in prior periods.

     As a result, during the First Quarter 2002 the Company incurred an operating loss of $85,720 compared to First Quarter 2001 when the Company incurred an Operating Loss of $10,799. The increase in the Company's Operating Loss was a direct result of the expenses incurred for fees paid to an executive manager appointed by the Bankruptcy Court and costs and expenses related to the Company's Bankruptcy filing.

     In addition, during First Quarter 2002, the Company recorded no Interest Expense and $465 in Interest Income. In contrast, during the First Quarter 2001, the Company recorded Other Income and Expenses as follows: no Interest Income and $65,339 in Interest Expense. The reduction in Interest Expense during the First Quarter 2002 was due to an order of the Bankruptcy Court that suspended these expenses.

     As a result during the First Quarter 2002, Total Other Income and Expenses was $465 compared to ($65,339) (a negative number) during the First Quarter 2001.

     This resulted in a Deficit Before Income Taxes of $85,255 during the First Quarter 2002 compared to a Deficit Before Income Taxes of $76,138 for the First Quarter 2001.

     After adding a Provision for Income Taxes (i.e., California Franchise Taxes), the Company recorded a Net Loss of $85,255 during the First Quarter 2002 compared to a Net Loss of $76,338 during the First Quarter 2001.

     On a per share basis, the Net Loss during the First Quarter 2002 resulted in a Net Loss Per Common Share of about $0.01 compared to a Net Loss Per Share of $0.01 during the First Quarter 2001.


                                    - 16 -
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company has taken every effort to conserve its cash resources and undertake cash controls despite its obligation to pay a Bankruptcy Court-appointed executive manager $17,000 per month in fees (since October 2001) and pay other lesser Court-mandated fees and expenses.

     However, even with these extraordinary burdens, the Company was able to increase its Cash levels to $111,929 as of March 31, 2002 compared to its Cash levels of $83,655 as of December 31, 2001. And, during the First Quarter 2002, the Company recorded Net Cash Used in Operating Activities of $38,,053 compared to the First Quarter 2001 when the Company recorded Net Cash Used in Operating Activities of $70,354.

     The Company's cash flow during the First Quarter 2002 improved compared to First Quarter 2001 since the Company reduced capital expenditures for equipment and other improvements from $25,016 during the First Quarter 2001 to $7,109 during First Quarter 2002.

     During the First Quarter 2002, the Company did not reduce the outstanding amount of convertible notes while, by comparison, during First Quarter 2001, the Company reduced the outstanding amount of convertible notes by $37,298.

     The Company did not issue any additional shares of its Common Stock during First Quarter 2002.

     Therefore, after including these effects, the Company had a Net Increase in Cash of $28,274 during First Quarter 2002 compared to $5,040 during the First Quarter 2001.

     However, the Company's liquidity remains extremely low. As of March 31, 2002, the Company had $190,539 in Total Current Assets. On the same date the Company had $2,316,806 in Total Current Liabilities. By comparison, on December 31, 2001, the Company had $172,243 in Total Current Assets and $2,300,882 in Total Current Liabilities.

     On May 8, 2001, the Company filed a petition in the U.S. Bankruptcy Court for the Northern District of California. The bankruptcy filing was sought to protect the Company from the actions of a holder of a lien on the building and the landlord of the real property leased by the Company for the operation of its Club. While the Company believes that it may emerge from U.S. Bankruptcy Court with its operations intact, there can be no assurance that it will be successful. The Company's plan of reorganization is opposed by certain creditors of the Company who hold significant amounts of the Company's outstanding liabilities. These creditors and others who are supportive of their position, seek to liquidate the Company which, if such a strategy were approved by the U.S. Bankruptcy Court, would result in the full and complete loss of any investment made by any holder of the Company's Common Stock. Further, the Company's liquidity will continue to bear the stress of any costs and expenses of Bankruptcy, including, but not limited to, fees to be paid to lawyers and other administrative costs associated with its bankruptcy.


                                    - 17 -
===============================================================================

     The Company's management recognizes the difficulties and challenges it faces. And although the Company believes that its Club is now well-established in the San Francisco-market area, the costs associated with the Company's bankruptcy will require that the Company seek additional equity financing. Additional equity financing, if it can be obtained, will likely result in the issuance of a significant amount of additional shares of the Company's common stock, preferred stock, or a combination of them. If this financing is obtained, the Company believes that existing shareholders will incur substantial, immediate, and permanent dilution of their existing investment.

     Further, there can be no assurance that the Company will be successful in obtaining any additional equity financing. Given the Company's bankruptcy status and that the Company faces continued challenges from creditors who oppose the Company's plan of reorganization, the Company ability to obtain equity financing will be very challenging.

     Further, if the Company is to prevail, the Company will need to continue to conserve its cash expenditures.

     The Company continues to face significant operating and financial challenges and the ability of the Company to meet its financial obligations will likely continue until the U.S. Bankruptcy Court approves a plan of reorganization. There can be no assurance that any such plan of reorganization will be approved or, if it is approved, that it will be approved within a reasonable time and that the Company can avoid protracted litigation and related costs and expenses.

     By comparison, if the Company's creditors were to succeed in obtaining the U.S. Bankruptcy Court's approval to liquidate the Company in its entirety, then the investment made by all of the Company's shareholders will, in every likelihood, be lost. In that event, any holder of the Company's Common Stock will lose all of their investment with no hope of recovery.

     While the Company's officers and directors have vigorously opposed each and every effort by certain of the Company's creditors who have not supported the Company's management and its efforts to reorganize the Company, there can be no assurance that these opposing creditors will not be successful. In that event, the Company's shareholders will lose all of their investment with no hope of recovery.


                                    - 18 -
===============================================================================

ITEM 1a.  FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. Further, since the Company filed a petition in U.S. Bankruptcy Court for the Northern District of California, the Company faces continued uncertainties which will impact its ability to survive as a business. In this context, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. CONTINUED OPERATING LOSSES. The Company incurred significant losses during the twelve months ending December 31, 2001 and losses during the three months ending March 31, 2002. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. IMPACT OF BANKRUPTCY FILING & CONTINUING UNCERTAINTY. On May 8, 2001, the Company's management filed a petition in the U.S. Bankruptcy Court for the Northern District of California. The bankruptcy filing was sought to protect the Company from the actions of a holder of a lien on the building and the actions of the owner of the real property leased by the Company for the operation of its Club. While the Company hopes that it will emerge from U.S. Bankruptcy Court with its operations intact, there can be no assurance that the Company will not incur significant and protracted costs and resulting financial difficulties as a result of the bankruptcy filing. The Company also anticipates that it will incur significant legal fees and costs as a result of the action it has taken in seeking the protection of the bankruptcy laws. There can be no assurance that the Company will successfully resolve these or any other issues that may arise in U.S. Bankruptcy Court or that the Company will do so without substantial dilution and loss to the Company's current stockholders. The Company's shareholders may well lose all ofr their investment with no hope of any recovery as a result or if the U.S. Bankruptcy Court adopts proposals supported by certain of the Company's creditors or if the Company were forced into liquidation.

3. UNCERTAINTIES OF OUTCOME OF BANKRUPTCY. While the Company has expended substantial resources for the development of its Club in San Francisco, California. The Club is subject to changing state and municipal codes and ordinances and the many uncertainties associated with its bankruptcy.

4. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of March 31, 2002, an aggregate of $2,300,882 in current liabilities that are due for payment prior to
March 31, 2003.   While the Company believes that the Company's operation of the Club will be successful and will allow the Company to generate sufficient profits and cash flow to service and repay its existing debt provided that the U.S. Bankruptcy Court does not make contrary determinations, the Company will need to obtain additional equity financing. There can be no assurance that the Company will be successful in obtaining any such equity financing or, if it is obtained, that the Company's existing stockholders will not lose all of their investment.

5. AUDITOR'S OPINION: GOING CONCERN. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 2000 and 2001, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


                                    - 19 -
===============================================================================

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

10. CONTROL BY OFFICERS AND DIRECTORS. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 2001 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option").
The Potter Option expires on February 13, 2004.

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


                                    - 20 -
===============================================================================

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

15. NO ASSURANCE OF AVAILABILITY OF THE ADDITIONAL CAPITAL & PAYMENT OF DEBTS. The Company's continued operation of its existing Club will be dependent upon the Company's ability to meet its obligations due as Total Current Liabilities and those required by the U.S. Bankruptcy Court for payment of administrative claims and other associated costs and expenses. There can be no assurance that the Company will be successful in paying these debts.

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


                                    - 21 -
===============================================================================

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

20. RULE 144 STOCK SALES. As of December 31, 2001, the Company had 2,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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


                                    - 22 -
===============================================================================

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


                                    - 23 -
===============================================================================

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.

     On May 8, 2001, the Company filed a petition in U.S. Bankruptcy Court for
the Northern District of California in San Francisco, California.   The Company
took the action to preserve its rights to operate its upscale gentlemen's club from the actions taken by a lien holder who is sought immediate payment of $100,000. The lien was subsequently paid in August 2001.

     As of this date, the Company is currently subject to the supervision of the U.S. Bankruptcy Court for the Northern District of California and while the Company remains hopeful that its plans will prevail, no plan of reorganization approved by the Court and the Company is currently acting as "debtor in possession."

     The Company is not certain when or if it will not likely emerge from bankruptcy. The Company is not able to predict if or identify the exact date at which any such plan of reorganization will be approved.


ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

     (c)  Issuances of Equity Securities

          None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See discussion above regarding filing in U.S. Bankruptcy Court for the Northern District of Califoirnia.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     Not applicable.


                                    - 24 -
===============================================================================

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


     (B)  Form 8-K

     The Company did not file any reports on Form 8-K during the three months ending March 31, 2002.


                                    - 25 -
===============================================================================

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Registrant:
                                     BoysToys.com, Inc.




                                     /s/ Ralph M. Amato
                                     Ralph M. Amato, President, Chairman, & CFO


Date: April 12, 2002

                                    - 26 -
===============================================================================