Form 10QSB
period 2002-06-30
BOYSTOYS COM INC
filed 2002-08-16
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2002 was 8,172,139 shares.

===============================================================================

                              BoysToys.com, Inc.

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets
              June 30, 2002 (unaudited) and June 30, 2001 . . . . . . .    F-1
         Consolidated Statements of Operations (unaudited)
              Three Months Ended June 30, 2002 (unaudited)
              and Three Months Ended June 30, 2001 (unaudited)
              and Six Months Ended June 30, 2002 (unaudited)
              and Six Months Ended June 30, 2001  . . . . . . . . . . .    F-2
         Consolidated Statements of Cash Flows (unaudited)
              Six Months Ended June 30, 2002 and June 30, 2001  . . . .    F-3
         Notes to Consolidated Financial Statements (unaudited) . . . .    F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . .     14

Item 2A. Factors That May Affect Future Results . . . . . . . . . . . .     30


PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     35

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .     35

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .     35

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .     35

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .     35

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .     35

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36

                                    -  2 -
===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

                              BOYSTOYS.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                  As of June 30, 2002 and December 31, 2001

                                                June 30,    December 31,
                                                  2002          2001
                                               ----------    ----------
                   ASSETS
Current Assets:
     Cash                                      $   62,564    $   83,655
     Employee Advances                              7,316         1,065
     Prepaid Expenses                              25,893        40,531
     Inventory                                     50,702        46,992
                                               ----------    ----------
Total Current Assets                              146,475       172,243

Property and Equipment, Net                     2,262,777     2,450,417

Other Assets:
     Note Receivable - Officer                     32,738        31,801
     Investment in Fine Art                        25,320        22,000
     Deposits                                      52,718        52,718
                                               ----------    ----------
Total Other Assets                                110,776       106,519
                                               ----------    ----------

TOTAL ASSETS                                   $2,520,028    $2,729,179
                                               ==========    ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses     $  215,675    $  264,587
     Equipment Lease Payable                       20,779        24,324
     Accrued Interest                             193,860       193,860
     Convertible Debt                           1,818,111     1,818,111
                                               ----------    ----------
Total Current Liabilities                       2,248,425     2,300,882
                                               ----------    ----------
TOTAL LIABILITIES                               2,248,425     2,300,882

Shareholders' Equity:
Preferred stock, $.01 par value (10,000,000
     authorized; none issued and outstanding.)       -             -
Common Stock, $.01 par value (20,000,000
     shares authorized; issued and outstanding:
     8,172,139 as of June 30, 2002 and
     December 31, 2001)                            81,721        81,721
Additional Paid-in-capital                      9,535,158     9,535,158
Common stock subscribed                           (62,500)      (62,500)
Deficit accumulated during development stage   (7,856,576)   (7,856,576)
Retained earnings                              (1,426,200)   (1,269,506)
                                               ----------    ----------
Total Shareholders' Equity                        271,603       428,297
                                               ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,520,028    $2,729,179
                                               ==========    ==========

               See Notes to Consolidated Financial Statements.

                                     F-1
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2001 and 2000

                                                For the Six Months        For the Three Months
                                                  Ended June 30,             Ended June 30,
                                              -----------------------   -----------------------
                                                 2002         2001         2002         2001
                                              ----------   ----------   ----------   ----------
Revenues                                      $1,190,209   $1,256,536   $  567,225   $  638,670

Cost of Sales                                    175,196      189,559       79,927       94,462
                                              ----------   ----------   ----------   ----------
Gross Profit                                   1,015,013    1,066,977      487,298      544,208

Depreciation & Amortization                     (195,881)        -         (97,970)        -
General & Administrative Expenses               (976,763)   1,104,943)    (461,239)    (571,375)
                                              ----------   ----------   ----------   ----------
Total General & Administrative Expenses       (1,172,644)  (1,104,943)    (559,209)    (571,375)

Operating Loss                                  (157,631)     (37,966)     (71,911)     (27,167)

Other Income (Expenses)
     Interest Income                                 937         -             472         -
     Interest Expense                               -         (82,496)        -         (17,157)
                                              ----------   ----------   ----------   ----------
Total Other Income (Expenses)                        937      (82,496)         472      (17,157)
                                              ----------   ----------   ----------   ----------
Deficit Before Income Taxes                     (156,694)    (120,462)     (71,439)     (44,324)

Provision for Income Taxes                          -            (400)        -            -
                                              ----------   ----------   ----------   ----------

Net Loss                                      $ (156,694)  $ (120,862)  $  (71,439)  $  (44,324)
                                              ==========   ==========   ==========   ==========

Net loss per share                            $   (0.02)   $   (0.01)   $   (0.01)   $   (0.01)
                                              ==========   ==========   ==========   ==========

Weighted average shares used
     for net loss per share                    8,172,139    8,172,139    8,172,139    8,172,139
                                              ==========   ==========   ==========   ==========

Net loss per diluted share                    $   (0.02)   $   (0.00)   $   (0.01)       (0.00)
                                              ==========   ==========   ==========   ==========

Weighted average shares used
     for net loss per diluted share           10,122,139   12,036,892   10,122,139   12,036,892
                                              ==========   ==========   ==========   ==========

               See Notes to Consolidated Financial Statements.

                                     F-2
===============================================================================

                              BOYSTOYS.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six and Three Months Ended June 30, 2002 and 2001

                                                   For the Six Months        For the Three Months
                                                     Ended June 30,             Ended June 30,
                                                 -----------------------   -----------------------
                                                    2002         2001         2002         2001
                                                 ----------   ----------   ----------   ----------
Cash Flows from Operating Activities:
     Net Loss                                    $ (156,694)  $ (120,862)  $  (71,439)  $  (44,124)
     Non-cash operating activities
     included in deficit accumulated:
        Amortization and depreciation               195,881      206,851       97,970      110,538
     (Increase) decrease in assets:
        Inventory                                    (3,710)      (3,820)      (5,797)      (5,805)
        Prepaid expenses                             14,638      (24,459)       8,810        7,219
        Employee advances                            (6,251)      (1,736)      (8,274)      (1,785)
        Note receivable-officer                        (937)        -            (472)        -
     Increase (decrease) in liabilities:
        Accounts payable                            (48,912)      57,032      (66,609)      (5,030)
        Equipment lease payable                      (3,545)     (10,689)      (1,772)      (2,455)
        Accrued interest                               -          26,594         -            -
                                                 ----------   ----------   ----------   ----------

Net cash provided (used) by operating activities     (9,530)     128,911      (47,583)      58,558
                                                 ==========   ==========   ==========   ==========

Cash Flows from Investing Activities:
     Purchase of equipment and improvements          (8,241)     (25,015)      (1,132)        -
     Investment in fine art                          (3,320)      (4,000)        (650)      (1,000)
                                                 ----------   ----------   ----------   ----------
Net cash provided (used) by investing activities    (11,561)     (29,015)      (1,782)      (1,000)
                                                 ==========   ==========   ==========   ==========

Cash Flows from Financing Activities :
     Increase (decrease) in convertible notes          -         (57,298)        -         (20,000)
     Stock issuances                                   -            -            -            -
                                                 ----------   ----------   ----------   ----------
Net cash provided (used) by financing activities       -         (57,298)        -         (20,000)
                                                 ==========   ==========   ==========   ==========

Net increase (decrease) in cash                     (21,091)      42,598      (49,365)      37,558

Cash at beginning of period                          83,655       15,927      111,929       20,967
                                                 ----------   ----------   ----------   ----------

Cash at end of period                            $   62,564   $   58,525   $   62,564   $   58,525
                                                 ==========   ==========   ==========   ==========


SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION :

Cash paid during the period for:
     Interest ( net of amount capitalized )      $    9,042   $     -      $    6,309   $     -
                                                 ==========   ==========   ==========   ==========
     Income taxes                                $     -      $     -      $     -      $     -
                                                 ==========   ==========   ==========   ==========

               See Notes to Consolidated Financial Statements.

                                     F-3
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


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


                                     F-4
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


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


                                     F-5
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


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


                                     F-6
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


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


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2002, consists of the following:

          Equipment and fixtures               $    359,189
          Leasehold improvements:
               Capitalized construction costs     2,952,642
               Capitalized interest                 284,496
          Silverware/china     1,887
          Less: accumulated depreciation         (1,335,437)
                                               ------------
               Total property and equipment    $  2,262,777
                                               ============


                                     F-7
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


NOTE 4 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of June 30, 2002. This note bears interest at 5.85% and is due upon demand.


NOTE 5 - INCOME TAXES

Provision for income taxes is summarized as follows:

                                    For the Six Months Ended
                                          June 30, 2002
                                    ------------------------
          Current income taxes               $   800
          Deferred income taxes               - 0 -
                                             -------
          Provision for income taxes         $   800
                                             =======

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

                                         For the Six Months Ended
                                               June 30, 2002
                                         ------------------------
     Deferred tax assets:
     Net operating loss carryforwards          $   1,900,000
     Other                                            - 0 -
                                               -------------
     Gross deferred tax assets                     1,900,000
     Valuation allowance                          (1,900,000)
                                               -------------
     Net deferred tax assets                   $      - 0 -
                                               =============

As of June 30, 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.


                                     F-8
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


NOTE 6 - NOTES PAYABLE

Notes payable as of June 30, 2002, consist of the following:

Secured promissory notes with issuance dates
ranging from September 1995 to May 2000 and
with interest rates ranging from 8% to 12% per
annum.  The notes are due at the earlier of one
year after the date of the note or 60 days after
the Company's common stock is traded on any
securities exchange or in any over-the-counter
market.  The notes and accrued interest thereon
are secured by Company common stock and note
holders have the option to convert their debt into
common stock.  These notes were not paid at their
maturity dated and are due upon demand.  Rates
for conversion vary from $.40 to $1 per share.             $     403,440

Unsecured convertible promissory note which is
not to exceed $1,500,000 Interest accrues at 12%
per year, payable quarterly.  Conversion can be
exercised at maturity ( upon demand ) at a price
of $ 0.40 per share.                                           1,114,671

Unsecured convertible promissory of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum.  Conversion can be exercised at
Maturity at a price of $ 0.36 per share.                         300,000

Unsecured convertible promissory of $100,000
dated January 10, 2000 with a maturity date of
December 1, 2000, and accrues interest at 10%
Per annum.  Conversion can be exercised at
maturity at a price of $ 0.25 per share     .                     - 0 -
                                                           -------------

TOTALS                                                     $   1,818,111
                                                           =============


                                     F-9
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


NOTE 6 - NOTES PAYABLE (Continued)

Accrued interest related to notes payable totaled $193,860 as of June 30, 2002. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 11, and this will have a significant effect on the notes payable. Interest accruals ceased as of the filing date. Also, the Company is negotiating new terms for all of the outstanding notes payable through the Bankruptcy Court.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In February 1995, the Company began leasing real property in San Francisco, California, which will be used to open its first night club facility.
The operating lease is for a period of ten years with two renewal options, each for an additional five years. At June 30, 2002, minimum annual rental commitments under this non-cancelable lease were as follows:

                  Year Ending
                  -----------
                     2002               155,500
                     2003               161,500
                     2004               167,500
                     2005               167,500


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


                                     F-10
===============================================================================

                              BOYSTOYS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002


NOTE 9 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS

As required by SFAS 7 the Company deemed development stage company for all prior years. With the opening and operation of its first night club location in January, 2000 the Company is no longer classified as a development stage company.


NOTE 10 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company plans to emerge from this proceeding with a workable plan to repay its major creditors, including the landlord. The Company is current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. The Company has submited its reorganization plan and is waiting for approval. On September 21, 2001 Boystoys.Com, Inc. subsidairy (RMA of San Francisco, Inc.) also filed a petition for relief under
Chapter 11 of the United States Bankruptcy Code.   The Company estimates that
it has incurred an estimated $430,000 in professional fees related to the bankruptcy filing that have not been reflected in the books. The Company will record these expenses when they are approved by the Court.


                                     F-11
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2001, a copy of which may be obtained by writing to BoysToys.com, Inc., 412 Broadway, San Francisco, California 94133.

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.
Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not adopted any plan of reorganization or liquidation of the Company. There can be no assurance that the Court will make any determinations favorable to the Company. Moreover, there can be no assurance that if the Company is able to avoid a liquidation, that the Court will adopt or approve any plan of reorganization which would allow the Company's stockholders the right to retain their interest in the Company or that the Company will retain any interest in its current business, assets, or operations. All of these matters are beyond the Company's control.

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

     Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA has any tangible assets or operations.


                                      14
===============================================================================

INTERNET-RELATED MATTERS

     While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of the internet. Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business. And while the Company did have an internet Web Site for the Company's public and investor relations (namely, Boystoys.com) (the "Corporate Web Site") and previously it had six other Web Sites that opened in October 1999 and which remained in development only, the Company has since terminated these developmental Web Sites (the "Developmental Web Sites")

     Further, and subject to the Company's successful operation of its existing Club and subject to the outcome of the Company's filing in federal Bankruptcy Court for the Northern District of California, the Company may explore this further. However, given the challenges facing the Company in Bankruptcy Court, this is very unlikely.

     Currently, the Company has not identified any acquisition candidates or otherwise conducted any review or evaluation of any precise acquisition target or related strategy. Since the Company filed its petition in the United States Bankruptcy Court on May 8, 2001, the Company has not had the resources to explore or evaluate any acquisition strategies.

     Further given these continuing uncertainties and the fact that as of August 15, 2002, the Court has not adopted any plan of reorganization or liquidation of the Company, there can be no assurance that the Court will make any determinations favorable to the Company. Moreover, there can be no assurance that if the Company is able to avoid a liquidation, that the Court will adopt or approve any plan of reorganization which would allow the Company's stockholders the right to retain their interest in the Company or that the Company will retain any interest in its current business, assets, or operations that it currently holds. All of these matters are beyond the Company's control.

     Under these circumstances, the Company has not retained and will likely not have the financial and managerial resources to obtain independent investment banking or similar advice in connection with any such acquisition but will likely rely primarily upon evaluation made by its management.
In addition, in the event that the Company seeks to implement an acquisition strategy, it is doubtful any such acquisition strategy could currently be undertaken absent a successful resolution of all matters pending before the United States Bankruptcy Court.

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


                                      15
===============================================================================

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


                                      16
===============================================================================

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


                                      17
===============================================================================

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


                                      18
===============================================================================

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


                                      19
===============================================================================

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

LOCATION OF BOYS TOYS CLUB

     The Company's existing Club is located at 408-412 Broadway, San Francisco, California, in the north beach area of the financial district of San Francisco (the "Facility"), approximately four blocks north of the landmark Transamerica Building.

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

MARKETING

     The Club (and any other clubs that the Company may establish), is marketed to attract primarily (if not strictly) professional and white collar businessmen clientele.

     The Company uses the Club's name to develop name recognition and patron loyalty to attract these customers. Due to its upscale theme, exotic dance entertainment experience and quality food and service, the Company believes that its Boys Toy Clubs has the unique ability to attract both local and out-of-town professional and white collar businessmen patronage.


                                      20
===============================================================================

     The tour and travel segment as well as convention segments have been another focus of the Company's marketing strategy. The Company's marketing strategy is designed to inform targeted patrons that Boys Toys Clubs provide a unique and exciting atmosphere not found elsewhere through visual and audio experiences.

     The center of the Company's marketing efforts revolves around its exotic dance entertainment nightclubs. The Company's Boys Toys concept is directed at upscale, professionals and white collar businessmen aged 25-65 who either reside in or near major U.S. commercial center its Club is located or who frequently visit these areas on business.

     The Company's local patrons are primarily men and women who work and/or live near a Boys Toys Club, and who will seek some form of nightclub environment at the end of their work day which will provide a comfortable atmosphere with appropriately priced, high quality, food available. The Company has found that 30-40% of its clientele are women.

     The Company believes it meets this patron segment's needs by providing a quality entertainment experience with a high level of personalized service in a casual, fun setting - an experience that the Company expects will generate repeat visits among the local customer segment.

     The Company believes that the business travel segment is primarily composed of individuals traveling on business where the Club is located. The Company further believes that the marketing approach for this customer requires an emphasis on the beauty and elegance of the Boys Toys Clubs, the exciting atmosphere, and safety.

     The Company promotes and advertises its Boys Toys Restaurant and private VIP members-only men's club segments of its Boys Toys Clubs as if they were not dependent upon its exotic dance entertainment segment. Thus, the Company strongly promotes its Boys Toys Restaurants as an establishment providing the best food possible at reasonable prices. The Company promotes its private VIP members-only men's club as a private location where men can meet to, among other things, discuss and effectuate business in a congenial atmosphere, as well as a place where men can entertain themselves as well as business clients and associates.

     The Company is utilizing billboard, print and direct mail advertising, and is conducting coordinated promotional efforts with local and regional hotels, taxi companies and limousine services.

     Additionally, the Company intends to utilize merchandise as a means of marketing its Boys Toys Clubs. Thus, the Company will promote various Boys Toys merchandise which is expected to be created by the Company as popularity of the Club increases. Such merchandise is expected to include T-Shirts, jackets, sweatshirts, and other memorabilia.

     Because of its Boys Toys Restaurants, and if the Company can maintain the presence and availability of many interesting items displayed prominently throughout the Club, the Company believes that its Club will be able to adopt event-driven promotion oriented marketing strategies. Thus, in addition to traditional advertising techniques, the Company establishes close ties with the entertainment industry so as to provide the Company with extensive promotional opportunities.


                                      21
===============================================================================

     Events such as surprise appearances by recording artists or professional athletes can be expected to attract targeted upscale patrons.

BOYS TOYS CLUB OPERATIONS AND MANAGEMENT

     The Company strives to maintain quality and consistency in its existing Club through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

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

     Overall management of a typical Boys Toys Cabaret Club is conducted by two managers, a day manager and an evening manager in addition the Club's General
Manager.   The Club also employs a staff consisting of approximately 40 hourly employees and 35 part-time employees.

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


                                      22
===============================================================================

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

     The Company's overall policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks. There can be no assurance that if and when the Company develops and implements its trademarks and/or service marks, that such trademarks and/or service marks will afford protection against competitors with similar products and services. There can also be no assurance that the Company's trademarks and/or service marks will not be infringed upon or designed around by others, or that the Company can adequately prosecute or defend any infringements.


                                      23
===============================================================================

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


                                      24
===============================================================================

REGULATORY ASPECTS

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.
Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of the date of this Form 10-QSB, the Court has not determined whether the Company is to be liquidated or if, as an alternative, a plan of reorganization can be adopted. In either event and given the actions taken by certain creditors who are strongly opposed to the Company and the interests of the Company's stockholders, there can be no assurance that if the Company is able to avoid a liquidation, that the Court will adopt or approve any plan of reorganization which would allow the Company's stockholders the right to retain their interest in the Company or that the Company will retain any interest in its current business, assets, or operations. All of these matters are beyond the Company's control.

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


                                      25
===============================================================================

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

     The Company also anticipates that it will also expend substantial sums in legal fees in connection with defending its licenses and any other operating, use, or occupancy licenses it requires to operate its Club. If the Company later acquires and operates any other gentlemen's clubs at any other location, it will likely incur significant similar expenses for any such other location as well. These costs will likely arise since there are significant segments of our society that believe that the Company's business will inhibit the social progress, rights, and dignity of women and the efforts undertaken by these segments to restrict or inhibit the Company and its business. The magnitude of these costs and expenses is expected to be significant.


                                      26
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During the three months ending June 30, 2002 ("Second Quarter 2002"), the Company recorded $567,225 in Sales Revenues compared to $638,670 in Sales Revenues during the three months ending June 30, 2001 ("Second Quarter 2001").

     Sales Revenues for the Second Quarter 2002 decreased by 11.19% from Second Quarter 2001 (although Sales Revenues did not decrease below the amount that the Company had for the comparable period during 2000). The Company believes that the decline was due to the comparatively lower level of overall economic activity in the San Francisco area during 2002 compared to 2001.

     All of the Company's revenues were derived solely from the Company's Club. After deducting $79,927 in Cost of Sales, the Company recorded a Gross Profit of $487,298 for the Second Quarter 2002. This compares to $94,462 in Cost of Sales during the Second Quarter 2001 when the Company recorded $544,208 in Gross Profit during the Second Quarter 2001. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. This represented a decrease in Gross Profit of $56,910 or 10.46% from Gross Profit from Second Quarter 2001 to Second Quarter 2002. The Company believes that the decline in Gross Profit was primarily due to the lower operating level of the Company compared in Second Quarter 2002 to Second Quarter 2001 and the continuing effects of the events that occurred on September 11, 2001.

     The $487,298 in Gross Profit in Second Quarter 2002 represents an 85.91% Gross Profit Margin for Second Quarter 2002. This compares to $544,208 in Second Quarter 2001 which represented an 85.21% Gross Profit Margin (before deduction, in each case, of other operating and non-operating expenses) during their respective periods. (This compares to a 79.70% Gross Profit Margin achieved during Second Quarter 2000.)

     However, during the Second Quarter 2002, the Company recorded $461,239 in General and Administrative Expenses compared to Second Quarter 2001 when the Company recorded $571,375 in General and Administrative Expenses. These expenses related both to the operation of the Company and to the operation of the Club. These expenses are primarily wages, salaries, depreciation and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented a 19.28% decrease from the amount the Company incurred as General and Administrative Expenses during the Second Quarter 2001.

     In addition, during the Second Quarter 2002, the Company recorded $97,970 in Depreciation and Amortization expenses compared to $0 Depreciation and Amortization expenses during Second Quarter 2001.

     As a result, during the Second Quarter 2002, the Company recorded an Operating Loss of $71,911 during the Second Quarter 2002 compared to $27,167 during Second Quarter 2001.

     However, during the Second Quarter 2002 the Company recorded $472 in Interest Income compared to $0 in Interest Income during the Second Quarter
2001.   The Company also recorded no Interest Expense in the Second Quarter
2002 compared to $17,157 in Interest Expense during Second Quarter 2001. The Interest Expense represents amounts incurred on notes payable during the Second Quarter 2001.


                                      27
===============================================================================

     When these amounts are added to the Operating Losses the Company incurred during the period, the Company recorded a Net Loss of $71,439 during the Second Quarter 2002 compared to a Net Loss of $44,324 during the Second Quarter 2001.

     Therefore, the Company recorded a Net Loss Per Share of $0.01 during the Second Quarter 2002 compared to a Net Loss Per Share of $0.00 during the Second Quarter 2001.

SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     During the six months ending June 30, 2002 (the "First Six Months of 2001"), the Company recorded Sales revenues of $1,190,209 compared to $1,256,536 in Sales revenues during the six months ending June 30, 2001 (the "First Six Months of 2001"). All of the Company's revenues during this period were derived from its Club.

     Cost of Sales for the First Six Months of 2002 were $175,196 or approximately 14.72% of the Company's Sales revenues during this period.
This compares to Cost of Sales of $189,559 for the First Six Months of 2001 which were approximately 15.09% of the Company's Sales revenues. Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club.

     The Company's Gross Profit during the First Six Months of 2002 was $1,015,013 which compares to the First Six Months of 2001 when Gross Profit was $1,066,977. Thus, during the First Six Months of 2002, the Company's Gross Profit declined by about 4.87% from the same period in 2001. The Company believes that the decline was due in part to lower volumes associated with the general economic weakness of the San Francisco economy, the effects of the events of September 11, 2001 on business and convention activities in San Francisco, and the indirect effects of the Company's bankruptcy filing.

     General and Administrative Expenses during the First Six Months of 2002, primarily made up of wages, salaries, depreciation, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,172,644 compared to First Six Months of 2001 when these expenses totaled $1,104,943. Thus, General and Administrative Expenses equaled approximately 88% of the Company's Sales revenues of $1,190,209 during the First Six Months of 2002. This compares to the First Six Months of 2001 when the Company recorded Sales revenues of $1,256,536 and Total General and Administrative Expenses of $1,104,943. The Company's Total General and Administrative Expenses increased as a result of $195,881 in Depreciation and Amortization Expenses recorded during the First Six Months of 2002 compared to $0 in Depreciation and Amortization Expenses recorded during the First Six Months of 2001. Without these Depreciation and Amortization Expenses in 2002,
the Company would have recorded an Operating Profit of $38,250.   Throughout
2001 and 2002, the Company has continued to stress efficiencies in labor scheduling and improvements in operations management to gain stronger control of the Company's costs.

     In addition, since the Company filed for protection under federal bankruptcy laws on May 8, 2001, the Company will continue to face uncertainties that are beyond its control. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

     As a result, the Company recorded a Net Loss of $156,694 during the First Six Months of 2002 compared to a Newt Loss of $120,862 during the First Six Months of 2001. And, the Company recorded a Net Loss Per Share of $0.02 during the First Six Months of 2002 compared to a Net Loss Per Share of $0.00 during the First Six Months of 2001.


                                      28
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     On June 30, 2002, the Company had Total Current Assets of $146,475 and Total Current Liabilities of $2,248,425. This compares to December 31, 2001 when the Company had Total Current Assets of $172,243 and Total Current Liabilities of $2,300,882.

     Thus, in relative terms, the Company had about six and one-half cents in Total Current Assets for each one dollar in Total Current Liabilities as of June 30, 2002 (versus less than seven and one-half cents in Total Current Assets per dollar of Total Current Liabilities as of December 31, 2001). As a result, in relative terms, the Company has had a decrease in its liquidity from December 31, 2001 to June 30, 2002.

     And, while $1,818,111 of the Company's $2,248,425 in Total Current Liabilities on June 30, 2002 represented notes payable that were convertible into the Company's common stock, the Company's aggregate Total Current Liabilities of $2,248,425 on June 30, 2002 decreased by $52,457 from that shown as of December 31, 2001.

     The Company has been dependent upon its ability to obtain capital by issuing convertible promissory notes on a private placement basis. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

     On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.
Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. As of August 15, 2002, the Court has not made a determination as to any plan of reorganization or liquidation. There can be no assurance that the Court will make any determinations favorable to the Company.

     The Company's current financial condition and the protracted adversarial legal actions taken by certain of the Company's creditors have served to create additional difficulties and uncertainties for the Company and the resolution of the Company's bankruptcy filing in the U.S. Bankruptcy Court for the Northern District of California.

     There can be no assurance that the Company will not be forced into a liquidation or, alternatively, that the Company will not be required to enter into a plan of reorganization that will result in the total loss of the Company's existing business and assets with the result that all investors who hold shares of the Company's common stock will lose all of their investment.


                                      29
===============================================================================

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

     The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. Further, since the Company filed a petition in U.S. Bankruptcy Court for the Northern District of California, the Company faces continued uncertainties which will impact its ability to survive as a business. The Company may be forced to liquidate all of its assets or adopt a plan of reorganization that will result in investors who hold the Company's common stock incurring a total loss of their investment. In this context, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. CONTINUED OPERATING LOSSES. The Company incurred significant losses during the twelve months ending December 31, 2001 and losses during the six months ending June 30, 2002. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

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


                                      30
===============================================================================

4. CURRENT FINANCIAL STRUCTURE, LIMITED EQUITY, LIMITED WORKING CAPITAL & NEED FOR ADDITIONAL FINANCING. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of debt financing to provide a substantial portion of the Company's financial needs. The Company has, as of June 30, 2002, an aggregate of $2,300,882 in current liabilities that are due for payment prior to June 30, 2003. If the Company is to survive, the Company will need to obtain additional equity or debt financing on reasonable terms and, in addition, the Company will need to receive favorable determinations from the Bankruptcy Court to permit it to avoid a liquidation and adverse reorganization plan. There can be no guarantee that the Company will be successful in obtaining any such financing, avoid any such adverse determinations by the bankruptcy court or that the Company's existing stockholders will not lose all of their investment.

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


                                      31
===============================================================================

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

16. NO LIKELIHOOD OF DIVIDENDS. The Company does not anticipate that it will pay any dividends on the Company's Common Stock. Any profits that the Company may generate, if any, will be reinvested into the Company.

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


                                      32
===============================================================================

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


                                      33
===============================================================================

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


                                      34
===============================================================================

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.


                                      35
===============================================================================

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

                                       Registrant:
                                       BoysToys.com, Inc.



                                       /s/ Ralph M. Amato
                                       ------------------
                                       Ralph M. Amato
                                       President, Chief Executive Officer
                                       Chief Financial Officer



Date: August 15, 2002


                                      36
===============================================================================