Form 10QSB
period 2002-09-30
BOYSTOYS COM INC
filed 2002-11-19
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Ö QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A      to

Commission file number: 000-28684

BoysToys.com, Inc.

(Exact Name of Small Business Issuer in Its Charter)

CALIFORNIA	33-0824801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 500, San Diego, California 92108

(Address of principal executive office)

(858) 729-0075

Issuer's telephone number, including area code

412 Broadway, San Francisco, California 92133

(Former Name, Former Address, and Former Fiscal Year,

If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2002 was 8,172,139 shares.

BoysToys.com, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

		Consolidated Balance Sheets September 30, 2001 (unaudited) and September 30, 2002	F-2

Consolidated Statements of Operations (unaudited) Three Months Ended September 30, 2002 (unaudited) and Three Months Ended September 30, 2001 (unaudited) and Nine Months Ended September 30, 2001 (unaudited) and Nine Months Ended September 30, 2002

			F-3
		Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2001 and September 30, 2002	F-4
		Notes to Consolidated Financial Statements (unaudited)	F-5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 2A.	Factors That May Affect Future Results	20

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	24
	Item 2.	Changes in Securities	24
	Item 3.	Defaults Upon Senior Securities	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 5.	Other Information	24
	Item 6.	Exhibits and Reports on Form 8-K	25

Part I. Financial Information

Item 1. Financial Statements

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A. Members of the California Society of

Armando Ibarra, Jr., C.P.A. Certified Public Accounts

The Board of Directors

BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of September 30, 2002 and December 31, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the nine and three months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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

ARMANDO C. IBARRA, CPA

San Diego, California

November 12, 2002

BOYSTOYS.COM INC.

CONSOLIDATED BALANCE SHEETS

	ASSETS

	September 30,	December 31,
	2002	2001

Current Assets:
Cash	$1,434,740	$83,655
Employee Advances	7,316	1,065
Prepaid Expenses	44,969	40,531
Inventory	-	46,992

Total Current Assets	1,487,025	172,243

Property and Equipment, Net	-	2,450,417

Other Assets:
Note Receivable - Officer	32,738	31,801
Investment in Fine Art	25,320	22,000
Deposits	52,718	52,718

Total Other Assets	110,776	106,519

TOTAL ASSETS	$1,597,801	$2,729,179

	LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2002	2001

Current Liabilities:
Accounts Payable and Accrued Expenses	$398,099	$264,587
Equipment Lease Payable	11,996	24,324
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,422,066	2,300,882

TOTAL LIABILITIES	2,422,066	2,300,882

Shareholders' Equity :

Preferred stock, $.01 par value ( 10,000,000
authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value ( 20,000,000
shares authorized; issued and outstanding:
8,172,139 as of September 30, 2002 and
December 31, 2001)	81,721	81,721

Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,522,068)	(1,269,506)

Total Shareholders' Equity	(824,265)	428,297

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,597,801	$2,729,179

See Notes to Consolidated Financial Statements

F2

BOYSTOYS.COM INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$1,615,962	$1,873,905	$425,753	$617,369

Cost of Sales	216,708	286,040	41,512	96,481

Gross Profit	1,399,254	1,587,865	384,241	520,888

Depreciation & Amortization	(195,881)	-	-	-
General & Administrative Expenses	(1,558,260)	(1,654,775)	(581,497)	(549,832)

Total General & Administrative Expenses	(1,754,141)	(1,654,775)	(581,497)	(549,832)

Operating Loss	(354,887)	(66,910)	(197,256)	(28,944)

Other Income (Expenses)
Interest Income	937	-	-	-
Loss on sale of assets	(898,612)	-	(898,612)	-
Interest Expense	-	(110,632)	-	(28,136)

Total Other Income (Expenses)	(897,675)	(110,632)	(898,612)	(28,136)

Deficit Before Income Taxes	(1,252,562)	(177,542)	(1,095,868)	(57,080)

Provision for Income Taxes	-	(1,455)	-	(1,055)

Net Loss	$(1,252,562)	$(178,997)	$(1,095,868)	$(58,135)

Net loss per share	$(0.15)	$(0.02)	$(0.13)	$(0.01)

Weighted average shares used
for net loss per share	8,172,139	8,172,139	8,172,139	8,172,139

Net loss per diluted share	$(0.12)	$(0.01)	$(0.11)	$(0.00)

Weighted average shares used
for net loss per diluted share	10,122,139	12,036,892	10,122,139	12,036,892

See Notes to Consolidated Financial Statements

F3

BOYSTOYS.COM INC.

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Cash Flows from Operating Activities:
Net Loss	$(1,252,562)	$(178,997)	$(1,095,868)	$(58,135)
Non-cash operating activities included in deficit
accumulated :
Amortization and depreciation	-	292,988	-	86,137
(Increase) decrease in assets :
Inventory	46,992	1,739	50,702	5,559
Prepaid expenses	(4,438)	(27,482)	(19,076)	(3,023)
Employee advances	(6,251)	(436)	-	1,300
Note receivable-officer	(937)	-	-	-
Increase (decrease) in liabilities :				-
Accounts payable	133,512	80,394	182,424	23,362
Equipment lease payable	(12,328)	(13,144)	(8,783)	(2,455)
Accrued interest	-	48,640	-	22,046

Net cash provided (used) by operating activities	(1,096,012)	203,702	(890,601)	74,791

Cash Flows from Investing Activities:
Purchase of equipment and improvements	-	(28,141)	-	(3,126)
Disposal of equipment and improvements	2,450,417	-	2,262,777	0
Investment in fine art	(3,320)	(4,000)	-	-

Net cash provided (used) by investing activities	2,447,097	(32,141)	2,262,777	(3,126)

Cash Flows from Financing Activities :
Increase (decrease) in convertible notes	-	(139,298)	-	(82,000)
Stock issuances	-	-	-	-

Net cash provided (used) by financing activities	-	(139,298)	-	(82,000)

Net increase (decrease) in cash	1,351,085	32,263	1,372,176	(10,335)

Cash at begining of period	83,655	15,927	62,564	58,525

Cash at end of period	$1,434,740	$48,190	$1,434,740	$48,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$9,656	$-	$3,955
Income taxes	$-	$855	$-	$855

See Notes to Consolidated Financial Statements

F4

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

On December 6, 1993 Alternative Entertainment, Inc. a Nevada corporation ("AEI Nevada") was formed. On September 11, 1999, a wholly owned subsidiary was formed, RMA of San Francisco, Inc., a California Corporation.

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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.com, Inc. (the "Company").

Activity for all periods prior to 2000 consisted primarily of efforts devoted to identifying suitable properties for acquisition, performing administrative functions, and the initial construction of the Company's first establishment located in San Francisco, California. In January 2000 operations commenced at this location in San Francisco, with RMA Of San Francisco as the operating entity.

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for a Chapter 7 dissolution (See Notes 8 & 9).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost. The Company capitalizes all leasehold improvements, equipment and fixtures in accordance with Generally Accepted Accounting Principles. Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements are being amortized using the straight-line method over the shorter of either the estimated life of the improvements or the length of the lease.

Leasehold improvements are primarily architectural, planning and construction costs associated with construction. Equipment and fixtures are primarily computer systems, furniture, lighting, sound and video equipment. The Company applies the provisions of Statement of Financial Accounting Standards SFAS No. 34. Consequently, interest cost related to the construction of the Company's first establishment was capitalized and was being amortized consistent with the leasehold improvements.

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of September 30, 2002 . This note bears interest at 5.85% and is due upon demand.

NOTE 4 - INCOME TAXES

Provision for income taxes is summarized as follows:

For the Nine Months Ended September 30, 2002

Current income taxes	$ 800
Deferred income taxes	- 0 -

Provision for income taxes

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

For the Nine Months Ended September 30, 2002

Deferred tax assets:

Net operating loss carry-forwards	$ 1,900,000
Other	- 0 -

Gross deferred tax assets
Valuation allowance	(1,900,000)

Net deferred tax assets	0

As of September 30, 2002, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 5 - NOTES PAYABLE

Notes payable as of September 30, 2002 , consist of the following:

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

Unsecured convertible promissory note which is
not to exceed $1,500,000 Interest accrues at 12%
per year, payable quarterly. Conversion can be
exercised at maturity (upon demand) at a price
of $ 0.40 per share.	1,114,671

Unsecured convertible promissory note of $300,000
dated December 3, 1999 with a maturity date of
December 1, 2000, and accrues interest at 12%
per annum. Conversion can be exercised at
Maturity at a price of $ 0.36 per share.	300,000

Unsecured convertible promissory note of $100,000
dated January 10, 2000 with a maturity date of
December 1, 2000, and accrues interest at 10%
Per annum. Conversion can be exercised at
maturity at a price of $ 0.25 per share .	- 0 -

TOTALS	$ 1,818,111

Accrued interest related to notes payable totaled $193,860 as of September 30, 2002 . During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 11, and this will have a significant effect on the notes payable. Interest accruals ceased as of the filing date. Also, the Company is negotiating new terms for all of the outstanding notes payable through the Bankruptcy Court.

NOTE 6 - SHAREHOLDERS' EQUITY

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

NOTE 7 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS

As required by SFAS 7 the Company was deemed a development stage company for all years prior to 2000. With the opening and operation of its first night club location in January, 2000 the Company is no longer classified as a development stage company.

NOTE 8 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company had planned to emerge from these proceedings with a workable reorganization plan to repay its major creditors, including the landlord. The Company was current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. On September 21, 2001 the Company's subsidiary (RMA of San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, and subsequently the cases were consolidated. The Company submitted reorganization plans to the Court for approval, but the plans were rejected. The Bankruptcy Court ordered the transfer of operations as of September 13, 2002, and then subsequently entered an order for liquidation (See Note 9).

NOTE 9 - SUBSEQUENT EVENTS

The Bankruptcy Court ordered the operations of the subsidiary be transferred to the opposing party as of September 13, 2002; and then on October 6, 2002 an order authorizing and approving the sale of all of the remaining assets of both Companies by the trustee was made; thereafter, the cases were substantively consolidated and converted on November 1, 2002. This will, in all practical terms, dissolve RMA of San Francisco and leave the Company without an operating business. The Company will begin to search for other ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2001, a copy of which may be obtained by writing to BoysToys.com, Inc., 7676 Hazard Center Drive, Suite 500, San Diego, California 92108.

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

The Company's Business

On May 8, 2001, the Company filed a petition for bankruptcy protection with the U.S. Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). After protracted proceedings, a trustee was appointed to oversee the Company's affairs in June 2002. Pursuant to an order of the Court, all of the Company's assets were transferred from the Company in August 2002.

On November 1, 2002, the Company filed a plan of liquidation with the Bankruptcy Court. As a result and at the present time the Company has no assets or business and there is no current prospect that the Company will ever have any assets or on-going business. As disclosed in the Company's Form 8-K filing in September 2002, all of the Company's assets were transferred to the trustee who is liquidating the Company's assets in accordance with a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. The Company is a mere corporate shell without any assets or business.

Previously, the Company through its then wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") owned and operated an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club." The Company originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants").

The Company had the following subsidiaries: RMA, BTC Restaurants, and Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA had any assets or operations.

Internet-Related Matters

While the Company's name includes the ".com" moniker, the Company had no significant or material business activities involving the use of the internet.

Prior Public Offering of Subsidiary & Prior Filing Deficiencies

As reported previously, the Company's subsidiary, AEI-Nevada, previously filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission (the "Registration Statement") for a proposed public offering of over $11 million (the "Prior Public Offering") in 1993. The Prior Public Offering became effective on July 3, 1996 and on September 15, 1996, AEI-Nevada filed Form 8-A. Although AEI-Nevada's Prior Public Offering failed with the result that no securities were sold and all funds deposited with the Escrow Agent were refunded, AEI-Nevada was obligated to file the following reports with the Commission in accordance with Section 15(d) of the Exchange Act and Rules 15d-1 through 15d-13 thereunder. And, under Section 13(b)(2) of the Exchange Act, AEI-Nevada was obligated to make and keep books, records, and accounts, in reasonable detail, maintain a system of internal accounting controls for the proper execution and recording of financial transactions, control access to AEI-Nevada's assets in accordance with management's authorizations, and reconcile and take appropriate action with respect to AEI-Nevada's assets, accounts, and records at reasonable intervals. AEI-Nevada also failed to properly file Form SR with the Commission in accordance with Rule 463 of the Securities Act of 1933 and meet the filing requirements thereunder. In general, Form SR is used to report an issuer's public offering of securities and use of the proceeds received from a public offering.

Later and on March 15, 1997, AEI-Nevada filed Form 15 with the Commission to terminate its registration under Section 12(g) of the Exchange Act (which served to terminate AEI-Nevada's obligation to file an Annual Report, Quarterly Reports, and Special Reports (as described above) required by Section 12(g) of the Exchange Act), this filing did not terminate AEI-Nevada's obligations to file an Annual Report, Quarterly Reports, and Special Reports (as described above) under Section 15(d) of the Exchange Act. Further, the filing of Form 15 did not reduce or eliminate the Company's obligation to properly file Form SR or meet its record keeping requirements under Section 13(b)(2) of the Exchange Act. The Company would likely assert that although AEI-Nevada failed to: (i) file the Reports (described above) required by Section 15(d) of the Exchange Act; (ii) file and adhere to the requirements for filing Form SR; and (iii) failed to adhere to the record keeping requirements of Section 13(b)(2) of the Exchange Act, these failures were inadvertent and unintentional, did not result in any injury or loss to any investor, and AEI-Nevada did not receive any monies or issue any securities as a result of the Prior Public Offering.

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

The San Francisco Club

The Company previously operated a 15,000 square foot Club (completed in October 1999). The Club opened on January 26, 2000 and remained in operation as the Company's principal business until the Company's assets were transferred to the U.S. Bankruptcy Court Trustee in August 2002.

Prior to August 2002, the Company's Club served three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The Club's revenues were generated from:

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

As reported previously, the Company charged a service fee equal to 20% of the amount of any "Diamond Dollars" certificate that it sells to any patron (i.e., if a patron seeks to purchase $100 in "Diamond Dollars" certificates, the Company sells the certificates at a price equal to $120). Each "Diamond Dollars" certificate was used to pay "dance fees" to an entertainer (as described above).

The Company leased the land and building for the Club through its other wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") (and as successor in interest to Boys Toys Caberet Restaurants, Inc., a California corporation). The real property for the Club was owned by Roma Cafe, Inc. ("RCI") and was located in San Francisco's financial district at 408-412 Broadway, San Francisco, California.

Plan of Operation - General

With the loss of the Company's assets and business and because the Company does not have any prospect of securing any significant financial resources, the Company's prospects are very limited. The very existence of the Company as a sustainable corporate enterprise is doubtful.

The Company's management consists of two officers who are also directors of the Company. Neither of these individuals are currently able to devote any significant time to the Company and its management. As a result, the Company's ability to sustain itself and continue to meet its obligations under Delaware law and federal securities laws that impose burdens and costs on Companies that have securities registered under Section 12(g) of the Securities and Exchange Act of 1934 can not be assured.

At the present time the Company's management has not undertaken any evaluation of any other proposed business involving the Company and there can be no assurance that the Company will ever conduct any such evaluation or enter any such business.

The Company currently has no financial resources and no existing plan to acquire any financing from any source. There can be no assurance that the Company will develop any new financial or business plan or, if it does, that it will be successful in raising the capital needed to support any proposed business venture.

In the event that the Company undertakes any such evaluation and assuming that the uncertainties any issues that faced the Company in Bankruptcy Court do not arise again, the Company will not likely restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of any such proposed business under this caption and throughout this Form 10-QSB is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company is currently a "public shell" company with no current business or operations. There can be no assurance that the Company will ever acquire any business or operations and if any such acquisition were completed, the Company anticipates that its existing shareholders will incur immediate and substantial dilution in connection with any acquisition transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2002 and September 30, 2001

During the three months ending September 30, 2002 ("Third Quarter 2002"), the Company recorded $425,753 in Sales Revenues. This compares to $617,369 in revenues during the three months ending September 30, 2001 ("Third Quarter 2002"). All of the Company's revenues were derived solely from the revenues generated at its Club.

After deducting $41,512 in Cost of Sales, the Company recorded $384,241 in Gross Profit during the Third Quarter 2002. Cost of Sales is primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. During the Third Quarter 2001, the Company had 96,481 in Cost of Sales and a Gross Profit of $520,888 during that period.

The Company's Profit of $384,241 in the Third Quarter 2002 represents a Gross Profit Margin (before deduction of other operating and non-operating expenses) of approximately 90% for that period.

However, during the Third Quarter 2002 the Company also recorded $581,497 in General and Administrative Expenses related both to the operation of the Company and the Club. These expenses are primarily wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. This represented an increase of approximately 6% from the $549,832 amount the Company incurred as General and Administrative Expenses during the Third Quarter 2001.

In addition, during Third Quarter 2002 the Company recorded a Loss on Sale of Assets of $898,612 from the sale of the Company's assets (both tangible and intangible) to the Trustee in partial payment of the amounts due pursuant to the orders of the Bankruptcy Court.

As a result, during the Third Quarter 2002, the Company recorded a Net Loss of $1,095,868. This compares to a Net Loss of $58,135 during the Third Quarter 2001.

Therefore, the Company recorded a Net Loss Per Share of $0.11 during the Third Quarter 2002 compared to a Net Loss Per Share of $0.00 during the Third Quarter 2001.

Nine Month Periods Ended September 30, 2002 and September 30, 2001

During the nine months ending September 30, 2002 (the "First Nine Months of 2002"), the Company recorded Sales revenues of $1,615,962 compared to $1,873,905 in Sales revenues during the nine months ending September 30, 2001 (the "First Nine Months of 2001"). All of the Company's revenues during this period were derived from its Club.

Cost of Sales for the First Nine Months of 2002 were $216,708 or approximately 13% of the Company's Sales revenues during this period. Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. During the First Nine Months of 2001, the Company recorded Cost of Sales of $286,040 or approximately 15% of the Company's Sales revenues during that period.

General and Administrative Expenses during the First Nine Months of 2002, primarily made up of wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,558,260. Thus, General and Administrative Expenses equaled approximately 96% of the Company's Sales revenues of $1,615,962 during the First Nine Months of 2002.

In addition, during First Nine Months of 2002 the Company recorded a Loss on Sale of Assets of $898,612 from the sale of the Company's assets (both tangible and intangible) to the Trustee in partial payment of the amounts due pursuant to the orders of the Bankruptcy Court.

As a result, the Company recorded a Net Loss of $1,252,562 during the First Nine Months of 2002 compared to a Net Loss of $177,542 during the First Nine Months of 2001. And, the Company recorded a Net Loss Per Share of $0.12 during the First Nine Months of 2002 compared to a Net Loss Per Share of $0.01 during the First Nine Months of 2001.

Liquidity and Capital Resources

The Company currently has no liquid or other assets or no anticipated source of capital.

The Company may, if circumstances allow, obtain one or more loans from its corporate officers, at least in the short term, to allow management to review and evaluate what actions should be taken. However, there is no guarantee that the Company's officers will make any such loans or, if such loans are made, that the Company will obtain any such financing on reasonable terms in light of the Company's current circumstances.

If the Company is to sustain itself as a corporate entity and meet its obligations under federal securities laws, the Company will likely need, at a minimum, $5,000 to $10,000 annually. There can be no assurance that the Company will obtain any such financing.

Item 2a. Factors that May Affect Future Results

The Company current financial condition, its lack of assets and absence of an on-going business will mean that the Company faces direct and continuing risks to its very existence. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Lack of Business, Uncertainty, & Lack of Any Source of Financing. The Company has no business, has no prospect of obtaining or acquiring a business, and the Company continues to face uncertainties arising out of the proceedings of the Bankruptcy Court. Further, given the Company's recent experiences in Bankruptcy Court, the Company's management has not undertaken any review or evaluation of the Company or what actions or plans that the Company could take to gain any benefit for the Company's shareholders. Under these circumstances and since the Company has and will continue to need financing to support its continued existence as a corporate enterprise, the Company faces significant uncertainties with respect to the mere survival of the Company.

2. Uncertainties of Market. In the event that the Company is unable to develop any plans to develop or acquire a business for the Company or if the Company is unable to obtain necessary financing to support its corporate existence, the Company Common Stock will likely lose the privilege of trading on the OTC Electronic Bulletin Board. There can be no assurance that the Company's Common Stock will continue to trade on the OTC Electronic Bulletin Board.

3. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock. All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

4. Limited Management Time & Limited Management. The Company has only two corporate officers and each is employed on a full time basis in other pursuits. The Company has no current ability to pay any cash salaries to its officers and, on this basis, the Company and its affairs may receive only limited attention from its two corporate officers.

5. Limited Public Market . There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will ever develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a "reporting company" on January 23, 2000.

6. Potential Dilution. In the event that the Company obtains any new financing, it will likely result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

7. Rule 144 Stock Sales. As of December 31, 2001, the Company had 8,172,139 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

8. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Pending any further actions or determinations that may be made by the U.S. Bankruptcy Court for the Northern District of California, the Company's management is not aware of any other legal proceedings involving the Company.

On November 1, 2002, the Company filed a Plan of Liquidation with the Bankruptcy Court.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference herein:

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

(b) Reports on Form 8-K

One report on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

BoysToys.com, Inc.

/s/ Ralph M. Amato

Ralph M. Amato

President, Chief Executive Officer

Chief Financial Officer

Date: November 19, 2002