Form 10KSB
period 2002-12-31
BOYSTOYS COM INC
filed 2003-03-31
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[√]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	33-0824801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037
(Address of principal executive office) (Zip Code)

(619) 895-6900
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class	Name of Exchange On Which Registered
Common Stock (par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $1,615,962.

The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801.39 as of December 31, 2002. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on March 19, 2003. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2002 was 8,172,139.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes X No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 19, 2003: 8,172,139.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2001).

Transitional Small Business Disclosure Format (check one):
Yes ___ No X

BOYSTOYS.COM, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I

Item 1. Description of Business

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

On May 8, 2001, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the Company's then-existing upscale gentlemen's club in San Francisco, California (the "Club").

On September 12, 2002, the United States Bankruptcy Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through December 31, 2002, the Company did not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution.

The Company's Prior Business - Prior to September 12, 2002

Prior to September 12, 2002, the Company, through its wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") owned and operated an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club." The Company originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants") that is currently a dormant corporation with no operations or assets. All assets and operations of BTC Restaurants were previously owned by RMA.

Previously, the Company had the following subsidiaries: RMA, BTC Restaurants, and Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA had any assets or operations.

Internet-Related Matters

While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of the internet. However, the Company did not have sufficient financial or managerial resources to pursue or develop any significant internet related business.

The Company's Previously-Owned San Francisco Club

From January 26, 2000 to September 12, 2002, the Company operated the Club. It comprised 15,000 square feet The Company held an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club and all of the Company's assets and operations were transferred by the Court on September 12, 2002 and currently the Company has no business or operations.

During the period that the Company owned the Club, the Club served three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The business of the Company is conducted under the trade name, trademark, and service mark of "Boys Toys."

The Club's revenues were generated from:

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

(5)	sales of certain merchandise on display at the Club and salable on a consignment basis; and

(6)

entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (At that time, the Company charged each entertainer a lease fee equal to $30 to $100 for the right to perform at the Club during any shift.)

With respect to Cash Equivalent Fees, the Company charged a service fee equal to 20% of the amount of any Diamond Dollars certificate that it sells to any patron (i.e., if a patron seeks to purchase $100 in Diamond Dollars certificates, the Company sells the certificates at a price equal to $120). Each Diamond Dollars certificate was allowed to be used to pay Advance fees to an entertainer (as described above). If an entertainer received a Diamond Dollars certificate in payment for a Advance fee, the entertainer was able to exchange each Diamond Dollars certificate and received cash from the Company. At that time the Company purchased each Diamond Dollars certificate from the entertainers at a 10% discount (i.e., for every $100 in stated value in Diamond Dollars certificates submitted for exchange and redemption, the Company paid $90 in cash).

As a result, the Company earned $20 upon the sale of every $100 in Diamond Dollars certificates and, where an entertainer seeks to redeem a $100 Diamond Dollars certificate, the Company paid only $90 to the entertainer who redeems it.

Prior to September 12, 2002, the Company leased the land and building for the Club through its other wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation (RMA) (and as successor in interest to Boys Toys Cabaret Restaurants, Inc., a California corporation). The real property for the Club was owned by Roma Café, Inc. ("RCI") and was located in San Francisco's financial district at 408-412 Broadway, San Francisco, California.

Prior to September 12, 2002, the Club also had a full service private VIP membership facility is open only to patrons who were members. And prior to September 12, 2002, these private VIP membership facilities were known as the "Boardroom." Membership in the Boardroom entitled members to: (i) access to the private VIP Boardroom; (ii) bring up to six guests to the Boardroom without payment of any entrance fee (currently $30.00 per person); (iii) preferred seating for dining; (iv) first priority for special events; and (v) free limousine service within the city of San Francisco. The Boardroom also had a business center (with facsimile machines, secretarial staff and computers).

Additionally, Boardroom members had free use of Boardroom facilities for private parties and meetings, preferred seating and advanced notices for special events and holiday functions held at the Club, and access to personal improvement seminars and concierge services. Currently Boardroom memberships were for a period of one year, and may be renewed by a member at the end of each membership year. Membership fees for the Boardroom were $1,000 per annum.

Prior Boys Toys Club Operations and Management

Prior to September 12, 2002 and the transfer of the Company's assets and operations by the United States Bankruptcy Court, the Club was scheduled to be open daily from 11:00 a.m. to 2:00 a.m. with two managers in addition the Club's General Manager. The Club also employed a staff consisting of approximately 40 hourly employees and 35 part-time employees. The additional 35 part-time employees were primarily restaurant servers, bus persons, and support personnel.

In addition to these employees, the Company had 25 to 50 female exotic entertainers (dancers) per night, as independent contractors, on a varying basis. Each exotic female entertainer was paid directly by a patron for each dance performed. The Company did not employ or pay any wages, salary, compensation, or other fees to any of the exotic female entertainers that perform at the Club. Entertainers also paid a lease fee of $20 to $50 per shift for the right to perform at the Club. Entertainers received only Advance Fees from patrons of the Club. The Company did not receive any percentage from any cash fees paid by patrons to the entertainers (dancers) that perform at the Club. However and as described earlier, when an entertainer redeemed any Diamond Dollars certificates (previously received from a patron in payment of any Advance fees, the Company paid the entertainer an amount equal to 90% of the face or stated value of the Diamond Dollars certificates that were later submitted for redemption. (Thus, if an entertainer submitted $1,000 in Diamond Dollars certificates to the Company, the Company redeemed these certificates by paying the entertainer $900 in cash.)

Prior Purchasing Procedures

When the Company owned the Club and prior to September 12, 2002, the Company negotiated directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchased substantially all food and beverage products from authorized local or national suppliers. Food, beverage and other products and supplies were shipped directly to the Club, although invoices for purchases were paid by the Company's wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA"). RMA was the corporation the Company established to operate the existing Club.

Prior Management Information Systems

Prior to September 12, 2002, the Company had a computer information system which is designed to maintain personal profile information on the members of its private VIP members only men's club. The profiles were designed to assist managers of the Club in meeting the personal desires of particular Boardroom members, and contained such information as a Boardroom member's favorite beverage, favorite food and spending habits.

Regulatory Aspects

On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California (the "Court").

On September 12, 2002, the United States Bankruptcy Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through December 31, 2002, the Company did not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution.

Item 1a. Factors that May Affect Future Results

The Company has no significant assets, business, or operations and there can be no assurance that the Company will ever have or acquire any assets, business, or operations at any time in the future. The Company is a mere "public shell" and currently the Company does not have any future prospect of ever holding any business or operations. An investment into the Company or the purchase of the Company's common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and the Company's securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2002, the Company had $1,434,740 shown as "Cash" on its balance sheet. However, all of these funds are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be substantial. None of these funds are or will be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

2. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. Currently, the Company's management. While The Company may later search for other ventures, the ability of the Company to undertake any such venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, the Company has no significant assets, business or operations. The Company is a mere "public shell" and is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. In the event that the Company were to enter into or acquire another business or venture, the Company would likely require significant new financing. In that event, the Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

4. Continuing Significant Uncertainties & Bankruptcy. The Company will remain subject to the review and oversight of the U.S. Bankruptcy Court (the "Court"). On this basis, the Company will be subject to continuing uncertainties and there can be no assurance the Company will emerge from bankruptcy or that the Company may not have substantial and significant financial problems.

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

7. Control by Officers and Directors. If the Company's officers and directors exercise all stock options held by them as of March 19, 2003, then, as a group, they would hold the power to vote an aggregate of 3,612,000 shares of the Company's Common Stock which would enable them to influence and control the Company's affairs. The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

8. Dependence Upon Ralph M. Amato & Limited Management Time to Company Matters. The Company believes its success will depend, to a significant extent, on the limited and sporadic efforts and time that may be provided by Ralph M. Amato, the Company's President. Since the Company has no other management that can give any time to the Company's affairs, the loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. The Company has no key man life insurance on his life and does not intend to purchase any such insurance. Further, the Company has no significant financial resources to employ Mr. Amato and there is no present prospect that the Company will obtain financial resources in the near future which would provide the financial resources needed to allow the Company to employ Mr. Amato or any other person on a full-time basis. As result, Mr. Amato is not able to devote his time and energy to the Company or its affairs on a full time or on a part-time basis. Any attention that Mr. Amato may be able to give to the Company will be on a limited and sporadic basis and there can be no assurance that this will be sufficient for the Company's purposes.

9. Potential Dilution. Any actions that may be taken by the U.S. Bankruptcy Court or any actions that the Company's Board of Directors may take in acquiring another business venture or in addressing the Company's obligations to its creditors will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. Further, in the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders.

10. Rule 144 Stock Sales. As of December 31, 2002, the Company had 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

11. Two Directors, Absence of Audit Committee & Independent Directors. For the past five years the Company has had only two Directors: Ralph M. Amato and Michael L. Potter, Esq. both of whom are officers of the Company. Although the Company believes that its Directors are able to undertake and fulfill their obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company's circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

12. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a Penny Stock and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

Item 2. Description of Property

The Company maintains an office on a rent free basis under an oral agreement as provided by the Company's President, Ralph M. Amato.

Item 3. Legal Proceedings

On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California.

On September 12, 2002, the Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through December 31, 2002, the Company did not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

On October 6, 2002, the Court entered an order for a Chapter 7 dissolution.

Item 4. Submission of Matters to a Vote of Security Holders

The Company has not held any meeting of the Company's shareholders in 2002 and no action of the Company's shareholders was taken in 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is formerly traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ." The Common Stock is currently traded only sporadically and with only limited and minimal interest by market makers.

Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2002. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2002, the Company had two market makers.

2002	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2001
1st Quarter	$0.35	$ 0.25
2nd Quarter	$0. 35	$ 0.05
3rd Quarter	$0.04	$ 0.01
4th Quarter	$0.01	$ 0.01

The Company has followed the policy of reinvesting earnings, if any, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

The number of shareholders of record of Common Stock on December 31, 2002 was approximately 769.

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

Fiscal 2002 vs. Fiscal 2001

During the twelve months ending December 31, 2002 ("Fiscal 2002"), the Company's Revenues were $1,615,962 which represents a decrease of about 36% from the Company's Revenues of $2,530,712 recorded during the twelve month period ending December 31, 2001 ("Fiscal 2001"). The decline in revenues was due in part to the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

Cost of Sales for Fiscal 2002 was $216,708 compared to Fiscal 2001 when Cost of Sales was $376,685. The decline in Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

The Company recorded $1,947,219 in General and Administrative Expenses in Fiscal 2002 compared to $1,962,539 in General and Administrative Expenses in Fiscal 2001. These expenses were primarily composed of: rental and utility expenses incurred for the Club; office and management expenses; and accounting, legal, and other general and administrative expenses.

When combined with Depreciation and Amortization Expenses of $195,881 in Fiscal 2002, Total General and Administrative Expenses were $2,143,100 in Fiscal 2002. By comparison, Depreciation and Amortization Expenses were $387,044 in Fiscal 2001 and in Fiscal 2001 the Company recorded Total General and Administrative Expenses of $2,349,583. The reduction in General and Administrative Expenses was due primarily to the cessation of the Company's business and operations on September 12, 2002.

The Company also recorded a Loss on Sale of assets of $951,330 as the Company transferred all of its assets by order of the United States Bankruptcy Court. The Loss represents the difference between the book value of the assets and the funds received by the Company in connection with the transfer of the Company's operations and assets pursuant to the order of the United States Bankrupcty Court. By comparison, Fiscal 2001, the Company's Total Other Expenses were $112,136 - an amount due primarily to interest expense incurred on the Company's indebtedness.

As a result, the Company recorded a Net Loss of $1,694,239 in Fiscal 2002. This represents a 449% increase in the Company's Net Loss from Fiscal 2001 when the Company incurred a Net Loss of $308,492. The dramatic increase in the Net Loss was largely due to: (i) the Loss on the Sale of the Company's assets pursuant to the order of the Bankruptcy Court; (2) the cessation of operations during the period from September 12, 2002 to December 31, 2002 as the Company's Club was transferred to the buyer pursuant to the order of the Bankruptcy Court; and (iii) the higher operating costs incurred during the period from January 1, 2002 through September 12, 2002.

Although the number of shares of the Company's common stock did not change during the period from 2001 through 2002, the Company recorded a Net Loss per share of $0.17 in Fiscal 2002 compared to a Net Loss per share of $0.00 per share in Fiscal 2001.

The Company anticipates that it will likely incur additional Net Losses for the foreseeable future since the Company has no present prospect of generating any revenues.

Liquidity and Capital Resources

As of December 31, 2002 the Company had Total Current Liabilities of $2,7,58,740 compared to $2,300,882 as of December 31, 2001. As of December 31, 2002, the Company had $1,434,740 as "Cash" in Total Current Assets compared to only $172,243 in Total Current Assets as of December 31, 2001.

All of the "cash" shown as an asset on the Company's balance sheet will be used to pay administrative, priority, and other claims of persons who held allowable claims as determined by the United States Bankruptcy Court.

The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the Company's President, Ralph M. Amato for funds needed to pay all accounting, auditing, corporate franchise taxes, preparation of all corporate income tax returns, and other expenses needed to sustain the Company mere existence as a corporate enterprise. There can be no assurance that Mr. Amato will continue to support the Company by making loans or advancing funds to the Company in support of the Company's financial needs.

As a result, after December 31, 2002, the Company had no significant assets.

Impact of Inflation

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

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

The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	52	President, Chairman, & Chief Financial Officer	12/06/93
Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	52	Secretary & Director	01/29/96

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Ralph M. Amato, age 52, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

Michael L. Potter, Esq., age 52, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2002 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none

Michael L. Potter, Esq.	Director & Secretary	none

Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1)Also beneficial owner of more than 10% of equity securities of Registrant.

(2)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2002, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Awards Payouts
Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen-sation ($)(e)*	Restricted Stock Awards(s) ($)(f)	Securities Underlying Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen-sation ($)(i)
Ralph M. Amato Chairman, President and CFO	2000 2001 2002	$90,000 $104,000 $ 72,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	1,800,000 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2000 2001 2002	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 250,000 0	$0 $0 $0	$0 $0 $0

Footnotes:
* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1) No stock options were issued or granted in 2002. During 1999, the Company awarded Ralph M. Amato, the Company's Chairman and President, an option to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "First Option"). The First Option has no expiration date. In addition, the Company also awarded Ralph M. Amato an additional option to purchase 600,000 shares of the Company's Common Stock at $0.25 per share (the "Second Option"). The Second Option expires on February 13, 2004. As a result, Mr. Amato holds an aggregate of 1,800,000 options to purchase 1,800,000 shares of the Company's Common Stock. In addition, the Company awarded Michael L. Potter, Esq., a Director, an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004. None of the options described in this footnote have been exercised as of March 19, 2002 and the Company has not granted any other options to any officer or director of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 19, 2003.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	3,576,6691	43.77%1
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	270,0002	3.30%2
Total for all persons as a group (2 persons)		3,846,669	47.07%

Common Stock	Wilfred Van Dam Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,1773	37.86%3
Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,3334	13.37%

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

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2002 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SAR s Granted (#)1(b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh)(d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:

1. Prior to 2000, the Company granted certain Common Stock Purchase Options to Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2002.

Stock Options

The Company did not grant or issue any stock options in 2000, 2001, or 2002. The only stock options that were granted are those that were granted in 1999. The following table contains information concerning the grant of stock options made during fiscal 1999 to the Named Executive Officers:

Options Grants in 1999 Fiscal Year

	Individual Grants
Name	Number of Shares Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Ralph M. Amato	1,200,000 600,000	87.18%	$0.25 0.25	None 02/13/04
Michael L. Potter, Esq.	250,000	12.82%	$0.25	02/13/04

The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 2000 and unexercised options held as of the end of that fiscal year.

Aggregated Option Exercises in 2002 Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at FY-End (#)(1)	Value of Unexercised In-the-Money Options at FY-End ($)(1)(2)
Ralph M. Amato	0	--	1,800,000	$0
Michael L. Potter, Esq.	0	--	250,000	$0

(1)All options are presently exercisable.

(2)Market value of underlying securities minus the exercise price. Based on closing sale price of $0.01 per share on March 19, 2002.

(3)Exercise price equal to $0.25 per share.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits and Reports on Form 8-K

(a) The Company filed the following Reports on Form 8-K during the year ending December 31, 2002:

Form 8-K filed on September 23, 2002

(b) The Company hereby files the following Exhibits with this Annual Report:

99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)
23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/ Ralph M. Amato	Date: March 28, 2003
Ralph M. Amato
President, Chief Executive Officer
Chairman of the Board and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Ralph M. Amato	Date: March 28, 2003
Ralph M. Amato
Chairman

By: /s/ Michael L. Potter	Date: March 28, 2003
Michael L. Potter, Esq., Director

99.1

CERTIFICATION OF EXECUTIVE OFFICER

I, Ralph M. Amato, certify that:

1.	I have reviewed this annual report on Form 10-KSB of BoysToys.com, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results from operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By: /s/ Ralph M. Amato	Date: March 28, 2003
Ralph M. Amato
Chief Executive Officer & Chairman

99.2

CERTIFICATION OF FINANCIAL OFFICER

I, Ralph M. Amato, certify that:

4.	I have reviewed this annual report on Form 10-KSB of BoysToys.com, Inc.

5.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

6.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results from operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By: /s/ Ralph M. Amato	Date: March 28, 2003
Ralph M. Amato
Chief Financial Officer

BOYSTOYS.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2002

- F 1 -

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A.	Members of the California Society of Certified Public Accounts

INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

_________________________
ARMANDO C. IBARRA, CPA

San Diego, California
February 18, 2003

350 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 2 -

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001

	December 31 ,
	2002	2001
ASSETS

Current Assets:
Cash	$1,434,740	$83,655
Employee Advances	-	1,065
Prepaid Expenses	-	40,531
Inventory	-	46,992
Total Current Assets	1,434,740	172,243

Property and Equipment, Net	-	2,450,417

Other Assets:
Note Receivable - Officer	32,738	31,801
Investment in Fine Art	25,320	22,000
Deposits	-	52,718
Total Other Assets	58,058	106,519

TOTAL ASSETS	$1,492,798	$2,729,179

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$734,773	$264,587
Equipment Lease Payable	11,996	24,324
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111
Total Current Liabilities	2,758,740	2,300,882

TOTAL LIABILITIES	2,758,740	2,300,882

Shareholders' Equity :
Preferred stock, $.01 par value ( 10,000,000
authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value ( 20,000,000
shares authorized; issued and outstanding: 8,172,139 as of December 31, 2002 and 2001.)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,963,745)	(1,269,506)
Total Shareholders' Equity	(1,265,942)	428,297

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,492,798	$2,729,179

See Auditors' Report and Notes to Consolidated Financial Statements

- F 3 -

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001

	Years Ended December 31 ,
	2002	2001

Revenues	$1,615,962	$2,530,712

Cost of Sales	216,708	376,685

Gross Profit	1,399,254	2,154,027

General and Administrative Expenses	(1,947,219)	(1,962,539)
Depreciation & Amortization	(195,881)	(387,044)

Total General & Administrative Expenses	(2,143,100)	(2,349,583)

Operating Loss	(743,846)	(195,556)

Other Income (Expenses):
Interest Income	937	1,758
Interest Expense	-	(113,894)
Loss on Sale of Assets	(951,330)	-

Total Other Income (Expenses)	(950,393)	(112,136)

Deficit Before Income Taxes	(1,694,239)	(307,692)

Provision for Income Taxes	-	(800)

Net loss	$(1,694,239)	$(308,492)

Net loss per share	$(0.21)	$(0.04)

Weighted average shares used
for net loss per share	8,172,139	8,172,139

Net loss per diluted share	$(0.17)	$(0.00)

Weighted average shares used
for net loss per diluted share	10,122,139	10,122,139

See Auditors' Report and Notes to Consolidated Financial Statements

- F 4 -

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 6, 1993 through December 31, 2002

	Common Stock			Common stock Subscribed
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total
Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(7,856,576)	$-	$654,165
Issuance of stock in lieu of interest payment due in March2000 to Essex Capital	75,000	750	31,745	-	-	-	-	32,495
Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-	-	-	10,000
Issuance of common stock on conversion of note payable for construction services from W.B. Elmer at $2.00 per share.	335,000	3,350	596,650	-	-	-	-	600,000
Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-	-	-	50,000
Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-	-	-	243,318
Issuance of common stock onconversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-	-	-	12,500
Issuance of common stock on for accrued interest on Essex note on August 15, 2000 at a price of$0.40 per share	82,500	825	32,175	-	-	-	-	33,000
Issuance of common stock for consulting services rendered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-	-	-	26,000
Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-	-	-	36,325
Net Loss						-	(961,014)	(961,014)
Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(961,014)	$736,789
Net Loss						-	(308,492)	(308,492)
Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297
Net Loss						-	(1,694,239)	(1,694,239)
Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,963,745)	$(1,265,942)

See Auditors' Report and Notes to Consolidated Financial Statements

- F 5 -

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001

	Years Ended December 31,
	2002	2001

Cash Flows from Operating Activities:
Net Loss	$(1,694,239)	$(308,492)
Non-cash operating activities included in deficit
Amortization and depreciation	-	387,044

(Increase) decrease in assets :
Employee advances	1,065	(436)
Prepaid expenses	40,531	(28,449)
Inventory	46,992	(2,143)
Note receivable-officer	(937)	(1,758)
Deposits	52,718	(3,788)
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	470,186	197,088
Equipment lease payable	(12,328)	(9,001)
Accrued interest	-	(24,297)

Net cash used in operating activities	(1,096,012)	205,768

Cash Flows from Investing Activities
Capital expenditures on leasehold improvements	-	(47,530)
Disposal of equipment and improvements	2,450,417	-
Investment in fine art	(3,320)	(4,000)

Net cash used in investing activities	2,447,097	(51,530)

Cash Flows from Financing Activities :

Increase (decrease) in convertible notes	-	(86,500)

Net cash provided by financing activities	-	(86,500)

Net increase in cash	1,351,085	67,738

Cash at beginning of year	83,655	15,917

Cash at end of year	$1,434,740	$83,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the year for :
Interest ( Net of amount capitalized )	$-	$35,250
Income Taxes	$-	$800

Noncash investing and financing activities :
Issuance of common stock and stock options on conversion of debt	$-	$-
Issuance of common stock and stock options for goods and services	$-	$-

See Auditors' Report and Notes to Consolidated Financial Statements

- F 6 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution (See Notes 8 & 9).

- F 7 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

- F 8 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

- F 9 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of December 31, 2002. This note bears interest at 5.85% and is due upon demand.

- F 10 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 4 - INCOME TAXES

Provision for income taxes is summarized as follows:

For the Year Ended December 31, 2002
Current income taxes	$ 800
Deferred income taxes	- 0 -
Provision for income taxes	$ 800

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

For the Year Ended December 31, 2002
Deferred tax assets:
Net operating loss carry-forwards	$ 1,900,000
Other	- 0 -
Gross deferred tax assets	$ 1,900,000
Valuation allowance	(1,900,000)
Net deferred tax assets	$ - 0 -

As of December 31, 2002, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 11 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 5 - NOTES PAYABLE

Notes payable as of December 31, 2002, consist of the following:

Secured promissory notes with issuance dates ranging from September 1995 to May 2000 and with interest rates ranging from 8% to 12% per annum. The notes are due at the earlier of one year after the date of the note or 60 days after the Company's common stock is traded on any securities exchange or in any over-the-counter market. The notes and accrued interest thereon are secured by Company common stock and note holders have the option to convert their debt into common stock. These notes were not paid at their maturity dated and is due upon demand. Rates for conversion vary from $.40 to $1 per share.

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

- F 12 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Accrued interest related to notes payable totaled $193,860 as of December 31, 2002. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this will have a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock option plans

The Company has approved two stock option plans that become effective January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, with a corresponding credit to additional paid in capital. As of January 1, 2000 the Company has not issued any additional stock compensation.

NOTE 7 - DEVELOPMENT STAGE COMPANY IN PRIOR YEARS

As required by SFAS 7 the Company was deemed a development stage company for all years prior to 2000. With the opening and operation of its first night club location in January 2000 the Company was no longer classified as a development stage company.

- F 13 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 8 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company had planned to emerge from these proceedings with a workable reorganization plan to repay its major creditors, including the landlord. The Company was current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. On September 21, 2001 the Company's subsidiary (RMA of San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, and subsequently the cases were consolidated. The Company submitted reorganization plans to the Court for approval, but the plans were rejected. The Bankruptcy Court ordered the transfer of operations as of September 13, 2002, and then subsequently entered an order for liquidation on October 6, 2002 (See Note 9).

NOTE 9 - SUBSEQUENT EVENTS

The Bankruptcy Court ordered the operations of the subsidiary be transferred to the opposing party as of September 13, 2002; and then on October 6, 2002 an order authorizing and approving the sale of all of the remaining assets of both Companies by the trustee and the cases were substantively consolidated and converted on November 1, 2002. The assets were transferred to a third party for approximately $1,450,000. As part of this transaction three of the Company's creditors, with claims totalling approximately $1,350,000 agreed to waive immediate payment of their claim and make payment arrangements with the buyer. A portion of the remaining funds will used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not determinable at this time. It is possible that these claims will not completely satisfied through this process and that the Company will have some remaining liabilities.

This will, in all practical terms, dissolve RMA of San Francisco and leave the Company without an operating business. The Company has begun the search for other ventures.

- F 14 -