Form 10QSB
period 2003-03-31
BOYSTOYS COM INC
filed 2003-05-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the Quarter Ending March 31, 2003
Commission File No. 000-28684

BoysToys.com, Inc. (Exact name of Registrant as specified in its Charter).

Incorporated under the Laws of the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0824801 (I.R.S. Employer Identification Number)

5782 Caminito Empresa, La Jolla, California 92037 (Address of principle executive office)

(619) 895-6900 (Registrant's telephone number, including area code)

412 Broadway, San Francisco, California 94133 (Former name, former address, and former fiscal year,if changed since last report)

Common Stock Outstanding at March 31, 2003 8,172,139 Shares at $0.001 Par Value Common

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 31, 2003: 8,172,139.

BoysToys.com, Inc.

TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A	Members of the California Society of Certified Public Accounts

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Board of Directors
BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of March 31, 2003 and December 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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

__________________________
ARMANDO C. IBARRA, CPA

San Diego, California
April 26, 2003

F 1

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	----------------------------------------------------------------
ASSETS

Current Assets:
Cash	$699,967	$1,434,740
	------------------------	------------------------
Total Current Assets	699,967	1,434,740

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	25,320	25,320
	------------------------	------------------------
Total Other Assets	58,058	58,058
	------------------------	------------------------
TOTAL ASSETS	$758,025	$1,492,798
	==============	==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$734,773
Equipment Lease Payable	11,996	11,996
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111
	------------------------	------------------------
Total Current Liabilities	2,023,967	2,758,740
	------------------------	------------------------
TOTAL LIABILITIES	2,023,967	2,758,740

Shareholders' Equity (Deficit) :
Preferred stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139 as of March 31, 2003 and December 31, 2002)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,963,745)	(2,963,745)
	------------------------	------------------------
Total Shareholders' Equity (Deficit)	(1,265,942)	(1,265,942)
	------------------------	------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$758,025	$1,492,798
	==============	==============

See Accountants' Review Report and Notes to Consolidated Financial Statements

F 2

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31 ,
	2003	2002
	------------------------------------------------------

Revenues	$-	$622,984

Cost of Sales	-	95,269
	------------------------	------------------------
Gross Profit	-	527,715

General and Administrative Expenses	-	(515,524)
Depreciation & Amortization	-	(97,911)
	------------------------	------------------------
Total General & Administrative Expenses	-	(613,435)
	------------------------	------------------------
Operating Loss	-	(85,720)

Other Income (Expenses):
Interest Income	-	465
	------------------------	------------------------
Total Other Income (Expenses)	-	465
	------------------------	------------------------
Deficit Before Income Taxes	-	(85,255)

Provision for Income Taxes	-	-
	------------------------	------------------------
Net loss	$-	$(85,255)
	==============	==============

Net income (loss) per share	$0.00	$(0.01)
	==============	==============

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139
	==============	==============

Net loss per diluted share	$0.00	$0.02
	==============	==============

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139
	==============	==============

See Accountants' Review Report and Notes to Consolidated Financial Statements

F 3

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,
	2003	2002
	-------------------------------------------------------

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$(85,255)
Non-cash operating activities included in deficit
Amortization and depreciation	-	97,911

(Increase) decrease in assets :
Employee advances	-	2,023
Prepaid expenses	-	5,828
Inventory	-	2,087
Note receivable-officer	-	(465)
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	(734,773)	17,697
Equipment lease payable	-	(1,773)
	------------------------	------------------------
Net cash provided by (used in) operating activities	(734,773)	38,053
	------------------------	------------------------
Cash Flows from Investing Activities
Disposal (purchases) of equipment and improvements	-	(7,109)
Investment in fine art	-	(2,670)
	------------------------	------------------------
Net cash provided by (used in) investing activities	-	(9,779)
	------------------------	------------------------
Net increase (decrease) in cash	(734,773)	28,274

Cash at beginning of period	1,434,740	83,655
	------------------------	------------------------
Cash at end of period	$699,967	$111,929
	==============	==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :

Interest ( Net of amount capitalized )	$-	$2,733
	==============	==============
Income Taxes	$-	$-
	==============	==============

See Accountants' Review Report and Notes to Consolidated Financial Statements

F 4

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

NOTE 1 - ORGANIZATION AND BUSINESS

BoysToys.com., Inc. (formerly Alternative Entertainment, Inc.) was incorporated in the state of Delaware on April 21, 1997, under the name Wagg Corp. ("Wagg"). BoyToys.com, Inc. engaged in the business of developing, owning and operating nightclubs providing exotic dance entertainment combined with a full service restaurant, lounge, and business meeting facilities.

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

F 5

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

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

Property and Equipment

Property and equipment were stated at cost. The Company capitalizes all leasehold improvements, equipment and fixtures in accordance with Generally Accepted Accounting Principles. Equipment and fixtures were depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements were amortized using the straight-line method over the shorter of either the estimated life of the improvements or the length of the lease.

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

F 6

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

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

F 7

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of March 31, 2003. This note accrued interest at 5.85% up until the bankruptcy filing.

F 8

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2002

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -
		---------------------
Gross deferred tax assets
Valuation allowance		(1,900,000)
		---------------------
Net deferred tax assets	$	- 0 -
		=============

As of March 31, 2003, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 9

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

NOTE 5 - NOTES PAYABLE

Notes payable as of March 31, 2003, consist of the following:

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

$403,440

Unsecured convertible promissory note which is not to exceed $1,500,000 Interest accrues at 12%per year, payable quarterly. Conversion can be exercised at maturity (upon demand) at a price of $ 0.40 per share.	1,114,671

Unsecured convertible promissory note of $300,000 dated December 3, 1999 with a maturity date of December 1, 2000, and accrues interest at 12% per annum. Conversion can be exercised at Maturity at a price of $ 0.36 per share.	300,000

Unsecured convertible promissory note of $100,000 dated January 10, 2000 with a maturity date of December 1, 2000, and accrues interest at 10% Per annum. Conversion can be exercised at maturity at a price of $ 0.25 per share.

- 0 -
--------------------

TOTALS	$1,818,111
============

Accrued interest related to notes payable totaled $193,860 as of March 31, 2003. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

F 10

-----------------------------------------------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2003

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

NOTE 7 - BANKRUPTCY

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. The Company had planned to emerge from these proceedings with a workable reorganization plan to repay its major creditors, including the landlord. The Company was current in its monthly rent obligations, but the landlord is also a short-term creditor with whom the Company was trying to negotiate new payment terms. On September 21, 2001 the Company's subsidiary (RMA of San Francisco, Inc.) also filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, and subsequently the cases were consolidated. The Company submitted reorganization plans to the Court for approval, but the plans were rejected. The Bankruptcy Court ordered the transfer of operations as of September 13, 2002, and then subsequently entered an order for liquidation on October 6, 2002.

The assets were transferred to a third party for approximately $1,450,000. As part of this transaction three of the Company's creditors, with claims totaling approximately $1,350,000 agreed to waive immediate payment of their claim and made payment arrangements with the buyer. A portion of the remaining funds were used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not being determinable at this time. It is possible that these claims will not completely satisfied through this process and that the Company will have some remaining liabilities

This has, in all practical terms, dissolved RMA of San Francisco and left the Company without an operating business. The Company has begun the search for other ventures.

F 11

-----------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002, a copy of which may be obtained by writing BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution.

Currently, the Company has no material assets and no operations or business of any kind.

-----------------------------------------------------------------------------------------------------------------

Results of Operations

First Quarter 2003 vs. First Quarter 2002

During the first three months ending March 31, 2003 ("First Quarter 2003"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company.

In comparison, for the first three months ending March 31, 2002 ("First Quarter 2002"), the Company recorded Sales revenues of $622,984 from the operations of its upscale gentlemen's club at 412 Broadway, San Francisco, California 94133 (the "Club"). All of these Sales revenues were derived solely from the Club.

When the Club was in operation and owned by the Company, Sales revenues were primarily derived from: (1) food and beverage sales; (2) Boardroom VIP membership sales; (3) nightclub admission (door) fees; (4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees"); (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $100 for the right to perform at the Club during any shift.)

Cost of Sales during First Quarter 2002 were $95,269 or 15.29% of Sales revenues during that period. When the Club was in operation and owned by the Company, Cost of Sales was primarily made up of food and beverage costs, labor costs, supply costs, and other costs incurred in operating the Club.

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

General and Administrative Expenses for the First Quarter 2002 were $515,524. A portion of these Expenses included a $17,000 per month fee to an executive manager appointed by the Court. Apart from these expenses, the remaining General and Administrative Expenses included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses.

-----------------------------------------------------------------------------------------------------------------

When the Club was in operation and owned by the Company, the Company also incurred Depreciation and Amortization Expenses of $97,911 during the First Quarter 2002. These represent non-cash charges against the Company's revenues to allocate the costs of capital expenditures made in prior periods. The Company did not have any assets during the First Quarter 2003 which would generate any Depreciation and Amortization Expenses. As a result, these Expenses were $0 during the First Quarter 2003.

As a result, during the First Quarter 2002 the Company incurred an operating loss of $85,720 compared to First Quarter 2003 when the Company incurred an Operating Loss of $0. The absence of an Operating Loss reflected the absence of any assets or operations during the First Quarter 2003.

In addition, during First Quarter 2003, the Company recorded no Interest Expense and no Interest Income. By comparison, the Company had $465 in Interest Income during First Quarter 2002.

This resulted in a Deficit Before Income Taxes of $0 during the First Quarter 2003 compared to $85,255 during the First Quarter 2002.

After adding a Provision for Income Taxes (i.e., California Franchise Taxes), the Company recorded a Net Loss of $0 during the First Quarter 2003 compared to $85,255 during the First Quarter 2002.

On a per share basis, the Net Loss during the First Quarter 2003 was $0 (with a Net Loss Per Common Share of $0) compared to First Quarter 2002 when the Net Loss was $85,255 and the Net Loss Per Common Share of about $0.01.

Liquidity and Capital Resources

Since the Company's filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company's liquidity and access to capital and any sources of financing has been very limited. Since September 2002, the Company has relied entirely upon its founder and Chief Executive Officer, Ralph M. Amato, to provide funds to the Company to maintain the Company's corporate existence, to pay fees for accounting and auditing, to pay franchise taxes to the State of Delaware, and to pay fees and costs for fulfilling its filing requirements under the Securities Exchange Act of 1934.

While the Company had Cash of $111,929 as of March 31, 2002, the Company had $699,967 as Cash as of March 31, 2003. All of the Cash shown on the Company's Balance Sheet as of March 31, 2003 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2002 or First Quarter 2003.

-----------------------------------------------------------------------------------------------------------------

The Company's management recognizes the extreme and adverse difficulties and challenges it faces. There is a significant risk that the Company may not continue in existence because the Company has and will likely continue to depend on the ability of its President, Ralph M. Amato to support the Company with loans to provide the funds needed to pay the costs to maintain the Company. Given the Company's extreme lack of capital resources, there can be no assurance that the Company will receive any financing or funding from any source. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current financial condition.

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

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2002, the Company had $1,434,740 shown as "Cash" on its balance sheet. However, all of these funds are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of March 31, 2003 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

-----------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------

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

Item 2. Changes in Securities

Not applicable.

(c) Issuances of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

See discussion above regarding filing in U.S. Bankruptcy Court for the Northern District of California.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

-----------------------------------------------------------------------------------------------------------------

The following exhibits were filed by the Company in connection with its Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannnell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

-----------------------------------------------------------------------------------------------------------------

(B) Form 8-K

The Company did not file any reports on Form 8-K during the three months ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc
.

/s/ Ralph M. Amato Ralph M. Amato, President, Chairman, & CFO
Date: May 14, 2003

-----------------------------------------------------------------------------------------------------------------