Form 10QSB
period 2003-06-30
BOYSTOYS COM INC
filed 2003-08-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[√]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of principal executive office)

(619) 895-6900 Issuer's telephone number, including area code

________________________________ (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2003 was 8,172,139 shares.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Independent Accountants' Review Report	F-1
		Consolidated Balance Sheets
		June 30, 2003 (unaudited) and June 30, 2002	F-2
		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2003 (unaudited) and Three Months Ended June 30, 2002 (unaudited) and Six Months Ended June 30, 2003 (unaudited) and Six Months Ended June 30, 2002	F-3
		Consolidated Statements of Cash Flows (unaudited)
		Six Months Ended June 30, 2003 and June 30, 2002	F-4
		Notes to Consolidated Financial Statements (unaudited)	F-5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 2A.	Factors That May Affect Future Results	19

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	22
	Item 2.	Changes in Securities	22
	Item 3.	Defaults Upon Senior Securities	22
	Item 4.	Submission of Matters to a Vote of Security Holders	22
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	22

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of June 30, 2003 and December 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the six and three months ended June 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BoysToys.com, Inc.

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

___________________________
ARMANDO C. IBARRA, CPA

San Diego, California
August 1, 2003

F 1

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
ASSETS

Current Assets:
Cash	$687,971	$1,434,740
	-----------------------	--------------------------
Total Current Assets	687,971	1,434,740

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	25,320
	-----------------------	--------------------------
Total Other Assets	32,738	58,058
	-----------------------	--------------------------
TOTAL ASSETS	$720,709	$1,492,798
	=============	===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$734,773
Equipment Lease Payable	-	11,996
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111
	-----------------------	--------------------------
Total Current Liabilities	2,011,971	2,758,740
	-----------------------	--------------------------
TOTAL LIABILITIES	2,011,971	2,758,740

Shareholders' Equity (Deficit) :
Preferred stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139as of June 30, 2003 and December 31, 2002)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,989,065)	(2,963,745)
	-----------------------	--------------------------
Total Shareholders' Equity (Deficit)	(1,291,262)	(1,265,942)
	-----------------------	--------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$1,492,798
	=============	===============

See Notes to Consolidated Financial Statements

F 2

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months Ended June 30, 2003 and 2002

	For the Six Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	---------------------	---------------------	---------------------	---------------------
Revenues	$-	$1,190,209	$-	$567,225
Cost of Sales	-	175,196	-	79,927
	---------------------	---------------------	---------------------	---------------------
Gross Profit	-	1,015,013	-	487,298

Depreciation & Amortization	-	(195,881)	-	(97,970)
General & Administrative Expenses	-	(976,763)	-	(461,239)
	---------------------	---------------------	---------------------	---------------------
Total General & Administrative Expenses	-	(1,172,644)	-	(559,209)
	---------------------	---------------------	---------------------	---------------------
Operating Income (Loss)	-	(157,631)	-	(71,911)

Other Income (Expenses)
Interest Income	-	937	-	472
Interest Expense	-	-	-	-
Write-Off of Investment in Fine Art	(25,320)	-	-	-
	---------------------	---------------------	---------------------	---------------------
Total Other Income (Expenses)	(25,320)	937	-	472
	---------------------	---------------------	---------------------	---------------------
Deficit Before Income Taxes	(25,320)	(156,694)	-	(71,439)

Provision for Income Taxes	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Net Income (Loss)	$(25,320)	$(156,694)	$-	$(71,439)
	============	============	============	============

Net income (loss) per share	$(0.00)	$(0.02)	$-	$(0.01)
	============	============	============	============

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139
	============	============	============	============

Net income (loss) per diluted share	$(0.00)	$(0.02)	$-	$(0.01)
	============	============	============	============

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139
	============	============	============	============

See Notes to Consolidated Financial Statements

F 3

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six and Three Months Ended June 30, 2003 and 2002

	For the Six Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	---------------------	---------------------	---------------------	---------------------
Cash Flows from Operating Activities:
Net Income (Loss)	$-	$(156,694)	$-	$(71,439)
Non-cash operating activities included in deficit
accumulated :
Amortization and depreciation	-	195,881	-	97,970
(Increase) decrease in assets :
Inventory	-	(3,710)	-	(5,797)
Prepaid expenses	-	14,638	-	8,810
Employee advances	-	(6,251)	-	(8,274)
Note receivable-officer	-	(937)	-	(472)
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	(734,773)	(48,912)	-	(66,609)
Equipment lease payable	(11,996)	(3,545)	-	(1,772)
Accrued interest	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Net cash provided by (used in) operating activities	(772,089)	(9,530)	-	(47,583)
	============	============	============	============

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	(8,241)	-	(1,132)
Investment in fine art	25,320	(3,320)	-	(650)
	---------------------	---------------------	---------------------	---------------------
Net cash provided by (used in) investing activities	25,320	(11,561)	-	(1,782)
	============	============	============	============

Net increase (decrease) in cash	(746,769)	(21,091)	-	(49,365)

Cash at beginning of period	1,434,740	83,655	699,967	111,929

Cash at end of period	$687,971	$62,564	$699,967	$62,564
	============	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$9,042	$-	$6,309
	============	============	============	============
Income taxes	$-	$-	$-	$-
	============	============	============	============

See Notes to Consolidated Financial Statements

F 4

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

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

F 5

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

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

F 6

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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

F 7

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share (Continued)

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of June 30, 2003. This note accrued interest at 5.85% up until the bankruptcy filing.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

For the Year Ended December 31, 2002
-------------------------
Deferred tax assets:
Net operating loss carry-forwards	$1,900,000
Other	- 0 -
-------------------------
Gross deferred tax assets
Valuation allowance	(1,900,000)
-------------------------
Net deferred tax assets	$ - 0 -
===============

As of June 30, 2003, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2021. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 8

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of June 30, 2003, consist of the following:

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

- 0 -
----------------
TOTALS	$ 1,818,111
==========

F 9

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of June 30, 2003. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock option plans

The Company has approved two stock option plans that become effective January 1, 1994, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

During the year ended December 31, 1998, the Company issued 60,000 options to a director under the non-qualified stock option plan. During the year ended December 31, 1999, 1,950,000 options were granted to officers of the Company as a compensation award. The options were immediately exercisable for $0.25 per share and were granted at less than the quoted market price of the stock on the date of grant. The Company has elected to account for incentive grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, the Company recorded $30,000 and $3,042,000 as compensation expense for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, with a corresponding credit to additional paid in capital. Since 1999 the Company has not issued any additional stock compensation.

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

F 10

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 7 - BANKRUPTCY (Continued)

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

F 11

--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2002, a copy of which may be obtained by writing to BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037

On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company sought to effect a re-organization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club was located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property. Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. On September 12, 2002, all of the Company's assets and operations were sold and subsequently the Court determined that the Company should be placed in liquidation under Chapter 7 of the Bankruptcy laws. Currently, the Company has no assets, business, or operations.

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

The Company's Former Business

The Company, through its wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") formerly owned and operated an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club." The Company originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants") that is currently a dormant corporation with no operations or assets. All assets and operations of BTC Restaurants were assigned to RMA.

The Company has the following subsidiaries: RMA, BTC Restaurants, and Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA had any tangible assets or operations.

--------------------------------------------------------------------------

Internet-Related Matters

While the Company's name includes the ".com" moniker, this reflected the Company's original intention to pursue business activities involving the use of the internet. Currently, the Company has not had sufficient financial or managerial resources to pursue or develop any significant internet related business. And while the Company did have an internet Web Site for the Company's public and investor relations (namely, Boystoys.com) and previously it had six other Web Sites that opened in October 1999 and which remained in development only, the Company has since terminated these developmental Web Sites.

The Company's Former San Francisco Club

The Company formerly operated an "upscale" gentlemen's club in San Francisco. The Club included 15,000 square feet and was completed in October 1999. The Company at the time secured an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club opened on January 26, 2000.

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

Pursuant to an order of the Bankruptcy Court, all of the Company's assets were transferred to a buyer in September 2002. The Company no longer has or operates any business and there can be no assurance that the Company will own or operate any business in the future.

As stated elsewhere, on May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club was located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property. Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. On September 12, 2002, the United States Bankruptcy Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through December 31, 2002, the Company did not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution. Currently, the Company has no material assets and no operations or business of any kind.

--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Periods Ended June 30, 2003 and June 30, 2002

During the first three months ending June 30, 2003 ("Second Quarter 2003"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company.

In comparison, for the first three months ending June 30, 2002 ("Second Quarter 2002"), the Company recorded Sales revenues of $567,225 from the operations of its upscale gentlemen's club at 412 Broadway, San Francisco, California 94133. All of these Sales revenues were derived solely from the Club.

When the Club was in operation and was owned by the Company, Sales revenues were primarily derived from: (1) food and beverage sales; (2) Boardroom VIP membership sales; (3) nightclub admission (door) fees; (4) fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells Diamond Dollars certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each Diamond Dollars certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a dance fee to an entertainer) ("Cash Equivalent Fees"); (5) sales of certain merchandise on display at the Club and salable on a consignment basis; and (6) entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (At the time, the Company charged each entertainer a lease fee equal to $20 to $100 for the right to perform at the Club during any shift.)

Cost of Sales during Second Quarter 2003 were $0 compared to $79,927 or about 14% of Sales revenues during Second Quarter 2003. When the Club was in operation and owned by the Company, Cost of Sales was primarily made up of food and beverage costs, labor costs, supply costs, and other costs incurred in operating the Club.

The Company had $0 in Gross Profit during Second Quarter 2003. After deducting Cost of Sales, the Company's Gross Profit during the Second Quarter 2002 was $487,298. This represented a gross margin (computed as Gross Profit divided Sales) of approximately 86%.

The Company had no General & Administrative Expense during Second Quarter 2003. General and Administrative Expenses for the Second Quarter 2002 were $461,239. General and Administrative Expenses included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses.

When the Club was in operation and owned by the Company, the Company also incurred Depreciation and Amortization Expenses of $79,927 during the Second Quarter 2002. These represent non-cash charges against the Company's revenues to allocate the costs of capital expenditures made in prior periods. The Company did not have any assets during the Second Quarter 2003 which would generate any Depreciation and Amortization Expenses. As a result, these Expenses were $0 during the Second Quarter 2003.

The Company had $0 Operating Income (Loss) during the Second Quarter 2003. During the Second Quarter 2002 the Company incurred an operating loss of $71,911. The absence of an Operating Loss during Second Quarter 2003 reflected the absence of any assets or operations during that period.

In addition, during Second Quarter 2003, the Company recorded no Interest Expense and no Interest Income. By comparison, the Company had $472 in Interest Income during Second Quarter 2002.

During Second Quarter 2003, the Company had no Net Income or Loss. By comparison, during Second Quarter 2002, the Company had Net Loss of $71,439.

On a per share basis, the Net Loss during the Second Quarter 2003 was $0 (with a Net Loss Per Common Share of $0) compared to Second Quarter 2002 when the Net Loss was $71,439 and the Net Loss Per Common Share of about $0.01.

--------------------------------------------------------------------------

Liquidity and Capital Resources

Since the filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company's liquidity and access to capital and any sources of financing has been very limited. Since September 2002, the Company has relied entirely upon its founder and Chief Executive Officer, Ralph M. Amato, to provide funds to the Company to maintain the Company's corporate existence, to pay fees for accounting and auditing, to pay franchise taxes to the State of Delaware, and to pay fees and costs for fulfilling its filing requirements under the Securities Exchange Act of 1934.

While the Company had Cash of $699,967 as of June 30, 2003, all of the Cash shown on the Company's Balance Sheet will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

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

Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Six Month Periods Ended June 30, 2003 and June 30, 2002

During the six months ending June 30, 2003 (the "First Six Months of 2003"), the Company recorded Sales revenues of $0 compared to $1,190,209 in Sales revenues during the six months ending June 30, 2002 (the "First Six Months of 2002"). All of the Company's revenues during this period were derived from its Club.

Cost of Sales for the First Six Months of 2003 were $0 since the Company had no operations or business during that period. During the First Six Months of 2002 they were $175,196 or approximately 14.72% of the Company's Sales revenues during this period. Cost of Sales is primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club.

--------------------------------------------------------------------------

The Company's Gross Profit during the First Six Months of 2002 was $1,015,013.

The Company likewise had no General and Administrative Expenses during the First Six Months of 2003. General and Administrative Expenses during the First Six Months of 2002, primarily made up of wages, salaries, depreciation, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,172,644. Thus, General and Administrative Expenses equaled approximately 88% of the Company's Sales revenues of $1,190,209 during the First Six Months of 2002. The Company's Total General and Administrative Expenses increased as a result of $195,881 in Depreciation and Amortization Expenses recorded during the First Six Months of 2002. Without these Depreciation and Amortization Expenses in 2002, the Company would have recorded an Operating Profit of $38,250. Throughout 2002, the Company continued to stress efficiencies in labor scheduling and improvements in operations management to gain stronger control of the Company's costs.

In addition, since the Company filed for protection under federal bankruptcy laws on May 8, 2001, the Company faces uncertainties that are beyond its control. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

As a result, the Company recorded a Net Loss of $0 during the First Six Months of 2003 compared to a Net Loss of $156,694 during the First Six Months of 2002. And, the Company recorded a Net Loss Per Share of $0.02 during the First Six Months of 2002 compared to a Net Loss Per Share of $0 during the First Six Months of 2003.

Liquidity and Capital Resources

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

On June 30, 2002, the Company had Total Current Assets of $146,475 and Total Current Liabilities of $2,248,425. This compares to December 31, 2002 when the Company had Total Current Assets of $1,434,740 and Total Current Liabilities of $2,758,740. All of the Company's assets are subject to the order of the Bankruptcy Court for the payment of creditor and other allowed claims there under.

Unless or until the Company's bankruptcy obligations have been satisfied, the Company will continue to be dependent upon its corporate officer, Ralph Amato for such limited funds as may be available to support the very existence of the Company as a corporate entity. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California. In its petition, the Company sought at that time to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property. Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. All of the Company's assets were transferred pursuant to an order of the Bankruptcy Court on September 12, 2002. Since then the Company has not had any assets or operations. There can be no assurance that the Court will make any determinations favorable to the Company.

--------------------------------------------------------------------------

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

1. Continued Operating Losses. The Company incurred significant losses during the twelve months ending December 31, 2002. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2. Impact of Bankruptcy Filing & Continuing Uncertainty. On May 8, 2001, the Company filed a petition in the U.S. Bankruptcy Court for the Northern District of California. The bankruptcy filing was sought to protect the Company from the actions of a holder of a lien on the building and the actions of the owner of the real property leased by the Company for the operation of its Club. The Company subsequently transferred all of its assets and the Company's filing was converted into a Chapter 7 liquidation case.

3. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2002, the Company had $1,434,740 shown as "Cash" on its balance sheet. However, all of these funds are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations cannot be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of June 30, 2003 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

4. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. While The Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

--------------------------------------------------------------------------

5. Lack of Assets, Lack of Business, No Equity, No Working Capital & Severe Need for Additional Financing. The Company's sole assets and operations have been sold and the Company's operations have been liquidated to satisfy creditors. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment.

6. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 2002, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

7. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock and currently the Company has not issued any preferred stock.

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

9. Control by Officers and Directors. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 2002 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors). The Company has granted a common stock purchase option (the "First Amato Option") to Ralph M. Amato, the Company's Chairman, President, Secretary, and Founder. The First Amato Option grants Mr. Amato the right to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per Common Share. The First Amato Option has no expiration date. In addition, Mr. Amato holds a second common stock purchase option for the purchase of 600,000 shares of the Company's Common Stock with an exercise price of $0.25 per share (the "Second Amato Option"). The Second Amato Option expires February 13, 2004. Finally, Michael L. Potter, the Company's Secretary and Director, holds an option to purchase 250,000 shares of the Company's Common Stock at a purchase price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004.

10. Dependence Upon Key Personnel. The Company believes its success will depend, to a significant extent, on the efforts and abilities of Ralph M. Amato, the Company's President and CEO. The loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company.

11. Key Man Insurance & No Full-Time Management. The Company has no key man life insurance on the life of Ralph M. Amato. In the event that he is unable to perform his duties, the Company's business may be adversely impacted. Further Mr. Amato has secured other full time employment and is not able to devote only a minimal amount of time on an annual basis to the Company and its affairs.

12. Lack of Independent Evaluation of Business Plan & Proposed Strategy. The Company has not obtained any independent evaluation of the Company's Business Plan and the Company's proposed business strategy. There can be no assurance that the Company' proposed strategy will be successful.

--------------------------------------------------------------------------

13. No Likelihood of Dividends. The Company does not anticipate that it will pay any dividends on the Company's Common Stock. Any profits that the Company may generate, if any, will be reinvested into the Company.

14. Substantial Potential Dilution. If the Company were to raise any capital, it is likely to result in substantial and on-going dilution of the Company's existing stockholders.

15. Rule 144 Stock Sales. As of December 31, 2002, the Company had 2,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

16. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

--------------------------------------------------------------------------

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

PART II - OTHER INFORMATION (Unaudited)

Item 1. Legal Proceedings

On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California. In its petition, the Company at the time sought to effect a re-organization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club was located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.

Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien.

On September 12, 2002, all of the Company's assets and operations were sold and subsequently the Court determined that the Company should be placed in liquidation under Chapter 7 of the Bankruptcy laws.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits have been filed with the Company's Form 10-SB and are hereby incorporated by reference herein:

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc
.

/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Officer Chief Financial Officer

Date: August 7, 2003

--------------------------------------------------------------------------