Form 10QSB
period 2003-09-30
BOYSTOYS COM INC
filed 2003-11-12
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM N/A TO

COMMISSION FILE NUMBER: 000-28684

BOYSTOYS.COM, INC. (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

CALIFORNIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0824801 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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
YES _X_     NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 30, 2003 WAS 8,172,139 SHARES.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number

PART I -	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets
		September 30, 2002 (unaudited) and September 30, 2003	F - 1
		Consolidated Statements of Operations (unaudited)
		Three Months Ended September 30, 2003 (unaudited) and Three Months Ended September 30, 2002 (unaudited) and Nine Months Ended September 30, 2002 (unaudited) and Nine Months Ended September 30, 2003	F - 2
		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended September 30, 2002 and September 30, 2003	F - 3
		Notes to Consolidated Financial Statements (unaudited)	F - 4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 2A.	Factors That May Affect Future Results	18

PART II -	OTHER INFORMATION
	Item 1.	Legal Proceedings	21
	Item 2.	Changes in Securities	21
	Item 3.	Defaults Upon Senior Securities	21
	Item 4.	Submission of Matters to a Vote of Security Holders	21
	Item 5.	Other Information	21
	Item 6.	Exhibits and Reports on Form 8-K	22

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
ASSETS

Current Assets:
Cash	$687,971	$1,434,740
	-----------------------	--------------------------
Total Current Assets	687,971	1,434,740

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	25,320
	-----------------------	--------------------------
Total Other Assets	32,738	58,058
	-----------------------	--------------------------
TOTAL ASSETS	$720,709	$1,492,798
	=============	===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$734,773
Equipment Lease Payable	-	11,996
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111
	-----------------------	--------------------------
Total Current Liabilities	2,011,971	2,758,740
	-----------------------	--------------------------
TOTAL LIABILITIES	2,011,971	2,758,740

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value (10,000,000 authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139as of September 30, 2003 and December 31, 2002)	81,721	81,721
Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit) :	(2,989,065)	(2,963,745)
	-----------------------	--------------------------
Total Shareholders' Equity (Deficit)	(1,291,262)	(1,265,942)
	-----------------------	--------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$1,492,798
	=============	===============

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended September 30, 2003 and 2002

	For the Nine Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	---------------------	---------------------	---------------------	---------------------
Revenues	$-	$1,615,962	$-	$425,753
Cost of Sales	-	216,708	-	41,512
	---------------------	---------------------	---------------------	---------------------
Gross Profit	-	1,399,254	-	384,241

Depreciation & Amortization	-	(195,881)	-	-
General & Administrative Expenses	-	(1,558,260)	-	(581,497)
	---------------------	---------------------	---------------------	---------------------
Total General & Administrative Expenses	-	(1,754,141)	-	(581,497)
	---------------------	---------------------	---------------------	---------------------
Operating Income (Loss)	-	(354,887)	-	(197,256)

Other Income (Expenses)
Interest Income	-	937	-	-
Loss on Sale of Assets	-	(898,612)	-	(898,612)
Write-Off of Investment in Fine Art	(25,320)	-	-	-
	---------------------	---------------------	---------------------	---------------------
Total Other Income (Expenses)	(25,320)	(897,675)	-	(898,612)
	---------------------	---------------------	---------------------	---------------------
Deficit Before Income Taxes	(25,320)	(1,252,562)	-	(1,095,868)

Provision for Income Taxes	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Net Income (Loss)	$(25,320)	$(1,252,562)	$-	$(1,095,868)
	============	============	============	============

Net income (loss) per share	$(0.00)	$(0.15)	$-	$(0.13)
	============	============	============	============

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139
	============	============	============	============

Net income (loss) per diluted share	$(0.00)	$(0.12)	$-	$(0.11)
	============	============	============	============

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139
	============	============	============	============

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine and Three Months Ended September 30, 2003 and 2002

	For the Nine Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	---------------------	---------------------	---------------------	---------------------
Cash Flows from Operating Activities:
Net Income (Loss)	$(25,320)	$(1,252,562)	$-	$(1,095,868)
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	-	-	-	-
(Increase) decrease in assets:
Inventory	-	46,992	-	50,702
Prepaid expenses	-	(4,438)	-	(19,076)
Employee advances	-	(6,251)	-	-
Note receivable-officer	-	(937)	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(734,773)	133,512	-	182,424
Equipment lease payable	(11,996)	(12,328)	-	(8,783)
	---------------------	---------------------	---------------------	---------------------
Net cash provided by (used in) operating activities	(772,089)	(1,096,012)	-	(890,601)
	============	============	============	============

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	2,450,417	-	2,262,777
Investment in fine art	25,320	(3,320)	-	-
	---------------------	---------------------	---------------------	---------------------
Net cash provided by (used in) investing activities	25,320	2,447,097	-	2,262,777
	============	============	============	============

Net increase (decrease) in cash	(746,769)	1,351,085	-	1,372,176

Cash at beginning of period	1,434,740	83,655	687,971	62,564
	---------------------	---------------------	---------------------	---------------------
Cash at end of period	$687,971	$1,434,740	$687,971	$1,434,740
	============	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :
Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$-	$-	$-
	============	============	============	============
Income taxes	$-	$-	$-	$-
	============	============	============	============

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of September 30, 2003. This note accrued interest at 5.85% up until the bankruptcy filing.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2002

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -
		----------------
Gross deferred tax assets
Valuation allowance		(1,900,000)
		----------------
Net deferred tax assets	$	- 0 -
		=========

As of September 30, 2003, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2022. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

--------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of September 30, 2003, consist of the following:

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

- 0 -
-------------------
TOTALS	$ 1,818,111
===========

--------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of September 30, 2003. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2002, a copy of which may be obtained by writing to BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

--------------------------------------------------------------------------

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

     Prior to August 2002, the Company's Club served three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The Club's revenues were generated from:

     1)  food and beverage sales;

     2)  Boardroom VIP membership sales;

     3)  nightclub admission (door) fees;

     4)  fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items (i.e., the Company sells "Diamond Dollars" certificates (in multiples of $10 and $20 amounts) to patrons of the Club such that each "Diamond Dollars" certificate may be used in lieu of cash or credit cards at the Club for a patron's payment of a "dance fee" to an entertainer) ("Cash Equivalent Fees"),

     5)  sales of certain merchandise on display at the Club (i.e., polo shirts, t-shirts, jackets, and caps) and other merchandise salable on a consignment basis; and

--------------------------------------------------------------------------

     6)  entertainers' lease fees paid by entertainers (dancers) for the privilege of performing at the Club. (Currently, the Company charges each entertainer a lease fee equal to $20 to $50 for the right to perform at the Club during any shift.)

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

--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2002 and September 30, 2003

     During the three months ending September 30, 2002 ("Third Quarter 2002"), the Company recorded $425,753 in Sales Revenues. All of the Company's revenues were derived solely from the revenues generated at its Club. This compares to $0 in revenues during the three months ending September 30, 2003 ("Third Quarter 2003"). During the Third Quart 2003, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court.

     After deducting $41,512 in Cost of Sales, the Company recorded $384,241 in Gross Profit during the Third Quarter 2002. Cost of Sales was primarily made up of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. During the Third Quarter 2003, the Company had $0 in Cost of Sales and a Gross Profit of $0 during that period.

     The Company's Gross Profit of $384,241 in the Third Quarter 2002 represents a Gross Profit Margin (before deduction of other operating and non-operating expenses) of approximately 90% for that period.

     However, during the Third Quarter 2002 the Company also recorded $581,497 in General and Administrative Expenses related both to the operation of the Company and the Club. These expenses were primarily wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses. By comparison, during Third Quarter 2003, the Company recorded no General and Administrative Expenses.

     During Third Quarter 2002, the Company recorded a Loss on Sale of Assets of $898,612 which represented the net effect of the transfer of the Company's Assets to the Trustee pursuant to the order of the U.S. Bankruptcy Court. As a result, during the Third Quarter 2002, the Company recorded a Net Loss of $1,095,868. This compares to a $0 in Net Loss during the Third Quarter 2003.

     Therefore, the Company recorded a Net Loss Per Share of $0.11 during the Third Quarter 2002 compared to a Net Loss Per Share of $0.00 during the Third Quarter 2003.

--------------------------------------------------------------------------

Nine Month Periods Ended September 30, 2002 and September 30, 2003

     During the nine months ending September 30, 2002 (the "First Nine Months of 2002"), the Company recorded Sales revenues of $1,615,962 compared to $0 in Sales revenues during the nine months ending September 30, 2003 (the "First Nine Months of 2003"). All of the Company's revenues during the 2002 period were derived from its Club.

     Cost of Sales for the First Nine Months of 2002 were $216,708 or approximately 13% of the Company's Sales revenues during this period. Cost of Sales was primarily composed of food, liquor, and other miscellaneous expenses related to the Company's sale of food and beverages at the Club. During the First Nine Months of 2003, the Company recorded Cost of Sales of $0 during that period. The lack of Sales revenues and Cost of Sales during this period reflects that the Company had no assets or business.

     General and Administrative Expenses during the First Nine Months of 2002, primarily made up of wages, salaries, and other expenses incurred for management, administrative, marketing, promotion, accounting, legal, and other similar expenses, totaled $1,558,260. Thus, General and Administrative Expenses equaled approximately 96% of the Company's Sales revenues during the First Nine Months of 2002 and Total General and Administrative Expenses (with Depreciation and Amortization of $195,881) totaled $1,754,141 during the First Nine Months of 2002.

     As a result, the Company recorded a Net Loss of $1,252,562 during the First Nine Months of 2002 compared to a Net Loss of $0 during the First Nine Months of 2003. And, the Company recorded a Net Loss Per Share of $0.15 during the First Nine Months of 2002 compared to a Net Loss Per Share of $0.00 during the First Nine Months of 2003.

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

     If the Company is to sustain itself as a corporate entity and meet its obligations under federal securities laws, the Company will likely need, at minimum, $5,000 to $10,000 annually. There can be no assurance that the Company will obtain any such financing.

--------------------------------------------------------------------------

Item 2a. Factors that May Affect Future Results

     The Company's current financial condition, its lack of assets and absence of an on-going business will mean that the Company faces direct and continuing risks to its very existence. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

     1.   Lack of Business, Uncertainty, & Lack of Any Source of Financing. The Company has no business, has no prospect of obtaining or acquiring a business, and the Company continues to face uncertainties arising out of the proceedings of the Bankruptcy Court. Further, given the Company's recent experiences in Bankruptcy Court, the Company's management has not undertaken any review or evaluation of the Company or what actions or plans that the Company could take to gain any benefit for the Company's shareholders. Under these circumstances and since the Company has and will continue to need financing to support its continued existence as a corporate enterprise, the Company faces significant and likely prolonged uncertainties with respect to the mere survival of the Company. There can be no assurance that the Company can continue to survive as a corporate entity, can continue to meet its filing and reporting requirements under federal securities laws or otherwise maintain its existence.

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

     4.   Limited Management Time & Limited Management. The Company has only two corporate officers and each is employed on a full time basis in other pursuits. The Company has no current ability to pay any cash salaries to its officers and, on this basis, the Company and its affairs may receive only limited attention from its two corporate officers. This could leave the Company with little or minimal assistance and oversight from its corporate officers and thus leave the Company unable to meet the challenges that it faces to survive as a corporate entity.

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

--------------------------------------------------------------------------

     7.   Rule 144 Stock Sales. As of December 31, 2002, the Company had 8,172,139 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Pending any further actions or determinations that may be made by the U.S. Bankruptcy Court for the Northern District of California, the Company's management is not aware of any other legal proceedings involving the Company.

     On November 1, 2002, the Company filed a Plan of Liquidation with the Bankruptcy Court.

     The Company is not aware of any new legal proceedings initiated during 2003.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

--------------------------------------------------------------------------

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

(b) Reports on Form 8-K

     No reports were filed during the quarter ended September 30, 2003.

--------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc
.

/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Officer Chief Financial Officer

Date: November 11, 2003

--------------------------------------------------------------------------