Form 10KSB
period 2003-12-31
BOYSTOYS COM INC
filed 2004-03-30
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office)

(619) 895-6900 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class	Name of Exchange On Which Registered
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

State issuer's revenues for its most recent fiscal year: $0.

     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801.39 as of December 31, 2003. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on March 25, 2004. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2003 was 8,172,139.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 25, 200: 8,172,139.

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

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

--------------------------------------------------------------------------

PART I

Item 1. Description of Business.

Company Structure

     BoysToys.com, Inc., a Delaware corporation (the "Company" or "we" or "our"), was incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp.

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

     On September 12, 2002, the United States Bankruptcy Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through the current date, the Company does not have any assets or operations. Our prior plan of reorganization that we proposed was rejected by the Court. The Company has no assets or operations and we have reason to believe that we can financially support the cost of continuing to maintain the existence of the Company.

     On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution and liquidation of the Company's assets.

Status of Company

     We are bankrupt. We have no significant assets and we have no business. We do not anticipate acquiring any assets or any business. As a corporation, we are filing this Form 10-KSB out of loyalty to our stockholders. We appreciate their past support and the many efforts that many of them gave to help the Company in prior years. The Company's Directors regret that the Company failed and that we were not able to execute the plans that we had to grow and expand the Company. We may not be able to fulfill our obligations to file this report in the future, but we appreciate the friendships and the opportunity to work together with our stockholders, vendors, suppliers, and customers in the past.

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

--------------------------------------------------------------------------

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

The Company's Previously-Owned San Francisco Club

     From January 26, 2000 to September 12, 2002, we operated the Club. It comprised 15,000 square feet The Company held an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club and all of the Company's assets and operations were transferred by the Court on September 12, 2002 and currently the Company has no business or operations.

     During the period that we owned the Club, the Club served three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The business of the Company is conducted under the trade name, trademark, and service mark of "Boys Toys."

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

--------------------------------------------------------------------------

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

     Additionally, Boardroom members had free use of Boardroom facilities for private parties and meetings, preferred seating and advanced notices for special events and holiday functions held at the Club, and access to personal improvement seminars and concierge services. Boardroom memberships were for a period of one year, and were renewable by a member at the end of each membership year. Membership fees for the Boardroom were $1,000 per annum. Now this all gone.

Prior Boys Toys Club Operations and Management

     Prior to September 12, 2002 and the transfer of the Company's assets and operations by order of the United States Bankruptcy Court, the Club was open daily from 11:00 a.m. to 2:00 a.m. with two managers in addition the Club's General Manager. The Club also employed a staff consisting of approximately 40 hourly employees and 35 part-time employees. The additional 35 part-time employees were primarily restaurant servers, bus persons, and support personnel.

     In addition to these employees, the Company had 25 to 50 female exotic entertainers (dancers) per night, as independent contractors, on a varying basis. Each exotic female entertainer was paid directly by a patron for each dance performed. We did not employ or pay any wages, salary, compensation, or other fees to any of the exotic female entertainers that perform at the Club. Entertainers also paid a lease fee of $20 to $50 per shift for the right to perform at the Club. Entertainers received only Advance Fees from patrons of the Club. We did not receive any percentage from any cash fees paid by patrons to the entertainers (dancers) that perform at the Club. However and as described earlier, when an entertainer redeemed any Diamond Dollars certificates (previously received from a patron in payment of any Advance fees, the Company paid the entertainer an amount equal to 90% of the face or stated value of the Diamond Dollars certificates that were later submitted for redemption. (Thus, if an entertainer submitted $1,000 in Diamond Dollars certificates to the Company, the Company redeemed these certificates by paying the entertainer $900 in cash.)

--------------------------------------------------------------------------

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

     On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution.

Item 1a. Factors that May Affect Future Results

     We have no significant assets, business, or operations and there can be no assurance that we will ever have or acquire any assets, business, or operations at any time in the future. The Company is a mere "public shell" and currently the Company does not have any future prospect of ever holding any business or operations. An investment into the Company or the purchase of the Company's common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and the Company's securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors. In addition, any purchaser should appreciate that we are bankrupt. We have no significant assets and we have no business. We do not anticipate acquiring any assets or any business. As a corporation, we are filing this Form 10-KSB out of loyalty to our stockholders. We appreciate their past support and the many efforts that many of them gave to help the Company in prior years. The Company's Directors regret that the Company failed and that we were not able to execute the plans that we had to grow and expand the Company. We may not be able to fulfill our obligations to file this report in the future, but we appreciate the friendships and the opportunity to work together with our stockholders, vendors, suppliers, and customers in the past.

--------------------------------------------------------------------------

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2003, the Company had "Cash" shown on its balance sheet. However, all of these funds are to be used to pay priority claims and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to other creditors. The amount of any such remaining obligations can not be determined but the amounts may be substantial. None of these funds are or will be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

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

3. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, the Company has no significant assets, business or operations. The Company is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. The Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

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

--------------------------------------------------------------------------

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

7. Control by Officers and Directors. If the Company's officers and directors exercise all stock options held by them as of March 25, 2004, then, as a group, they would hold the power to vote an aggregate of 3,612,000 shares of the Company's Common Stock which would enable them to influence and control the Company's affairs.

8. Dependence Upon Ralph M. Amato & Limited Management Time to Company Matters. The Company believes its success will depend, to a significant extent, on the limited and sporadic efforts and time that may be provided by Ralph M. Amato, the Company's President. Since the Company has no other management that can give any time to the Company's affairs, the loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. The Company has no key man life insurance on his life and does not intend to purchase any such insurance. Further, since we are bankrupt and have no assets, the Company has no significant financial resources to employ Mr. Amato and there is no present prospect that the Company will obtain financial resources in the near future which would provide the financial resources needed to allow the Company to employ Mr. Amato or any other person on a full-time basis. As result, Mr. Amato is not able to devote his time and energy to the Company or its affairs on a full time or on a part-time basis. Any attention that Mr. Amato may be able to give to the Company will be on a limited and sporadic basis and there can be no assurance that this will be sufficient for the Company's purposes.

9. Potential Dilution. Any actions that may be taken by the U.S. Bankruptcy Court or any actions that the Company's Board of Directors may take in addressing the Company's obligations to its creditors will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. Further, the Company has no material assets to sustain its existence and there is no current prospect that the Company will ever have any assets.

10. Rule 144 Stock Sales. As of December 31, 2003, the Company had 2,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

--------------------------------------------------------------------------

11. Two Directors, Absence of Audit Committee & Independent Directors. For the past six years the Company has had only two Directors: Ralph M. Amato and Michael L. Potter, Esq. both of whom are officers of the Company. Although the Company believes that its Directors are able to undertake and fulfill their obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company's circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

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

Item 3. Legal Proceedings

     On May 8, 2001, the Company and RMA filed a petition in the U.S. Bankruptcy Court for the Northern District of California.

     On September 12, 2002, the Court transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through December 31, 2003, the Company did not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

     On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company has not held any meeting of the Company's shareholders in 2003 and no action of the Company's shareholders was taken in 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is formerly traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ." The Common Stock is currently traded only sporadically and with only limited and minimal interest by market makers.

     Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop. Trading in the stock has dropped since October 2002.

     The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2003. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2003, the Company had two market makers.

2003	High ($)	Low ($)

1st Quarter	$ 0.01	$ 0.001
2nd Quarter	$ 0.01	$ 0.001
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2002

1st Quarter	$0.01	$ 0.01
2nd Quarter	$0. 01	$ 0.01
3rd Quarter	$0.01	$ 0.01
4th Quarter	$0.01	$ 0.01

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

     The number of shareholders of record of Common Stock on December 31, 2003 was approximately 769.

--------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Fiscal 2003 vs. Fiscal 2002

     During the twelve months ending December 31, 2003 ("Fiscal 2003"), the Company's Revenues were $0. This compares to revenues of $1,615,962 for the twelve month period ending December 31, 2002 ("Fiscal 2002"). The loss of all revenues during Fiscal 2003 was due to the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2003 was $0. This compares to Fiscal 2002 when Cost of Sales was $216,708. The decline in Cost of Sales was due to the cessation of the Company's business and operations on September 12, 2002.

     The Company recorded $0 in General and Administrative Expenses during Fiscal 2003. This compares to $1,754,141 in General and Administrative Expenses in Fiscal 2002. These expenses were primarily composed of: rental and utility expenses incurred for the Club; office and management expenses; and accounting, legal, and other general and administrative expenses.

     During Fiscal 2003, Depreciation and Amortization Expenses were $0. This compares to Depreciation and Amortization Expenses of $195,881 in Fiscal 2002, Total General and Administrative Expenses were $1,754,141 in Fiscal 2002. The reduction in General and Administrative Expenses was due to the cessation of the Company's business and operations on September 12, 2002.

     The Company also recorded a Loss on Sale of assets of $898,612 in Fiscal 2002 as the Company transferred all of its assets by order of the United States Bankruptcy Court. The Loss on Sale of Assets represents the difference between the book value of the assets and the funds received by the Company in connection with the transfer of the Company's operations and assets pursuant to the order of the United States Bankruptcy Court. The Company had a Write-Off of Investment in Fine art of $25,320 in Fiscal 2003 as the Company lost this amount on some artwork that formerly was on display in the Club that the Company used to own.

     As a result, the Company recorded a Net Loss of $25,320 compared to a Net Loss of $1,252,562 in Fiscal 2002.

     Although the number of shares of the Company's common stock did not change during the period from 2002 through 2003, the Company recorded a Net Loss per share of $0.12 in Fiscal 2002 compared to a Net Loss per share of $0.00 per share in Fiscal 2003.

     The Company anticipates that it will likely incur additional Net Losses for the foreseeable future since the Company has no present prospect of generating any revenues.

--------------------------------------------------------------------------

Liquidity and Capital Resources

     As of December 31, 2003 the Company had Total Current Liabilities of $2,011,971 compared to $2,758,740 as of December 31, 2002. As of December 31, 2003, the Company had $687,971 as "Cash" in Total Current Assets.

     All of the "cash" shown as an asset on the Company's balance sheet will be used to pay administrative, priority, and other claims of persons who held allowable claims as determined by the United States Bankruptcy Court.

     The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the Company's President, Ralph M. Amato for funds needed to pay all accounting, auditing, corporate franchise taxes, preparation of all corporate income tax returns, and other expenses needed to sustain the Company's mere existence as a corporate enterprise. There can be no assurance that Mr. Amato will continue to support the Company by making loans or advancing funds to the Company in support of the Company's financial needs.

     As a result and subject to the above, as of December 31, 2003, the Company had no significant assets.

Impact of Inflation

     Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

Item 7. Financial Statements.

     The financial statements and related financial information required to be filed hereunder start on page F-1 of this report and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants.

     None.

--------------------------------------------------------------------------

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

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	53	President, Chairman, & Chief Financial Officer	12/06/93

Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	53	Secretary & Director	01/29/96

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     Ralph M. Amato, age 53, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

     Michael L. Potter, Esq., age 53, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

--------------------------------------------------------------------------

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

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2003 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none
Michael L. Potter, Esq.	Director & Secretary	none
Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1)Also beneficial owner of more than 10% of equity securities of Registrant.

(2)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2003, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------

Item 10. Executive Compensation

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2001 2002 2003	$104,000 $ 72,000 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:

* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown. The Company did not pay any compensation in 2003.

(1) No stock options were issued or granted in 2002 or 2003.

--------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2003.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class

Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	3,576,669[1]	43.77%[1]
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	270,000[2]	3.30%[2]

Total for all persons as a group (2 persons)		3,846,669	47.07%

Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,177[3]	37.86%[3]

Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,333[4]	13.37%

Footnotes:

1. For purposes of disclosure of past grants of stock options only and to show the effect of these options, the amounts shown include 1,200,000 shares purchasable at $0.25 per share by Ralph M. Amato pursuant to a certain common stock purchase option granted by the Company's Board of Directors (the "First Amato Option"). The First Amato Option has no expiration date. In addition, the amounts shown includes 600,000 shares purchasable at $0.25 per share by Ralph M. Amato (the "Second Amato Option"). The Second Amato Option expires on February 13, 2004. The amounts shown also include up to 77,000 shares of the Company's Common Stock that may be issued by the Company in the event that certain loans to the Company (from Mr. Amato and totaling $77,000 as of December 31, 2001) are converted into shares of the Company's Common Stock.

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

--------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2003 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)[1] (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)[1]	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:
1. Prior to 2000, the Company granted certain Common Stock Purchase Options to Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2002.

Stock Options

     The Company did not grant or issue any stock options in 2000, 2001, 2002, or 2003. The only stock options that were granted are those that were granted in 1999. The following table contains information concerning the grant of stock options made during fiscal 1999 to the Named Executive Officers:

Options: Prior Grants in 1999 Fiscal Year

	Individual Grants

Name	Number of Shares Underlying Options Granted (#)	% of Total Options Granted in Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Ralph M. Amato	1,200,000		$0.25	None
	600,000	87.18%	0.25	02/04

Michael L. Potter, Esq.	250,000	12.82%	$0.25	02/04

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 2000 and unexercised options held as of the end of the 2003 fiscal year.

--------------------------------------------------------------------------

Aggregated Option Exercises in 2003 Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at FY-End (#)(1)	Value of Unexercised In-the-Money Options at FY-End ($)(1)(2)
Ralph M. Amato	0	--	1,800,000	$0
Michael L. Potter, Esq.	0	--	250,000	$0

(1)All options are presently exercisable.

(2)Market value of underlying securities minus the exercise price. Based on closing sale price of $0.01 per share on March 25, 2003.

(3)Exercise price equal to $0.25 per share.

Item 12. Certain Relationships and Related Transactions.

     None during the two year period ending December 31, 2003.

--------------------------------------------------------------------------

Item 13. Exhibits and Reports on Form 8-K

(a) The Company filed the following Reports on Form 8-K during the year ending December 31, 2002:

     Form 8-K filed on September 23, 2002

(b) The Company hereby files the following Exhibits with this Annual Report:

32.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following exhibits were filed with the Company= s Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: March 29, 2004
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: March 29, 2004
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: March 29, 2004
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

INDEPENDENT AUDITORS' REPORT

The Board of Directors
BoysToys.com, Inc.

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BoysToys.com, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

____________________________
Armando C. Ibarra, CPA

San Diego, California
February 3, 2004

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 1 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002

ASSETS

	December 31,	December 31,

	2003	2002

Current Assets:

Cash	$687,971	$1,434,740

Total Current Assets	687,971	1,434,740

Property and Equipment, Net	-	-

Other Assets:

Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	25,320

Total Other Assets	32,738	58,058

TOTAL ASSETS	$720,709	$1,492,798

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,

	2003	2002

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$734,773
Equipment Lease Payable	-	11,996
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,758,740

TOTAL LIABILITIES	2,011,971	2,758,740

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value (20,000,000shares authorized; issued and outstanding: 8,172,139 as of December 31, 2003 and December 31, 2002)	81,721	81,721

Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit)	(2,989,065)	(2,963,745)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,265,942)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$1,492,798

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002

	For the Years Ended

	December 31, 2003	December 31, 2002

Revenues	$-	$1,615,962

Cost of Sales	-	216,708

Gross Profit	-	1,399,254

Depreciation & Amortization	-	(195,881)
General & Administrative Expenses	-	(1,558,260)

Total General & Administrative Expenses	-	(1,754,141)

Operating Income (Loss)	-	(354,887)

Other Income (Expenses)
Interest Income	-	937
Loss on Sale of Assets	-	(898,612)
Write-off of Investment in Fine Art	(25,320)	-

Total Other Income (Expenses)	(25,320)	(897,675)

Deficit Before Income Taxes	(25,320)	(1,252,562)

Provision for Income Taxes	-	-

Net Income (Loss)	$(25,320)	$(1,252,562)

Net income (loss) per share	$(0.00)	$(0.15)

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$(0.00)	$(0.12)

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 6, 1993 through December 31, 2003

	Common Stock			Common stock Subscribed

	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(7,856,576)	$-	$654,165

Issuance of stock in lieu of interest payment due in March 2000 to Essex Capital	75,000	750	31,745	-	-	-	-	32,495

Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-	-	-	10,000

Issuance of common stock on conversion of note payable for construction services from W.B.Elmer at $2.00 per share.	335,000	3,350	596,650	-	-	-	-	600,000

Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-	-	-	50,000

Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-	-	-	243,318

Issuance of common stock on conversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-	-	-	12,500

Issuance of common stock on for accrued interest on Essex note on August 15, 2000 at a price of $0.40 per share	82,500	825	32,175	-	-	-	-	33,000

Issuance of common stock for consulting services rendered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-	-	-	26,000

Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-	-	-	36,325

Net Loss						-	(961,014)	(961,014)

Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(961,014)	$736,789

Net Loss						-	(308,492)	(308,492)

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297

Net Loss						-	(1,694,239)	(1,694,239)

Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,963,745)	$(1,265,942)

Net Income (Loss)						-	(25,320)	(25,320)

Balance, December 31, 2003	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,989,065)	$(1,291,262)

See Notes to Consolidated Financial Statements

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002

	For the Years Ended

	December 31, 2003	December 31, 2002

Cash Flows from Operating Activities:
Net Income (Loss)	$(25,320)	$(1,252,562)
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	-	-
(Increase) decrease in assets:
Inventory	-	46,992
Prepaid expenses	-	(4,438)
Employee advances	-	(6,251)
Note receivable-officer	-	(937)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(734,773)	133,512
Equipment lease payable	(11,996)	(12,328)

Net cash provided by (used in) operating activities	(772,089)	(1,096,012)

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	2,450,417
Investment in fine art	25,320	(3,320)

Net cash provided by (used in) investing activities	25,320	2,447,097

Net increase (decrease) in cash	(746,769)	1,351,085

Cash at beginning of period	1,434,740	83,655

Cash at end of period	$687,971	$1,434,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest (net of amount capitalized)	$-	$-

Income taxes	$-	$-

See Notes to Consolidated Financial Statements

- F 6 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

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

- F 7 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

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

- F 8 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

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

- F 9 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of December 31, 2003. This note accrued interest at 5.85% up until the bankruptcy filing.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2003

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2003, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2022. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 10 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of December 31, 2003, consist of the following:

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

- F 11 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of December 31, 2003. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

- F 12 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2003

NOTE 7 - BANKRUPTCY (Continued)

The assets were transferred to a third party for approximately $1,450,000. As part of this transaction three of the Company's creditors, with claims totaling approximately $1,350,000 agreed to waive immediate payment of their claim and made payment arrangements with the buyer. A portion of the remaining funds was used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not being determinable at this time. It is possible that these claims will not completely satisfy through this process and that the Company will have some remaining liabilities.

This has, in all practical terms, dissolved RMA of San Francisco and left the Company without an operating business. The Company has begun the search for other ventures.

- F 13 -
--------------------------------------------------------------------------