Form 10QSB
period 2004-03-31
BOYSTOYS COM INC
filed 2004-05-17
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ending March 31, 2004

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

412 Broadway, San Francisco, California 94133 (Former name, former address, and former fiscal year, if changed since last report)

Common Stock Outstanding at March 31, 2004 8,172,139 Shares at $0.001 Par Value Common

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X      NO

===================================================================

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 31, 2004: 8,172,139.

===================================================================

BoysToys.com, Inc.

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets March 31, 2004 (unaudited) and December 31, 2003	F-1
Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2003 (unaudited) and Three Months Ended March 31, 2004 (unaudited)	F-2
Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2003 and March 31, 2004	F-3
Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Item 2A. Factors That May Affect Future Results	6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	12

===================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003

	March 31,	December 31,

	2004	2003

ASSETS

Current Assets:
Cash	$687,971	$687,971

Total Current Assets	687,971	687,971

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	-

Total Other Assets	32,738	32,738

TOTAL ASSETS	$720,709	$720,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$-
Equipment Lease Payable	-	-
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value (10,000,000 authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139as of March 31, 2004 and December 31, 2003)	81,721	81,721
Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit) :	(2,989,065)	(2,963,745)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709

See Notes to Consolidated Financial Statements

- F 1 -
===================================================================

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003

For the Three Months Ended

	March 31, 2004	March 31, 2003

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Depreciation & Amortization	-	-
General & Administrative Expenses	-	-

Total General & Administrative Expenses	-	-

Operating Income (Loss)	-	-

Other Income (Expenses)
Interest Income	-	-
Loss on Sale of Assets	-	-
Write-off of Investment in Fine Art	-	-

Total Other Income (Expenses)	-	-

Deficit Before Income Taxes	-	-

Provision for Income Taxes	-	-

Net Income (Loss)	$-	$-

Net income (loss) per share	$-	$-

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$-	$-

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

- F 2 -
===================================================================

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003

For the Three Months Ended

	March 31, 2004	March 31, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$-
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	-	-
(Increase) decrease in assets:
Inventory	-	-
Prepaid expenses	-	-
Employee advances	-	-
Note receivable-officer	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	(734,773)
Equipment lease payable	-	-

Net cash provided by (used in) operating activities	-	(734,773)

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-
Investment in fine art	-	-

Net cash provided by (used in) investing activities	-	-

Net increase (decrease) in cash	-	(734,773)

Cash at beginning of period	687,971	1,434,740

Cash at end of period	$687,971	$699,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest (net of amount capitalized)	$-	$-

Income taxes	$-	$-

See Notes to Consolidated Financial Statements

- F 3 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

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

- F 4 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

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

- F 5 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

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

- F 6 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of March 31, 2004. This note accrued interest at 5.85% up until the bankruptcy filing.

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

As of March 31, 2004, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2022. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 7 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of March 31, 2004, consist of the following:

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

- 0 -

TOTALS	$ 1,818,111

- F 8 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of March 31, 2004. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 8, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

- F 9 -
===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2004

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

- F 10 -
===================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003, a copy of which may be obtained by writing BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

Status of Company

We are bankrupt. We have no significant assets and we have no business. We do not anticipate acquiring any assets or any business. As a corporation, we are filing this Form 10-QSB out of loyalty to our stockholders. We appreciate their past support and the many efforts that many of them gave to help the Company in prior years. The Company's Directors regret that the Company failed and that we were not able to execute the plans that we had to grow and expand the Company. We may not be able to fulfill our obligations to file this report in the future, but we appreciate the friendships and the opportunity to work together with our stockholders, vendors, suppliers, and customers in the past.

===================================================================

Results of Operations

First Quarter 2004 vs. First Quarter 2003

During the first three months ending March 31, 2004 ("First Quarter 2004"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company.

Similarly, for the first three months ending March 31, 2003 ("First Quarter 2003"), the Company recorded no Sales revenues.

Cost of Sales during First Quarter 2004 and First Quarter 2003 were $0 during both periods. The Company had $0 in Total General & Administrative Expenses during both periods and, in each case the Company had $0 in Net Income and Net Income (Loss) was $0.

As a result, during the First Quarter 2004 and First Quarter 2003 the Company had $0 in Net Income (Loss) for each period.

On a per share basis, the Net Loss during the First Quarter 2004 was $0 (with a Net Loss Per Common Share of $0) compared to First Quarter 2003 when the Net Loss was $0 and the Net Loss Per Common Share of about $0.

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

All of the Cash shown on the Company's Balance Sheet as of March 31, 2004 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2003 or First Quarter 2004.

===================================================================

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

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2002, the Company had $1,434,740 shown as "Cash" on its balance sheet. However, all of these funds are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of March 31, 2004 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

===================================================================

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

===================================================================

6. Limited Public Market. There is a limited trading market for the Company's Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

7. Control by Officers and Directors. The Company's two officers control the Company due to the relative large size of their stockholdings.

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

===================================================================

10. Rule 144 Stock Sales. As of December 31, 2003, the Company had 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

===================================================================

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

===================================================================

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

===================================================================

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

The following exhibits were filed by the Company in connection with its Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)

4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannnell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended for the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as amended for the Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

(B) Form 8-K

The Company did not file any reports on Form 8-K during the three months ending March 31, 2004.

===================================================================

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

BoysToys.com, Inc.

/s/ Ralph M. Amato
Ralph M. Amato, President, Chairman, & CFO

Date: May 15, 2004

===================================================================