Form 10QSB
period 2004-06-30
BOYSTOYS COM INC
filed 2004-08-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

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
Yes _X_     No ___

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2004 was 8,172,139 shares.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets
		June 30, 2004 (unaudited) and December 31, 2003	F-2
		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2004 (unaudited) and Three Months Ended June 30, 2003 (unaudited) and Six Months Ended June 30, 2004 (unaudited) and Six Months Ended June 30, 2003	F-4
		Statements Of Changes In Shareholders' Equity
		From December 6, 1993 through June 30, 2004	F-5
		Consolidated Statements of Cash Flows (unaudited)
		Six Months Ended June 30, 2004 and June 30, 2003	F-6
		Notes to Consolidated Financial Statements (unaudited)	F-7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 2A.	Factors That May Affect Future Results	20

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	24
	Item 2.	Changes in Securities	24
	Item 3.	Defaults Upon Senior Securities	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 5.	Other Information	24
	Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURE			26

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
BoysToys.com, Inc.

We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of June 30, 2004 and December 31, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the six and three months ended June 30, 2004 and 2003. These interim financial statements are the representation of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

____________________________
Armando C. Ibarra, CPA

Chula Vista, California
July 27, 2004

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 1

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash	$687,971	$687,971
	-----------------------	--------------------------
Total Current Assets	687,971	687,971

Other Assets:
Note Receivable - Officer	32,738	32,738
	-----------------------	--------------------------
Total Other Assets	32,738	32,738
	-----------------------	--------------------------
TOTAL ASSETS	$720,709	$720,709
	=============	===============

See Notes to Consolidated Financial Statements

F 2

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111
	-----------------------	--------------------------
Total Current Liabilities	2,011,971	2,011,971
	-----------------------	--------------------------
TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139 as of June 30, 2004 and December 31, 2003)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,989,065)	(2,989,065)
	-----------------------	--------------------------
Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)
	-----------------------	--------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709
	=============	===============

See Notes to Consolidated Financial Statements

F 3

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months Ended June 30, 2004 and 2003

	For the Six Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	---------------------	---------------------	---------------------	---------------------
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Gross Profit	-	-	-	-

Depreciation & Amortization	-	-	-	-
General & Administrative Expenses	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Total General & Administrative Expenses	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Operating Income (Loss)	-	-	-	-

Other Income (Expenses)
Interest Income	-	-	-	-
Interest Expense	-	-	-	-
Write-Off of Investment in Fine Art	-	(25,320)	-	-
	---------------------	---------------------	---------------------	---------------------
Total Other Income (Expenses)	-	(25,320)	-	-
	---------------------	---------------------	---------------------	---------------------
Deficit Before Income Taxes	-	(25,320)	-	-

Provision for Income Taxes	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Net Income (Loss)	$-	(25,320)	-	-
	============	============	============	============

Net income (loss) per share	$-	(0.00)	-	-
	============	============	============	============

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139
	============	============	============	============

Net income (loss) per diluted share	$-	-	-	-
	============	============	============	============

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139
	============	============	============	============

See Notes to Consolidated Financial Statements

F 4

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 6, 1993 through June 30, 2004

	Common Stock		Additional Paid-in Capital	Common Stock Subscribed		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(7,856,576)	$-	$654,165
Issuance of stock in lieu of interest payment due in March 2000 to Essex Capital	75,000	750	31,745	-	-	-	-	32,495
Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-	-	-	10,000
Issuance of common stock on conversion of note payable for construction services from W.B. Elmer at $2.00 per share.	335,000	3,350	596,650	-	-	-	-	600,000
Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-	-	-	50,000
Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-	-	-	243,318
Issuance of common stock on conversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-	-	-	12,500
Issuance of common stock on for accrued interest on Essex note on August 15, 2000 at a price of $0.40 per share	82,500	825	32,175	-	-	-	-	33,000
Issuance of common stock for consulting services rendered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-	-	-	26,000
Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-	-	-	36,325
Net Loss						-	(961,014)	(961,014)

Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(961,014)	$736,789

Net Loss						-	(308,492)	(308,492)

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297

Net Loss						-	(1,694,239)	(1,694,239)

Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,963,745)	$(1,265,942)

Net Income (Loss)						-	(25,320)	(25,320)

Balance, December 31, 2003	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,989,065)	$(1,291,262)

Net Income (Loss)						-	-	-

Balance, June 30, 2004	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,989,065)	$(1,291,262)

See Notes to Consolidated Financial Statements

F 5

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six and Three Months Ended June 30, 2004 and 2003

	For the Six Months Ended		For the Three Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$(25,320)	$-	$-
Non-cash operating activities included in deficit
accumulated :
Amortization and depreciation	-	-	-	-
(Increase) decrease in assets :
Note receivable-officer	-	-	-	-
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	-	(734,773)	-	-
Equipment lease payable	-	(11,996)	-	-
Accrued interest	-	-	-	-

Net cash provided by (used in) operating activities	-	(772,089)	-	-

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-	-	-
Investment in fine art	-	25,320	-	-

Net cash provided by (used in) investing activities	-	25,320	-	-

Net increase (decrease) in cash	-	(746,769)	-	-

Cash at beginning of period	687,971	1,434,740	687,971	687,971

Cash at end of period	$687,971	$687,971	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

F 6

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

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
AS OF JUNE 30, 2004

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
AS OF JUNE 30, 2004

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
AS OF JUNE 30, 2004

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of June 30, 2004. This note accrued interest at 5.85% up until the bankruptcy filing.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2004, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2022. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 10

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of June 30, 2004, consist of the following:

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

F 11

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of June 30, 2004. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

F 12

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

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

F 13

--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2003, a copy of which may be obtained by writing to BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037

On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California (the "Court"). In its petition, the Company seeks to effect a reorganization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club is located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property. Subsequently, on August 10, 2001, the Company paid the landlord the $100,000 in full payment of the lien. On September 12, 2002, all of the Company's assets and operations were sold and subsequently the Court determined that the Company should be placed in liquidation under Chapter 7 of the Bankruptcy laws.

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

The Company's Former Business

The Company, through its wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") formerly owned and operated an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club". The Company originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants") that is currently a dormant corporation with no operations or assets. All assets and operations of BTC Restaurants were assigned to RMA.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Periods Ended June 30, 2004 and June 30, 2003

During the first three months ending June 30, 2004 ("Second Quarter 2004"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company.

In comparison, for the three months ending June 30, 2003 ("Second Quarter 2003"), the Company recorded Sales revenues of $0. The Company had no meaningful assets or operations at any time during the Second Quarter 2004 and during the Second Quarter 2003.

Cost of Sales during Second Quarter 2004 and Second Quarter 2003 were $0.

The Company had $0 in Gross Profit during Second Quarter 2004 and during the Second Quarter 2003.

The Company had no General & Administrative Expense during Second Quarter 2004 and during the Second Quarter 2003. General and Administrative Expenses included administrative expenses for the operation of the Company and the Club such as accounting, advertising, depreciation, office administration, marketing/promotion, rent, insurance, janitorial, and other expenses.

The Company had $0 Operating Income (Loss) during the Second Quarter 2003 and during the Second Quarter 2004. As a result, the Company had no profit or loss during either the Second Quarter 2003 or during the Second Quarter of 2004.

In addition, during Second Quarter 2004 and during the Second Quarter 2003, the Company recorded no Interest Expense and no Interest Income.

During Second Quarter 2004 and during the Second Quarter 2004, the Company had no Net Income or Loss.

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

Six Month Periods Ended June 30, 2004 and June 30, 2004

During the six months ending June 30, 2004 (the "First Six Months of 2004"), the Company recorded Sales revenues of $0 compared to $0 in Sales revenues during the six months ending June 30, 2003 (the "First Six Months of 2004"). The Company had no meaningful assets or operations during either of these periods.

Cost of Sales for the First Six Months of 2004 were $0 since the Company had no operations or business during that period. During the First Six Months of 2003 were $0 for that period for the same reason.

The Company's Gross Profit during the First Six Months of 2004 and during the First Six Months of 2003 was $0.

The Company likewise had no General and Administrative Expenses during the First Six Months of 2004 or during the First Six Months of 2003.

The only expense that the Company incurred during either of these periods was the Write-Off of $25,320 in "Fine Art" that the Company no longer own as it became a part of the bankruptcy estate during the First Six Months of 2003.

Except for the write off of the Fine Art, the Company had no other expenses during the First Six Months of 2003 and the Company had no expenses during the First Six Months of 2004.

In addition, since the Company filed for protection under federal bankruptcy laws on May 8, 2001, the Company faces uncertainties that are beyond its control. (See "Factors That May Impact Future Results" elsewhere in this Form 10-QSB.)

As a result, the Company recorded a Net Loss of $0 during the First Six Months of 2004 compared to a Net Loss of $25,320 during the First Six Months of 2003. And, the Company recorded a Net Loss Per Share of $0.00 during the First Six Months of 2003 compared to a Net Loss Per Share of $0.000 during the First Six Months of 2004.

Liquidity and Capital Resources

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

The Company believes that it will continue to be dependent upon its corporate officer, Ralph Amato for such limited funds as may be available to support the very existence of the Company as a corporate entity. The Company does not have and does not anticipate receiving any commitments from any underwriter or venture capital fund to assist it in meeting its current financial obligations.

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

1. Continued Operating Losses. The Company incurred significant losses during the twelve months ending December 31, 2003. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

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

6. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 2003, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

9. Control by Officers and Directors. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 2003 (after including any shares purchasable upon exercise of all existing common stock purchase options held by the Company's officers and directors).

10. Dependence Upon Key Personnel and New Employees. The Company believes its success will depend, to a significant extent, on the efforts and abilities of Ralph M. Amato, the Company's President and CEO. The loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company.

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

15. Rule 144 Stock Sales. As of December 31, 2003, the Company had 2,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits have been filed with the Company's Form 10-SB and are hereby incorporated by reference herein:
3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)

10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promisory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promisory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)

10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Officer Chief Financial Officer

Date: August 13, 2003