Form 10QSB
period 2004-09-30
BOYSTOYS COM INC
filed 2004-11-12
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of principal executive office)

(619) 729-0075 Issuer's telephone number, including area code

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
Yes   X  _     No

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2004 was 8,172,139 shares.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets
		September 30, 2003 (unaudited) and September 30, 2004	F-1
		Consolidated Statements of Operations (unaudited)
		Three Months Ended September 30, 2004 (unaudited) and Three Months Ended September 30, 2003 (unaudited) and Nine Months Ended September 30, 2004 (unaudited) and Nine Months Ended September 30, 2003	F-2
		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended September 30, 2004 and September 30, 2003	F-3
		Notes to Consolidated Financial Statements (unaudited)	F-4

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 2A.	Factors That May Affect Future Results	19

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	22
	Item 2.	Changes in Securities	22
	Item 3.	Defaults Upon Senior Securities	22
	Item 4.	Submission of Matters to a Vote of Security Holders	22
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE			24

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash	$687,971	$687,971

Total Current Assets	687,971	687,971

Other Assets:
Note Receivable - Officer	32,738	32,738

Total Other Assets	32,738	32,738

TOTAL ASSETS	$720,709	$720,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139 as of September 30, 2004 and December 31, 2003)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,989,065)	(2,989,065)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709

See Notes to Consolidated Financial Statements

F 1

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended September 30, 2004 and 2003

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Depreciation & Amortization	-	-	-	-
General & Administrative Expenses	-	-	-	-

Total General & Administrative Expenses	-	-	-	-

Operating Income (Loss)	-	-	-	-

Other Income (Expenses)
Interest Income	-	-	-	-
Interest Expense	-	-	-	-
Write-Off of Investment in Fine Art	-	(25,320)	-	-

Total Other Income (Expenses)	-	(25,320)	-	-

Deficit Before Income Taxes	-	(25,320)	-	-

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$-	(25,320)	-	-

Net income (loss) per share	$-	(0.00)	-	-

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139

Net income (loss) per diluted share	$-	-	-	-

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

F 2

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine and Three Months Ended September 30, 2004 and 2003

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$(25,320)	$-	$-
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	-	-	-	-
(Increase) decrease in assets :
Note receivable-officer	-	-	-	-
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	-	(734,773)	-	-
Equipment lease payable	-	(11,996)	-	-
Accrued interest	-	-	-	-

Net cash provided by (used in) operating activities	-	(772,089)	-	-

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-	-	-
Investment in fine art	-	25,320	-	-

Net cash provided by (used in) investing activities	-	25,320	-	-

Net increase (decrease) in cash	-	(746,769)	-	-

Cash at beginning of period	687,971	1,434,740	687,971	687,971

Cash at end of period	$687,971	$687,971	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

F 3

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution (See Note 7).

F 4

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

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

F 5

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

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

F 6

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of September 30, 2004. This note accrued interest at 5.85% up until the bankruptcy filing.

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

As of September 30, 2004, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2022. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 7

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of September 30, 2004, consist of the following:

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

F 8

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of September 30, 2004. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

F 9

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004

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

F 10

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

The San Francisco Club

          Before August of 2002, the Company previously operated a 15,000 square foot Club (completed in October 1999). The Club opened on January 26, 2000 and remained in operation as the Company's principal business until the Company's assets were transferred to the U.S. Bankruptcy Court Trustee in August 2002.

          Prior to August 2002, the Company's Club served three distinct business segments (a nightclub providing exotic dance entertainment, a full service restaurant and bar and a private membership men's club) within the confines of a single facility. The Club's revenues were generated from:

1)	food and beverage sales;
2)	Boardroom VIP membership sales;
3)	nightclub admission (door) fees;
4)	fees charged by the Company in connection with the use of credit cards by patrons to obtain cash equivalent items;
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

--------------------------------------------------------------------------

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

Plan of Operation - General

          With the loss of the Company's assets and business and because the Company does not have any prospect of securing any significant financial resources, the Company's prospects are very limited. Moreover, the very existence of the Company as a sustainable corporate enterprise is very doubtful. The Company is filing this report as a courtesy to its stockholders and others who have supported the Company in past years. However, there can be no assurance that the Company will continue to file these reports or fulfill its obligations under the Securities Exchange Act of 1934 in the future. The Company has no assets and no resources and its ability to undertake these efforts are very limited.

          The Company's management consists of solely two officers who are also directors of the Company. Neither of these individuals are currently able to devote any significant time to the Company and its management. As a result, the Company's ability to sustain itself and continue to meet its obligations under Delaware law and federal securities laws that impose burdens and costs on Companies that have securities registered under Section 12(g) of the Securities and Exchange Act of 1934 can not be assured. At the present time the Company's management has not undertaken any evaluation of any other proposed business involving the Company and there can be no assurance that the Company will ever conduct any such evaluation or enter any such business.

          The Company currently has no financial resources and no existing plan to acquire any financing from any source. There can be no assurance that the Company will develop any new financial or business plan. In the event that the Company undertakes any such evaluation and assuming that the uncertainties any issues that faced the Company in Bankruptcy Court do not arise again, the Company will not likely restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of any such proposed business under this caption and throughout this Form 10-QSB is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

          The Company has no current business or operations. There can be no assurance that the Company will ever acquire any business or operations and if any such acquisition were completed, the Company anticipates that its existing shareholders will incur immediate and substantial dilution in connection with any acquisition transaction.

--------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2003 and September 30, 2004

          During the three months ending September 30, 2003 (A Third Quarter 2003"), the Company recorded no Sales Revenues. Similarly, during the three months ending September 30, 2004 (A Third Quarter 2004") the Company recorded no Sales Revenues. During the Third Quarter 2003 and Third Quarter 2004, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court. While the Company's balance sheet shows that the Company holds $687,971 in cash, all of this cash is available only to pay certain approved claims held by creditors whose claims have been approved by the Bankruptcy Court.

          As a result, during Third Quarter 2003 and Third Quarter 2004, the Company did not record any Cost of Sales, Gross Profit, or any General and Administrative Expense.

          The Company had a $0 Gross Profit in the Third Quarter 2003 and Third Quarter 2004 and Net Income and Net Income per share was, during both periods, $0.

Nine Month Periods Ended September 30, 2003 and September 30, 2004

          During the nine months ending September 30, 2003 (the A First Nine Months of 2003"), the Company recorded no Sales Revenues and no Sales Revenues during the nine months ending September 30, 2004 (the A First Nine Months of 2004"). The Company had no revenues during either of these periods since the Company had no operations, or business. All of the $687,971 in Cash shown on the Company's Balance Sheet as of September 30, 2004 is available only to pay certain approved claims held by creditors whose claims have been approved by the Bankruptcy Court.

          Similarly, the Company did not record any Cost of Sales, Gross Profit, Depreciation & Amortization, General Selling & Administrative Expense, or Other Income (or Expenses) during the First Nine Months of 2003 or during the First Nine Months of 2004.

          As a result, the Company record $0 in Net Income and $0 in Net Income per Share during both the First Nine Months of 2003 and the First Nine Months of 2004.

--------------------------------------------------------------------------

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

          The Company is filing this Form 10-QSB as a courtesy to its stockholders and in recognition of the faithful support that the Company's stockholders and others have shown in supporting the Company in prior years.

--------------------------------------------------------------------------

Item 2a.  Factors that May Affect Future Results

          The Company's current dismal financial condition, its lack of assets and absence of an on-going business will mean that the Company faces direct and continuing risks to its very existence. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

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

--------------------------------------------------------------------------

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

7.  Rule 144 Stock Sales. As of December 31, 2003, the Company had 8,172,139 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

          The Company is not aware of any new legal proceedings initiated during 2004.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          Not applicable.

--------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference herein:

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
3.6	Articles of Incorporation of RMA of San Francisco, Inc.
3.7	By-Laws of RMA of San Francisco, Inc.
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promisory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster

          (b)  Reports on Form 8-K

          No reports were filed during the quarter ended September 30, 2004.

          Exhibits attached to this Form 10-QSB:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

--------------------------------------------------------------------------

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Office Chief Financial Officer

Date: November 11, 2004

--------------------------------------------------------------------------