Form 10KSB
period 2004-12-31
BOYSTOYS COM INC
filed 2005-04-13
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class	Name of Exchange On Which Registered
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

          The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801 as of December 31, 2004. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on March 25, 2005.
          This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2004 was 8,172,139.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
          Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 25, 2004: 8,172,139.

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

          On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution.

          The Company's very existence is in doubt and there can be no assurance that the Company will maintain its corporate existence. There can be no assurance that the Company will continue to exist as a corporation. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company's stockholders and its former employees.

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

The Company's Previously-Owned San Francisco Club

          From January 26, 2000 to September 12, 2002, the Company operated the Club. It comprised 15,000 square feet. The Company held an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club and all of the Company's assets and operations were transferred by the Court on September 12, 2002 and currently the Company has no business or operations.

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

          On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution. The Company's very existence is in doubt and there can be no assurance that the Company will maintain its corporate existence. There can be no assurance that the Company will continue to exist as a corporation.

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

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. Currently, the Company's management. While The Company may later search for other ventures, the ability of the Company to undertake any such venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances. The Company's very existence is in doubt and there can be no assurance that the Company will continue to file its reports required by the Securities Exchange Act of 1934.

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

7.  Dependence Upon Ralph M. Amato & Limited Management Time to Company Matters. The Company has no full time officers or directors and no full time employees. Further, the Company has no significant financial resources to employ any person and there is no present prospect that the Company will obtain financial resources in the near future which would provide the financial resources needed to allow the Company to employ any person on a full-time basis. As result, no one is not able to devote his time and energy to the Company or its affairs on a full time or on a part-time basis. Any attention that anyone may be able to give to the Company will be on a limited and sporadic basis and there can be no assurance that this will be sufficient for the Company's purposes.

8.  Potential Dilution. Any actions that may be taken by the U.S. Bankruptcy Court or any actions that the Company's Board of Directors may take in acquiring another business venture or in addressing the Company's obligations to its creditors will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. Further, in the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders.

9.  Rule 144 Stock Sales. As of December 31, 2004, the Company had 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

10.  Two Directors, Absence of Audit Committee & Independent Directors. For the past seven years the Company has had only two Directors: Ralph M. Amato and Michael L. Potter, Esq. both of whom are officers of the Company. Although the Company believes that its Directors are able to undertake and fulfill their obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company's circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

--------------------------------------------------------------------------

11.  Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a Penny Stock and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          The Company has not held any meeting of the Company's shareholders in 2004 and no action of the Company's shareholders was taken in 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

          The Company's Common Stock is traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ" only sporadically and with only limited and minimal interest by market makers.

          Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

          The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2004. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2004, the Company had two market makers.

2004	High ($)	Low ($)

1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2003

1st Quarter	$0.01	$ 0.01
2nd Quarter	$0.01	$ 0.01
3rd Quarter	$0.01	$ 0.01
4th Quarter	$0.01	$ 0.01

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

          The number of shareholders of record of Common Stock on December 31, 2004 was approximately 769.

--------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation.

          The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

Fiscal 2004 vs. Fiscal 2003

          During the twelve months ending December 31, 2004 ("Fiscal 2004"), the Company's Revenues were $0 which compares to the Company's Revenues of $0 for the twelve month period ending December 31, 2003 ("Fiscal 2003"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

          Cost of Sales for Fiscal 2004 was $0 compared to Fiscal 2003 when Cost of Sales was $0. The decline in Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

          The Company recorded $0 in General and Administrative Expenses in Fiscal 2004 compared to $0 in General and Administrative Expenses in Fiscal 2003. These expenses were primarily composed of: rental and utility expenses incurred for the Club; office and management expenses; and accounting, legal, and other general and administrative expenses.

          During both Fiscal 2004 and Fiscal 2003, the Company had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

          The Company also recorded a Net Loss of $0 during 2004.

          The number of shares of the Company's common stock did not change during the period from 2003 through 2004, the Company recorded a Net Loss per share of $0.00 in Fiscal 2003 compared to a Net Loss per share of $0.00 per share in Fiscal 2004.

          The Company anticipates that it has no present prospect of generating any revenues.

--------------------------------------------------------------------------

Critical Accounting Policies

          The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from our estimates. While we are a development-stage company, the most significant areas involving our judgments and estimates are principally those involving our current liabilities and current assets.

Safe Harbor for Forward-Looking Statements

          This Form 10-KSB contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-KSB, including those set forth in Section 1A entitled "Factors That May Affect Future Results." In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-KSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

--------------------------------------------------------------------------

Liquidity and Capital Resources

          As of December 31, 2004 the Company had Total Current Liabilities of $2,011,971compared to $2,011,971 as of December 31, 2003. All of the Company assets and liabilities were held by the Bankruptcy Court Trustee and were not available to the Company.

          All of the "cash" shown as an asset on the Company's balance sheet will be used to pay administrative, priority, and other claims of persons who held allowable claims as determined by the United States Bankruptcy Court.

          The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the Company's President, Ralph M. Amato for funds needed to pay all accounting, auditing, corporate franchise taxes, preparation of all corporate income tax returns, and other expenses needed to sustain the Company mere existence as a corporate enterprise. There can be no assurance that anyone will continue to support the Company by making loans or advancing funds to the Company in support of the Company's financial needs.

          As a result, after December 31, 2004, the Company had no significant assets.

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

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	54	President, Chairman, & Chief Financial Officer	12/06/93

Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	54	Secretary & Director	01/29/96

          Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

          Ralph M. Amato, age 54, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

          Michael L. Potter, Esq., age 54, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2004 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none
Michael L. Potter, Esq.	Director & Secretary	none
Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1)Also beneficial owner of more than 10% of equity securities of Registrant.

(2)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2004, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------

Item 10.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2002 2003 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2002 2003 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:
*	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1)	No stock options were issued or granted in 2004.

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

--------------------------------------------------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 19, 2004.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class

Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	986,669	29.08%
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	20,000[2]	0.002%[2]

Total for all persons as a group (2 persons)		1,006,669	29.082%

Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,177[1]	37.86%[1]

Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,333[2]	13.37%

Footnotes:

1.  Totals shown include all Shares purchasable upon conversion of the convertible unsecured promissory note issued to Essex Capital Holdings, Ltd.(the "Essex Note") (with a principal balance of $1,114,671 as of December 31, 2000) in addition to other shares of the Company's Common Stock issued to Essex in payment of interest on the Essex Note (150,000 shares issued in December 1999, 75,000 shares issued in March 2000, and 82,500 shares issued in August 2000).

2.  The amount shown for Lewis Chin include: (i) 908,333 Shares of the Company's Common Stock issuable upon conversion of the $300,000 promissory note (the "Chin Note") issued to him and (ii) 164,000 Shares of the Company's Common Stock held by Roma Café, Inc., a corporation owned by Lewis Chin. Mr. Chin is the owner of the real property on which the Company's San Francisco Club was located.

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
(2004 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)[1] (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)[1]	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:
1.  The Company did not have any outstanding exercisable stock options as of December 31, 2004.

Stock Options

          The Company did not grant or issue any stock options in 2002, 2003, or 2004. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 12.  Certain Relationships and Related Transactions.

          None.

--------------------------------------------------------------------------

Item 13.  Exhibits and Reports on Form 8-K

(a)  The Company filed the following Reports on Form 8-K during the year ending December 31, 2002:

Form 8-K filed on September 23, 2002

(b)  The Company hereby files the following Exhibits with this Annual Report:

99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

--------------------------------------------------------------------------

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
BoysToys.com, Inc.

By: /s/ Ralph M. Amato	Date: April 12, 2005
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Ralph M. Amato	Date: April 12, 2005
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: April 12, 2005
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

- F 1 -
--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

To the Board of Directors of
BoysToys.com, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with US generally accepted accounting principles.

____________________________
Armando C. Ibarra, CPA

Chula Vista, Ca.
February 8, 2005

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

ASSETS

	December 31,	December 31,

	2004	2003

Current Assets:

Cash	$687,971	$687,971

Total Current Assets	687,971	687,971

Other Assets:

Note Receivable - Officer	32,738	32,738

Total Other Assets	32,738	32,738

TOTAL ASSETS	$720,709	$720,709

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,

	2004	2003

Current Liabilities:

Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000 shares authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139 as of December 31, 2004 and December 31, 2003)	81,721	81,721

Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit)	(2,989,065)	(2,989,065)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709

See Notes to Consolidated Financial Statements

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2004 and 2003

	For the Years Ended

	December 31, 2004	December 31, 2003

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Depreciation & Amortization	-	-
General & Administrative Expenses	-	-

Total General & Administrative Expenses	-	-

Operating Income (Loss)	-	(354,887)

Other Income (Expenses)
Interest Income	-	-
Interest Expense	-	-
Write-off of Investment in Fine Art	-	(25,320)

Total Other Income (Expenses)	-	(25,320)

Deficit Before Income Taxes	-	(25,320)

Provision for Income Taxes	-	-

Net Income (Loss)	$-	$(25,320)

Net income (loss) per share	$-	$(0.00)

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$-	$(0.00)

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 6, 1993 through December 31, 2004

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)	$(7,856,576)	$-	$654,165

Issuance of stock in lieu of interest payment due in March 2000 to Essex Capital	75,000	750	31,745	-	-	-	-	32,495

Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-	-	-	10,000

Issuance of common stock on conversion of note payable for construction services from W.B.Elmer at $2.00 per share.	335,000	3,350	596,650	-	-	-	-	600,000

Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-	-	-	50,000

Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-	-	-	243,318

Issuance of common stock on conversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-	-	-	12,500

Issuance of common stock for accrued interest on Essex note on August 15, 2000 at a price of $0.40 per share	82,500	825	32,175	-	-	-	-	33,000

Issuance of common stock for consulting services rendered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-	-	-	26,000

Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-	-	-	36,325

Net Loss						-	(961,014)	(961,014)

Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(961,014)	$736,789

Net Loss						-	(308,492)	(308,492)

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297

Net Loss						-	(1,694,239)	(1,694,239)

Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,963,745)	$(1,265,942)

Net Income (Loss)						-	(25,320)	(25,320)

Balance, December 31, 2003	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,989,065)	$(1,291,262)

Net Income (Loss)						-	-	-

Balance, December 31, 2004	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,989,065)	$(1,291,262)

See Notes to Consolidated Financial Statements

- F 6 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	For the Years Ended

	December 31, 2004	December 31, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$(25,320)
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	-	-
(Increase) decrease in assets:
Note receivable-officer	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	(734,773)
Equipment lease payable	-	(11,996)
Accrued interest	-	-

Net cash provided by (used in) operating activities	-	(772,089)

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-
Investment in fine art	-	25,320

Net cash provided by (used in) investing activities	-	25,320

Net increase (decrease) in cash	-	(746,769)

Cash at beginning of year	687,971	1,434,740

Cash at end of year	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest (net of amount capitalized)	$-	$-

Income taxes	$-	$-

See Notes to Consolidated Financial Statements

- F 7 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

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
As of December 31, 2004

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
As of December 31, 2004

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
As of December 31, 2004

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of December 31, 2004. This note accrued interest at 5.85% up until the bankruptcy filing.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2004

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2004, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2024. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 11 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of December 31, 2004, consist of the following:

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

- 0 -

TOTALS	$1,818,111

- F 12 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of December 31, 2004. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

- F 13 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

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

- F 14 -
--------------------------------------------------------------------------