Form 10QSB
period 2005-03-31
BOYSTOYS COM INC
filed 2005-05-23
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ending March 31, 2005

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

________________________________________ (Former name, former address, and former fiscal year, if changed since last report)

Common Stock Outstanding at March 31, 2005 8,172,139 Shares at $0.001 Par Value Common

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X      NO

i
===================================================================

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 31, 2005: 8,172,139.

ii
===================================================================

===================================================================

PART I - FINANCIAL INFORMATION

THE COMPANY IS IN BANKRUPTCY AND THERE IS LITTLE BASIS TO BELIEVE THAT IT WILL CONTINUE AS A VIABLE BUSINESS ENTITY. THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND EXTERNAL TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHERS, LEGAL AND BUSINESS CHANGES THAT MAY LIMIT THE COMPANY OR ADVERSELY IMPACT THE ABILITY OF THE COMPANY TO REMAIN A VIABLE CORPORATION AND THE LACK OF ANY FULL-TIME MANAGEMENT. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1. Financial Statements

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Members of the Better Business Bureau since 1997

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BoysToys.com

We have reviewed the accompanying consolidated balance sheets of BoysToys.com, Inc. as of March 31, 2005 and December 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended March 31, 2005 and 2004. These interim financial statements are the representation of the Company's management.

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

/S/ Armando C. Ibarra Armando C. Ibarra, CPA

Chula Vista, California May 18, 2005

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F1

===================================================================

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004

	March 31,	December 31,

	2005	2004

ASSETS

Current Assets:
Cash	$687,971	$687,971

Total Current Assets	687,971	687,971

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	-

Total Other Assets	32,738	32,738

TOTAL ASSETS	$720,709	$720,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value (10,000,000 authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139 as of March 31, 2005 and December 31, 2004)	81,721	81,721
Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit) :	(2,989,065)	(2,963,745)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709

See Notes to Consolidated Financial Statements

F2

===================================================================

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2003

For the Three Months Ended

	March 31, 2005	March 31, 2004

Revenues	$-	$-
Cost of Sales	-	-

Gross Profit	-	-

Depreciation & Amortization	-	-
General & Administrative Expenses	-	-

Total General & Administrative Expenses	-	-

Operating Income (Loss)	-	-

Other Income (Expenses)
Interest Income	-	-
Loss on Sale of Assets	-	-
Write-off of Investment in Fine Art	-	-

Total Other Income (Expenses)	-	-

Deficit Before Income Taxes	-	-
Provision for Income Taxes	-	-

Net Income (Loss)	$-	$-

Net income (loss) per share	$-	$-

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$-	$-

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

F3

===================================================================

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

For the Three Months Ended

	March 31, 2005	March 31, 2004

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$-
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	-	-
(Increase) decrease in assets:
Inventory	-	-
Prepaid expenses	-	-
Employee advances	-	-
Note receivable-officer	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	-
Equipment lease payable	-	-

Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-
Investment in fine art	-	-

Net cash provided by (used in) investing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	687,971	687,971

Cash at end of period	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest (net of amount capitalized)	$-	$-

Income taxes	$-	$-

See Notes to Consolidated Financial Statements

F4

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

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

F5

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

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

F6

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

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

F7

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of March 31, 2005. This note accrued interest at 5.85% up until the bankruptcy filing.

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

As of March 31, 2005, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which will expire 20 years from the date the loss was incurred. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F8

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of March 31, 2005, consist of the following:

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

F9

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of March 31, 2005. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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

F10

===================================================================

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2005

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

F11

===================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2004, a copy of which may be obtained by writing BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

This Form 10-QSB is being filed in accordance with the requirements imposed on the Company under the Securities Exchange Act of 1934. It is also being filed out of loyalty to the stockholders, vendors, suppliers, and others who supported the Company in past years.

There can be no guarantee that the Company will continue to file this and other similar reports in the future or that the Company remain in existence as a corporate entity since the Company has no assets or financial resources.

Background

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

On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution. Currently, the Company has no material assets and no operations or business of any kind and there is little or no likelihood that the Company will ever have any material assets, operations or business.

===================================================================

Results of Operations

First Quarter 2004 vs. First Quarter 2005

During the first three months ending March 31, 2005 ("First Quarter 2005"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the first three months ending March 31, 2004 ("First Quarter 2004"), the Company recorded no sales revenues.

The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Quarter 2004 or during the First Quarter2005. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

As a result, the Company recorded no Net Income during both First Quarter 2004 and during First Quarter 2005.

Liquidity and Capital Resources

Since the Company's filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company's liquidity and access to capital and any sources of financing has been very limited. Since September 2002, the Company has relied entirely upon its founder and Chief Executive Officer, Ralph M. Amato, to provide a limited amount of funds to the Company to maintain the Company's corporate existence, to pay fees for accounting and auditing, to pay franchise taxes to the State of Delaware, and to pay fees and costs for fulfilling its filing requirements under the Securities Exchange Act of 1934.

While the Company had Cash of $687,971 as of March 31, 2005. All of the Cash shown on the Company's Balance Sheet as of March 31, 2005 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company.

The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2005 or First Quarter 2004.

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

1.  Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. All of the Cash shown on the Company's balance sheet is to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of March 31, 2005 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

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

7.  Control by Officers and Directors. The Company's two officers, neither of whom provide any full-time management services to the Company, are able to control and influence the Company's affairs.

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

===================================================================

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

           c) Issuances of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

See discussion above regarding filing in U.S. Bankruptcy Court for the Northern District of California.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

===================================================================

Item 6.  Exhibits and Reports on Form 8-K

          (A) Exhibits

The following exhibits were filed by the Company in connection with its Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannnell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

The following exhibits are being filed with this Form 10-QSB:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

           (B) Form 8-K

The Company did not file any reports on Form 8-K during the three months ending March 31, 2005.

===================================================================

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato
Ralph M. Amato, President, Chairman, & CFO

Date: May 23, 2005

===================================================================