Form 10QSB
period 2005-06-30
BOYSTOYS COM INC
filed 2005-07-26
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

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
Yes _X_     No ___

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2005 was 8,172,139 shares.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets
		June 30, 2005 (unaudited) and December 31, 2004	F-1
		Consolidated Statements of Operations (unaudited)
		Three Months Ended June 30, 2005 (unaudited) and Three Months Ended June 30, 2004 (unaudited) and Six Months Ended June 30, 2005 (unaudited) and Six Months Ended June 30, 2004	F-2
		Consolidated Statements of Cash Flows (unaudited)
		Six Months Ended June 30, 2005 and June 30, 2004	F-3
		Notes to Consolidated Financial Statements (unaudited)	F-4

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 2A.	Factors That May Affect Future Results	16

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	19
	Item 2.	Changes in Securities	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 5.	Other Information	19
	Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE			21

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$687,971	$687,971
	-----------------------	--------------------------
Total Current Assets	687,971	687,971

Other Assets:
Note Receivable - Officer	32,738	32,738
	-----------------------	--------------------------
Total Other Assets	32,738	32,738
	-----------------------	--------------------------
TOTAL ASSETS	$720,709	$720,709
	=============	===============

See Notes to Consolidated Financial Statements

F 1

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111
	-----------------------	--------------------------
Total Current Liabilities	2,011,971	2,011,971
	-----------------------	--------------------------
TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139 as of March 31, 2005 and December 31, 2004)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common stock subscribed	(62,500)	(62,500)
Deficit accumulated during the development stage	(7,856,576)	(7,856,576)
Retained earnings	(2,989,065)	(2,989,065)
	-----------------------	--------------------------
Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)
	-----------------------	--------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709
	=============	===============

See Notes to Consolidated Financial Statements

F 2

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	--------------------------------------------------		--------------------------------------------------
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	---------------------	---------------------	---------------------	---------------------
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Gross Profit	-	-	-	-

Depreciation & Amortization	-	-	-	-
General & Administrative Expenses	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Total General & Administrative Expenses	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Operating Income (Loss)	-	-	-	-

Other Income (Expenses)
Interest Income	-	-	-	-
Loss on Sale of Assets	-	-	-	-
Write-Off of Investment in Fine Art	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Total Other Income (Expenses)	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Deficit Before Income Taxes	-	-	-	-

Provision for Income Taxes	-	-	-	-
	---------------------	---------------------	---------------------	---------------------
Net Income (Loss)	$-	-	-	-
	============	============	============	============

Net income (loss) per share	$-	-	-	-
	============	============	============	============

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139
	============	============	============	============

Net income (loss) per diluted share	$-	-	-	-
	============	============	============	============

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139
	============	============	============	============

See Notes to Consolidated Financial Statements

F 3

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		For the Three Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$-	$-	$-
Non-cash operating activities included in deficit
accumulated :
Amortization and depreciation	-	-	-	-
(Increase) decrease in assets :
Inventory	-	-	-	-
Prepaid expenses	-	-	-	-
Employee advances	-	-	-	-
Note receivable-officer	-	-	-	-
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	-	-	-	-
Equipment lease payable	-	-	-	-

Net cash provided by (used in) operating activities	-	-	-	-

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-	-	-
Investment in fine art	-	-	-	-

Net cash provided by (used in) investing activities	-	-	-	-

Net increase (decrease) in cash	-	-	-	-

Cash at beginning of period	687,971	687,971	687,971	687,971

Cash at end of period	$687,971	$687,971	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

F 4

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

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
AS OF JUNE 30, 2005

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
AS OF JUNE 30, 2005

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
AS OF JUNE 30, 2005

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of June 30, 2005. This note accrued interest at 5.85% up until the bankruptcy filing.

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

As of June 30, 2005, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which will expire 20 years from the date the loss was incurred. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 8

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of June 30, 2005, consist of the following:

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

$ 403,440

Unsecured convertible promissory note which is not to exceed $1,500,000. Interest accrues at 12% per year, payable quarterly. Conversion can be exercised at maturity (upon demand) at a price of $0.40 per share.	1,114,671

Unsecured convertible promissory note of $300,000 dated December 3, 1999 with a maturity date of December 1, 2000, and accrues interest at 12% per annum. Conversion can be exercised at Maturity at a price of $ 0.36 per share.	300,000

Unsecured convertible promissory note of $100,000 dated January 10, 2000 with a maturity date of December 1, 2000, and accrues interest at 10% Per annum. Conversion can be exercised at maturity at a price of $0.25 per share.

- 0 -

TOTALS	$ 1,818,111

F 9

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of June 30, 2005. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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
AS OF JUNE 30, 2005

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

F 9

--------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2004, a copy of which may be obtained by writing to BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

          The Company's purpose in filing this report is both meet its obligations under federal securities laws but also to acknowledge the support of its stockholders and its former employees and vendors who generously supported the Company's efforts in past years prior to the Company's bankruptcy filing.

Background

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Periods Ended June 30, 2005 and June 30, 2004

          During the first three months ending June 30, 2005 ("Second Quarter 2005"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company.

          Similarly, for the first three months ending June 30, 2004 ("Second Quarter 2004"), the Company recorded no Sales revenues.

          Cost of Sales during Second Quarter 2005 were $0 compared to $0 during Second Quarter 2004.

          The Company had $0 in Gross Profit during Second Quarter 2005 and the same amount for the Second Quarter 2004.

          The Company had no General & Administrative Expense during Second Quarter 2005 or Second Quarter 2004.

          The Company had $0 Operating Income (Loss) during the Second Quarter 2005 and the same amount during the Second Quarter 2004.

          On a per share basis, the Net Loss during the Second Quarter 2005 was $0 and the same amount during the Second Quarter 2004.

The First Six Months of 2005 versus the First Six Months of 2004

          During the first six months of 2005 (ending June 30, 2005) (the "First Six Months of 2005"), the Company had no recorded Sales revenues, cost of sales, general and administrative expenses and this no Operating Income, Other Income (or Expense) and thereby had $0 as Net Income during this period.

          Similarly, during the first six months of 2004 (ending June 30, 2004) (the "First Six Months of 2004"), the Company had no recorded Sales revenues, cost of sales, general and administrative expenses and this no Operating Income, Other Income (or Expense) and thereby had $0 as Net Income during this period.

          During both periods the Company had $0 as Net income per diluted share.

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

          While the Company had Cash of $687,971 as of June 30, 2005, all of the Cash shown on the Company's Balance Sheet will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

          The Company did not issue any additional shares of its Common Stock or Preferred Stock during Second Quarter 2005 or the Second Quarter 2004.

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

          On June 30, 2005, the Company had Total Current Assets of $687,971 and Total Current Liabilities of $2,011,971. All of the Company's assets are subject to the order of the Bankruptcy Court for the payment of creditor and other allowed claims there under.

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

          On May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California . In its petition, the Company sought at that time to effect a reorganization in accordance with a plan to be submitted to the Court.

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

          The Company's purpose in filing this Form 10-QSB is to acknowledge the past support and contributions of the Company's stockholders and former employees.

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

1. Continued Operating Losses. When the Company had operations, it incurred significant losses during the twelve months ending December 31, 2002. There is no assurance that any future operations of the Company will be successful or that the Company ever will it develop or obtain any operating business.

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

3. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. All of the Company's assets are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

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

--------------------------------------------------------------------------

6. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 2004, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

9. Control by Officers and Directors. The Company's present directors and officers hold the power to vote an aggregate of 37.66% of the Company's Common Shares as of December 31, 2004.

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

15. Rule 144 Stock Sales. As of December 31, 2004, the Company had 2,541,374 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company=s Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

--------------------------------------------------------------------------

PART II - OTHER INFORMATION (Unaudited)

Item 1. Legal Proceedings

          No legal proceedings occurred during the First Six Months of 2005 except for those matters arising out of the Company's prior filing in U.S. Bankruptcy Court.

          Historically and on May 8, 2001, the Company filed a petition in Federal Bankruptcy Court for the Northern District of California. In its petition, the Company at the time sought to effect a re-organization in accordance with a plan to be submitted to the Court. The petition was filed in response to efforts by the landlord (or owner of the real property at which the Company's Club was located) to effect a three day demand notice seeking the Company's immediate payment of $100,000 in payment of an outstanding lien on the real property.

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

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the six months ended June 30, 2005.

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

Date:  July 26, 2005

--------------------------------------------------------------------------