Form 10QSB
period 2005-09-30
BOYSTOYS COM INC
filed 2005-11-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

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
Yes   X  _     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exhchange Act. Yes X _ No

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2005 was 8,172,139 shares.

--------------------------------------------------------------------------

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets
		September 30, 2005 (unaudited) and December 31, 2004	F-1
		Consolidated Statements of Operations (unaudited)
		Three Months Ended September 30, 2005 (unaudited) and Three Months Ended September 30, 2004 (unaudited) and Nine Months Ended September 30, 2005 (unaudited) and Nine Months Ended September 30, 2004	F-2
		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended September 30, 2005 and September 30, 2004	F-3
		Notes to Consolidated Financial Statements (unaudited)	F-4

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 2A.	Factors That May Affect Future Results	19

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	22
	Item 2.	Changes in Securities	22
	Item 3.	Defaults Upon Senior Securities	22
	Item 4.	Submission of Matters to a Vote of Security Holders	22
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE			24

--------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statements

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS

Current Assets:
Cash	$687,971	$687,971

Total Current Assets	687,971	687,971

Property and Equipment, Net	-	-

Other Assets:
Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	-

Total Other Assets	32,738	32,738

TOTAL ASSETS	$720,709	$720,709

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$193,860	$193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; none issued and outstanding.)	-	-
Common Stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 8,172,139 as of September 30, 2005 and December 31, 2004)	81,721	81,721
Additional Paid-in-capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit)	(2,989,065)	(2,989,065)

Total Shareholders' Equity (Deficit)	(1,291,262)	(1,291,262)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$720,709	$720,709

See Notes to Consolidated Financial Statements

F 1

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Depreciation & Amortization	-	-	-	-
General & Administrative Expenses	-	-	-	-

Total General & Administrative Expenses	-	-	-	-

Operating Income (Loss)	-	-	-	-

Other Income (Expenses)
Interest Income	-	-	-	-
Loss on Sale of Assets	-	-	-	-
Write-off of Investment in Fine Art	-	-	-	-

Total Other Income (Expenses)	-	-	-	-

Deficit Before Income Taxes	-	-	-	-

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$-	-	-	-

Net income (loss) per share	$-	-	-	-

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139	8,172,139	8,172,139

Net income (loss) per diluted share	$-	-	-	-

Weighted average shares used for net income (loss) per diluted share	10,122,139	10,122,139	10,122,139	10,122,139

See Notes to Consolidated Financial Statements

F 2

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended		For the Three Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Cash Flows from Operating Activities:
Net Income (Loss)	$-	$-	$-	$-
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	-	-	-	-
(Increase) decrease in assets :
Inventory	-	-	-	-
Prepaid expenses	-	-	-	-
Employee advances	-	-	-	-
Note receivable-officer	-	-	-	-
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	-	-	-	-
Equipment lease payable	-	-	-	-

Net cash provided by (used in) operating activities	-	-	-	-

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	-	-	-	-
Investment in fine art	-	-	-	-

Net cash provided by (used in) investing activities	-	-	-	-

Net increase (decrease) in cash	-	-	-	-

Cash at beginning of period	687,971	687,971	687,971	687,971

Cash at end of period	$687,971	$687,971	$687,971	$687,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

F 3

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

Following these actions and on January 28, 1998, the AEI Nevada Board of Directors voted to approve a plan and agreement of reorganization between Wagg and AEI Nevada. Under the terms of the reorganization, each share of AEI Nevada common stock was exchanged for one share of Wagg common stock owed by AEI Nevada, and all of the assets of AEI Nevada were transferred to Wagg. This resulted in AEI Nevada becoming a wholly owned subsidiary of Wagg. In conjunction with these actions, the shareholders of Wagg approved an amendment of Wagg's Certificate of Incorporation to change its name to Alternative Entertainment, Inc., a Delaware Corporation ("AEI"). The reorganization has been accounted for as a reverse acquisition with a public shell. Accordingly, the accompanying consolidated financial statements have been presented as if AEI Nevada had always been a part of Wagg.

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
AS OF SEPTEMBER 30, 2005

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
AS OF SEPTEMBER 30, 2005

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
AS OF SEPTEMBER 30, 2005

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

NOTE 3 - NOTE RECEIVABLE - OFFICER

A note receivable in the amount of $32,738 is due from an officer of the Company as of September 30, 2005. This note accrued interest at 5.85% up until the bankruptcy filing.

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

As of September 30, 2005, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which will expire 20 years from the date the loss was incurred. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

F 7

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of September 30, 2005, consist of the following:

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
AS OF SEPTEMBER 30, 2005

NOTE 5 - NOTES PAYABLE - CONVERTIBLE DEBT (Continued)

Accrued interest related to notes payable totaled $193,860 as of September 30, 2005. During 2000 notes payable of $650,000 were converted into shares of common stock. The beneficial conversion feature of $631,086 was calculated by multiplying the intrinsic value of the stock times the number of shares the notes can be converted into. The intrinsic value of a conversion feature is based upon the difference between the fair market value of the stock and the conversion price. The Company filed for bankruptcy protection, as discussed in Note 7, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

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
AS OF SEPTEMBER 30, 2005

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

--------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2005 and September 30, 2004

          During the three months ending September 30, 2005 ("Third Quarter 2005"), the Company recorded no Sales Revenues. Similarly, during the three months ending September 30, 2004 ("Third Quarter 2004") the Company recorded no Sales Revenues. During the Third Quarter 2005 and Third Quarter 2004, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court. While the Company's balance sheet shows that the Company holds $687,971 in cash, all of this cash is available only to pay certain approved claims held by creditors whose claims have been approved by the Bankruptcy Court.

          As a result, during Third Quarter 2005 and Third Quarter 2004, the Company did not record any Cost of Sales, Gross Profit, or any General and Administrative Expense.

          The Company had a $0 Gross Profit in the Third Quarter 2005 and Third Quarter 2004 and Net Income and Net Income per share was, during both periods, $0.

Nine Month Periods Ended September 30, 2005 and September 30, 2004

          During the nine months ending September 30, 2005 (the "First Nine Months of 2005"), the Company recorded no Sales Revenues and no Sales Revenues during the nine months ending September 30, 2004 (the "First Nine Months of 2004"). The Company had no revenues during either of these periods since the Company had no operations, or business. All of the $687,971 in Cash shown on the Company's Balance Sheet as of September 30, 2005 is available only to pay certain approved claims held by creditors whose claims have been approved by the Bankruptcy Court.

          Similarly, the Company did not record any Cost of Sales, Gross Profit, Depreciation & Amortization, General Selling & Administrative Expense, or Other Income (or Expenses) during the First Nine Months of 2005 or during the First Nine Months of 2004.

          As a result, the Company record $0 in Net Income and $0 in Net Income per Share during both the First Nine Months of 2005 and the First Nine Months of 2004.

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

7.  Rule 144 Stock Sales. As of December 31, 2004, the Company had 8,172,139 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

          On November 1, 2002, the Company filed a Plan of Liquidation with the Bankruptcy Court. At the present time, the Company and its affairs continue to be subject to the Bankruptcy Court's jurisdiction and there can be no assurance that this will not continue.

          The Company is not aware of any new legal proceedings initiated during 2005.

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

          No reports were filed during the quarter ended September 30, 2005.

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

Date: November 9, 2005

--------------------------------------------------------------------------