Form 10KSB/A
period 2003-12-31
BOYSTOYS COM INC
filed 2006-04-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB / Amendment No. 1

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class Common Stock (par value $0.001)	Name of Exchange On Which Registered None

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

     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801 as of December 31, 2003. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on April 5, 2006.

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
     Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of April 5, 2006: 8,172,139.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2003).

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

--------------------------------------------------------------------------

PART I

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S PLANS, GOALS, COMPETITIVE AND FINANCIAL TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. THE COMPANY IS IN BANKRUPTCY COURT AND MANY MATTERS ARE BEYOND THE CONTROL OF THE COMPANY. FACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A COMPANY THAT HAS NO EXISTING OPERATIONS, THE ABSENCE OF ANY FINANCIAL RESOURCES, THE CONTINUING CONTROL OF THE U.S. BANKRUPTCY COURT IN SUPERVISING THE COMPANY'S AFFAIRS, AND MANY OTHER UNCERTAINTIES THAT ARISE OUT OF BANKRUPTCY AND OVER WHICH THE COMPANY HAS LITTLE OR NO CONTROL. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

--------------------------------------------------------------------------

Item 1.  Description of Business.

Company Background

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

     On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 liquidation. The Company's very existence is in doubt and there can be no assurance that the Company will maintain its corporate existence. There can be no assurance that the Company will continue to exist as a corporation.

Item 1a. Factors that May Affect Future Results

     The Company has no significant assets, business, or operations and there can be no assurance that the Company will ever have or acquire any assets, business, or operations at any time in the future. The Company is a mere "public entity" and currently the Company does not have any future prospect of ever holding any business or operations. An investment into the Company or the purchase of the Company's common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and the Company's securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

--------------------------------------------------------------------------

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2003, the Company had $568,967 shown as "Cash" on its balance sheet. However, all of these funds are restricted and in trust. They are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be substantial. None of these funds are or will be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

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

3. Going Concern Qualification. Our auditor has expressed a qualification in its opinion because there is substantial doubt that the Company can remain a going concern. The Company has no operations or assets and is in the middle of bankruptcy liquidation proceedings.

4. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, the Company has no significant assets, business or operations. The Company is a mere "public entity" and is relying upon loans and advances from Mr. Amato, a corporate officer, to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. We have no current source of financing and if we obtain any funds from any source, our current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

5. Continuing Significant Uncertainties & Bankruptcy. The Company will remain subject to the review and oversight of the U.S. Bankruptcy Court (the "Court"). On this basis, the Company will be subject to continuing uncertainties and there can be no assurance the Company will emerge from bankruptcy or that the Company may not have substantial and significant financial problems.

--------------------------------------------------------------------------

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

7. Limited Public Market. There is a very limited trading market for the Company's Common Shares, and there is no guarantee that any continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain or maintain any liquid trading volumes in any other market or gain or maintain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

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

10. Rule 144 Stock Sales. As of December 31, 2003, the Company had at least 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

--------------------------------------------------------------------------

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

2003	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2002
1st Quarter	$ 0.01	$ 0.0001
2nd Quarter	$ 0.01	$ 0.0001
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

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

Fiscal 2003 vs. Fiscal 2002

     During the twelve months ending December 31, 2003 ("Fiscal 2003"), our Revenues were $0 which compares to our Revenues of $1,615,962 for the twelve month period ending December 31, 2002 ("Fiscal 2002"). The absence of revenues during Fiscal 2003 reflects the effect of the filing and transfer of our assets and operations by order of the U.S. Bankruptcy Court on September 12, 2002. During Fiscal 2002, our revenues were derived from food and liquor sales together with the sale of "Diamond Dollars" to patrons of our upscale gentlemen's club that operated under the name "BoysToys."

     After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2004 was $0 compared to Fiscal 2003 when Cost of Sales was $216,708 which resulted in a Gross Margin of $1,399,254 for that period.

     We recorded $122,504 in General and Administrative Expenses in Fiscal 2003 compared to $1,558,260 in General and Administrative Expenses in Fiscal 2002. During Fiscal 2003, these expenses were primarily administrative expenses while during Fiscal 2002, they included marketing, advertising, promotion, and other expenses related to the administration of our former upscale gentlemen's club as well as administrative, legal, and accounting expenses incurred in connection with our status as a public company. We also incurred $195,881 in Depreciation and Amortization expense during Fiscal 2002 and these expenses reflect the allocation of the costs that we incurred previously in improving and installing equipment, fixtures, and other items at the upscale gentlemen's club that we operated as "BoysToys" in the financial district of San Francisco.

     During Fiscal 2003, we recorded Interest Income of $3,500 which compares to $937 in Interest Income during Fiscal 2002. We also incurred $25,320 as a write off on our prior investment in fine art as this became worthless. During Fiscal 2002, we wrote off $898,612 as a Loss on Sale of Assets. This loss reflects the transfer of all of our assets to the Bankruptcy Trustee and reflects the transfer of them to the Trustee at their book value at the time of transfer.

     We also recorded a Net Loss of $144,324 during 2003 compared to a Net Loss of $1,252,562 during Fiscal 2002.

     The number of shares of our common stock did not change during the period from 2002 through 2003, and we recorded a Net Loss per share of $0.02 in Fiscal 2003 compared to a Net Loss per share of $0.15 per share in Fiscal 2002.

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

Liquidity and Capital Resources

     As of December 31, 2003 the Company had Total Current Liabilities of $2,011,971 and Total Assets of $568,967. All of the Company assets and liabilities were held by the Bankruptcy Court Trustee and were not available to the Company.

     All of the "cash" shown as an asset on the Company's balance sheet is held by the Trustee and will be used to pay administrative, priority, and other claims of persons who held allowable claims as determined by the United States Bankruptcy Court. We have no access to this cash and it is subject to the control of the U.S. Bankruptcy Court.

     The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the Company's President, Ralph M. Amato, for funds needed to pay all accounting, auditing, corporate franchise taxes, preparation of all corporate income tax returns, and other expenses needed to sustain the Company mere existence as a corporate enterprise. There can be no assurance that anyone will continue to support the Company by making loans or advancing funds to the Company in support of the Company's financial needs. Further, the Company does not have any other sources of financing and does not anticipate that it will receive any new financing at any time in the future.

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

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	55	President, Chairman, & Chief Financial Officer	12/06/93

Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	55	Secretary & Director	01/29/96

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     Ralph M. Amato, age 55, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

     Michael L. Potter, Esq., age 55, has been the Company's Secretary and a Director of the Company since January 29, 1996. Since July 1994 to the present, Mr. Potter has been an attorney with and name partner of the San Diego law firm of Potter, Day & Associates where he specializes in business law, asset protection law, and advanced estate planning. From January 1990 to July 1994, Mr. Potter was an attorney with and name partner of the San Diego law firm of Cannon, Potter & Day. Mr. Potter serves as a Commanding Officer in the United States Navy Reserve. He holds a B.A. Degree from the University of New York (Albany), an M.A. Degree (Management and Supervision) from Central Michigan University, an M.S. Degree (Education) from the University of Southern California, and a J.D. Degree from National University, San Diego, California.

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

(1)  No stock options were issued or granted in 2003.

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

--------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 5, 2006.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class

Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	986,669	12.32%
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	20,0002	0.002%2

Total for all persons as a group (2 persons)		1,006,669	12.32%

Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,1771	37.86%1

Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,3332	13.37%

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

--------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2003 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)1 (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:
1. The Company did not have any outstanding exercisable stock options as of December 31, 2003 and no stock options have been granted to any person at any time in the past two years.

Stock Options

     The Company did not grant or issue any stock options in 2003. The only stock options that were granted are those that were granted in 1999 which have since expired.

Item 12. Certain Relationships and Related Transactions.

     None.

--------------------------------------------------------------------------

Item 13. Exhibits and Reports on Form 8-K

     (a)  Reports.
          None.

     (b)  The Company hereby files the following Exhibits with this Annual Report:

31.1.	Certification
31.2	Certification

32.1	Certification
32.2	Certification

     (b)  The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

--------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: April 10, 2006
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 10, 2006
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: April 10, 2006
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
BoysToys.com, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2003 (restated) and 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 (restated) and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's lack of operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

____________________________
Armando C. Ibarra, CPA

Chula Vista, Ca.

February 3, 2004
March 31, 2006 (restated - Note 9 )

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 1 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002

ASSETS

	December 31,	December 31,

	2003	2002

	(restated)
Current Assets:

Cash (restricted)	$568,967	$1,434,740

Total Current Assets	568,967	1,434,740

Property and Equipment, Net	0	0

Other Assets:

Note Receivable - Officer	32,738	32,738
Investment in Fine Art	-	25,320

Total Other Assets	32,738	58,058

TOTAL ASSETS	$601,705	$1,492,798

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,

	2003	2002

	(restated)
Current Liabilities:
Accounts Payable and Accrued Expenses	$0	$734,773
Equipment Lease Payable	0	11,996
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,758,740

TOTAL LIABILITIES	2,011,971	2,758,740

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000authorized; none issued and outstanding.)	0	0
Common Stock, $.01 par value (20,000,000shares authorized; issued and outstanding: 8,172,139 as of December 31, 2003 and December 31, 2002)	81,721	81,721

Additional Paid-in-Capital	9,535,158	9,535,158
Common Stock Subscribed	(62,500)	(62,500)
Deficit Accumulated During Development Stage	(7,856,576)	(7,856,576)
Retained Earnings (Deficit)	(3,108,069)	(2,963,745)

Total Shareholders' Equity (Deficit)	(1,410,266)	(1,265,942)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$601,705	$1,492,798

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002

	For the Years Ended

	December 31, 2003	December 31, 2002

	(restated)
Revenues	$0	$1,615,962

Cost of Sales	0	216,708

Gross Profit	0	1,399,254

Depreciation & Amortization	0	(195,881)
General & Administrative Expenses	(122,504)	(1,558,260)

Total General & Administrative Expenses	(122,504)	(1,754,141)

Operating Income (Loss)	(122,504)	(354,887)

Other Income (Expenses)
Interest Income	3,500	937
Loss on Sale of Assets	0	(898,612)
Write-off of Investment in Fine Art	(25,320)	0

Total Other Income (Expenses)	(21,820)	(897,675)

Deficit Before Income Taxes	(144,324)	(1,252,562)

Provision for Income Taxes	0	0

Net Income (Loss)	$(144,324)	$(1,252,562)

Net income (loss) per share	$(0.02)	$(0.15)

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

See Notes to Consolidated Financial Statements

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 31, 2001 through December 31, 2003

	Common Stock			Common stock Subscribed

	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(1,269,506)	$428,297

Net Loss						0	(1,694,239)	(1,694,239)

Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(2,963,745)	$(1,265,942)

Net Income (Loss)						0	(144,324)	(144,324)

Balance, December 31, 2003	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)	$(7,856,576)	$(3,108,069)	$(1,410,266)

See Notes to Consolidated Financial Statements

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002

	For the Years Ended

	December 31, 2003	December 31, 2002

	(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(144,324)	$(1,252,562)
Non-cash operating activities included in deficit accumulated:
Write-off of investment in fine art	25,320	0
(Increase) decrease in assets:
Inventory	0	46,992
Prepaid expenses	0	(4,438)
Employee advances	0	(6,251)
Note receivable-officer	0	(937)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(734,773)	133,512
Equipment lease payable	(11,996)	(12,328)

Net cash provided by (used in) operating activities	(865,773)	(1,096,012)

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0	2,450,417
Investment in fine art	0	(3,320)

Net cash provided by (used in) investing activities	0	2,447,097

Net increase (decrease) in cash	(865,773)	1,351,085

Cash at beginning of period	1,434,740	83,655

Cash at end of period	$568,967	$1,434,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest (net of amount capitalized)	$0	$0

Income taxes	$0	$0

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution (See Notes 7).

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

Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate fair value due to the immediate short-term maturity of these financial instruments. Currently cash is restricted because the trustee of the bankruptcy court controls it. It is earmarked for payment of the remaining outstanding notes payable.

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

NOTE 8 - GOING CONCERN

The Company has restated its financial statements for the year ended December 31, 2003 to include a going concern discussion in the auditors' opinion. Because the Company is currently in bankruptcy liquidation proceedings and lacks any operating business the auditors' included this disclosure. Management believes that once the proceedings are complete they will have public company "shell" that they can use for other business ventures.

Management plans, after the Company is discharged from bankruptcy, to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 9 - RESTATEMENT

The accompany financial statements for the year ended December 31, 2003 were restated as of March 31, 2006 for the following corrections:

1.

Cash restriction. The cash reflected in the consolidated balance sheets as of December 31 2002 and 2003 should be reflected as being restricted. The funds are in a trust account with the bankruptcy court of California. These funds are earmarked to pay the Company's creditors.

2.

Cash flow correction. There was a correction made to the cash flow statement for the year ended December 31, 2003. In the original report this amount was classified as cash from investing activities. However, the write-off of the art investment was a non-cash transaction that should have been reflected as such.

3.

Going Concern. The auditor's report has been modified to add a going concern paragraph. As discussed in more detail in Note 8 the Company currently does not have operations and is in the middle of bankruptcy liquidation proceedings. The auditors have found it more appropriate to include the concern disclosure and discussion.

4.

Interest income and administrative costs. The statement of operations for the year ended December 31, 2003 has been restated to include interest income and disbursement that were made during the year. These amounts were discovered subsequent to the issuance of the original report.

- F 13 -
--------------------------------------------------------------------------