Form 10KSB/A
period 2004-12-31
BOYSTOYS COM INC
filed 2006-04-14
CIK 931799

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

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2004).

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

--------------------------------------------------------------------------

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2004, the Company had $574,222 shown as "Cash" on its balance sheet. However, all of these funds are held by the Bankruptcy Trustee (to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court) and they are not available to the Company. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be substantial. None of these funds are or will be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

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

7. Limited Public Market. There is a very limited and sporadic trading market for the Company's Common Shares, and there is no guarantee that any continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain or maintain any liquid trading volumes in any other market or gain or maintain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

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

10. Rule 144 Stock Sales. As of December 31, 2004, the Company had at least 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

Fiscal 2004 vs. Fiscal 2003

     During the twelve months ending December 31, 2004 ("Fiscal 2004"), our Revenues were $0 which compares to our Revenues of $0 for the twelve month period ending December 31, 2003 ("Fiscal 2003"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2004 was $0 compared to Fiscal 2003 when Cost of Sales was $0. The decline in Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

     We recorded $628 in General and Administrative Expenses in Fiscal 2004 compared to $122,504 in General and Administrative Expenses in Fiscal 2003. These expenses were primarily administrative expenses.

     During both Fiscal 2004 and Fiscal 2003, we did not have any Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee). During Fiscal 2004, we recorded Interest Income of $5,883 which compares to $3,500 in Interest Income during Fiscal 2003. During Fiscal 2003 we also wrote off $25,320 of an investment in fine art. We did not have any comparable write offs during Fiscal 2004.

     We also recorded Net Income of $5,255 during 2004 compared to a Net Loss of $144,324 during Fiscal 2003.

     The number of shares of our common stock did not change during the period from 2003 through 2004, and we recorded a Net Loss per share of $0.00 in Fiscal 2004 compared to a Net Loss per share of $0.02 per share in Fiscal 2003.

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

Liquidity and Capital Resources

     As of December 31, 2004 the Company had Total Current Liabilities of $2,011,971 and Total Assets of $606,960. All of the Company assets and liabilities were held by the Bankruptcy Court Trustee and were not available to the Company.

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

--------------------------------------------------------------------------

Item 10. Executive Compensation

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2002 2003 2004	$ 72,000 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2002 2003 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

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

Footnote:
1. The Company did not have any outstanding exercisable stock options as of December 31, 2004 and no stock options have been granted to any person at any time in the past two years.

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

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: April 08, 2006
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 08, 2006
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: April 08, 2006
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
BoysToys.com, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BoysToys.com, Inc. as of December 31, 2004 (restated) and 2003 (restated), and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

____________________________
Armando C. Ibarra, CPA

Chula Vista, Ca.

February 8, 2005
March 31, 2006 (restated - Note 9 )

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 1 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

ASSETS

	December 31,	December 31,

	2004	2003

	(restated)	(restated)
Current Assets:

Cash (restricted)	$574,222	$568,967

Total Current Assets	574,222	568,967

Other Assets:

Note Receivable - Officer	32,738	32,738

Total Other Assets	32,738	32,738

TOTAL ASSETS	$606,960	$601,705

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,

	2004	2003

	(restated)	(restated)
Current Liabilities:
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000 authorized; none issued and outstanding.)	0	0
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139 as of December 31, 2004 and December 31, 2003)	NA	81,721

Additional Paid-in-Capital	NA	9,535,158
Common Stock Subscribed	NA	(62,500)
Deficit Accumulated During Development Stage	NA	(7,856,576)
Retained Earnings (Deficit)	(3,102,814)	(3,108,069)

Total Shareholders' Equity (Deficit)	NA	(1,410,266)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ NA	$601,705

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003

	For the Years Ended

	December 31, 2004	December 31, 2003

	(restated)	(restated)
Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

General & Administrative Expenses	(628)	(122,504)

Total General & Administrative Expenses	(628)	(122,504)

Operating Income (Loss)	(628)	(122,504)

Other Income (Expenses)
Interest Income	5,883	3,500
Write-off of Investment in Fine Art	0	(25,320)

Total Other Income (Expenses)	5,883	(21,820)

Deficit Before Income Taxes	5,255	(144,324)

Provision for Income Taxes	0	0

Net Income (Loss)	$5,255	$(144,324)

Net income (loss) per share	$0.00	$(0.02)

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$0.00

Weighted average shares used for net income (loss) per diluted share	10,122,139

See Notes to Consolidated Financial Statements

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 31, 2002 through December 31, 2004

	Common Stock					Common stock Subscribed

	Shares		Amount		Additional Paid-in Capital	Shares		Amount		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)		Total

Balance, December 31, 2002	NA	$	NA	$	NA	NA	$	NA	$	NA	$(2,963,745)	$	NA

Net Income (Loss)										0	(144,324)		(144,324)

Balance, December 31, 2003	NA	$	NA	$	NA	NA	$	NA	$	NA	$(3,108,069)	$	NA

Net Income (Loss)										0	5,255		5,255

Balance, December 31, 2004	NA	$	NA	$	NA	NA	$	NA	$	NA	$(3,102,814)	$	NA

See Notes to Consolidated Financial Statements

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	For the Years Ended

	December 31, 2004	December 31, 2003

	(restated)	(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$5,255	$(144,324)
Non-cash operating activities included in deficit accumulated:
Write-off of investment in fine art	0	25,320
(Increase) decrease in assets:
Note receivable-officer	0	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	0	(734,773)
Equipment lease payable	0	(11,996)

Net cash provided by (used in) operating activities	5,255	(865,773)

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0	0

Net cash provided by (used in) investing activities	0	0

Net increase (decrease) in cash	5,255	(865,773)

Cash at beginning of year	568,967	1,434,740

Cash at end of year	$574,222	$568,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest (net of amount capitalized)	$0	$0

Income taxes	$0	$0

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

- F 12 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

NOTE 7 - BANKRUPTCY (Continued)

The assets were transferred to a third party for approximately $1,450,000. As part of this transaction three of the Company's creditors, with claims totaling approximately $1,350,000, agreed to waive immediate payment of their claim and made payment arrangements with the buyer. A portion of the remaining funds was used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not being determinable at this time. It is possible that these claims will not completely satisfy through this process and that the Company will have some remaining liabilities.

This has, in all practical terms, dissolved RMA of San Francisco and left the Company without an operating business. The Company has begun the search for other ventures.

NOTE 8 - GOING CONCERN

The Company has restated its financial statements for the years ended December 31, 2003 and 2004 to include a going concern discussion in the auditors' opinion. Because the Company is currently in bankruptcy liquidation proceedings and lacks any operating business the auditors' included this disclosure. Management believes that once the proceedings are complete they will have public company "shell" that they can use for other business ventures.

Management plans, after the Company is discharged from bankruptcy, to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 9 - RESTATEMENT

The accompany financial statements for the years ended December 31, 2004 and 2003 were restated as of March 31, 2006 for the following corrections:

1.

Cash restriction. The cash reflected in the balance sheets as of December 31 2003 and 2004, should be reflected as being restricted. The funds are in a trust account with the bankruptcy court of California. These funds are earmarked to pay the Company's creditors.

2.

Cash flow correction. There was a correction made to the cash flow statement for the year ended December 31, 2003. In the original report this amount was classified as cash from investing activities. However, the write-off of the art investment was a non-cash transaction that should have been reflected as such.

3.

Going Concern. The auditor's report has been modified to add a going concern paragraph. As discussed in more detail in Note 7 the Company currently does not have operations and is in the middle of bankruptcy liquidation proceedings. The auditors have found it more appropriate to include the concern disclosure and discussion.

4.

Interest income and administrative costs. The statement of operations for the years ended December 31, 2004 and 2003 have been restated to include interest income and disbursements that were made during the years. These amounts were discovered subsequent to the issuance of the original report.

- F 13 -
--------------------------------------------------------------------------