Form 10KSB
period 2005-12-31
BOYSTOYS COM INC
filed 2006-04-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class Common Stock (par value $0.001)	Name of Exchange On Which Registered

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

     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801 as of December 31, 2005. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on April 5, 2006.

     This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2005 was 8,172,139.

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

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2005).

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

--------------------------------------------------------------------------

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2005, the Company had $574,222 shown as "Cash" on its balance sheet. However, all of these funds are to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be substantial. None of these funds are or will be available to the Company for any purpose except in accordance with the requirements and orders of the Court.

2. Going Concern Qualification. Our auditor has expressed a qualification in its opinion because there is substantial doubt that the Company can remain a going concern. The Company has no operations or assets and is in the middle of bankruptcy liquidation proceedings.

3. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. Currently, the Company's management. The Company's very existence is in doubt and there can be no assurance that the Company will continue to file its reports required by the Securities Exchange Act of 1934.

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

10. Rule 144 Stock Sales. As of December 31, 2005, the Company had at least 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company has not held any meeting of the Company's shareholders in 2005 and no action of the Company's shareholders was taken in 2005.

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

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2005 and 2004. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2005, the Company had two market makers.

2005	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2004
1st Quarter	$ 0.01	$ 0.0001
2nd Quarter	$ 0.01	$ 0.0001
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

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

     The number of shareholders of record of Common Stock on December 31, 2005 was approximately 769.

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

Fiscal 2005 vs. Fiscal 2004

     During the twelve months ending December 31, 2005 ("Fiscal 2005"), our Revenues were $0 which compares to our Revenues of $0 for the twelve month period ending December 31, 2004 ("Fiscal 2004"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2004 was $0 compared to Fiscal 2003 when Cost of Sales was $0. The absence of any Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

     We recorded $628 in General and Administrative Expenses in Fiscal 2004 compared to $0 in General and Administrative Expenses in Fiscal 2005. These expenses were primarily administrative expenses.

     During both Fiscal 2005 and Fiscal 2004, we did not have any Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee). During Fiscal 2004, we recorded Interest Income of $5,883.

     We also recorded Net Income of $5,255 during 2004.

     The number of shares of our common stock did not change during the period from 2004 through 2005, and we recorded a Net Loss per share of $0.00 in Fiscal 2005 compared to a Net Loss per share of $0.00 per share in Fiscal 2004.

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

Liquidity and Capital Resources

     As of December 31, 2005 the Company had Total Current Liabilities of $2,011,971 and Total Assets of $606,960. All of the Company assets and liabilities were held by the Bankruptcy Court Trustee and were not available to the Company.

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

     As a result, as of December 31, 2005, the Company had no significant assets.

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

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2005 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none
Michael L. Potter, Esq.	Director & Secretary	none
Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1)Also beneficial owner of more than 10% of equity securities of Registrant.

(2)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2005, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------

Item 10. Executive Compensation

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2003 2004 2005	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2003 2004 2005	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:

*  No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1)  No stock options were issued or granted in 2005.

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
(2005 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)1 (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:
1. The Company did not have any outstanding exercisable stock options as of December 31, 2005 and no stock options have been granted to any person at any time in the past three years.

Stock Options

     The Company did not grant or issue any stock options in 2003, 2004, or 2005. The only stock options that were granted are those that were granted in 1999 which have since expired.

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

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: April 06, 2006
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 06, 2006
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: April 06, 2006
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
BoysToys.com, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statement of net assets in liquidation of BoysToys.com, Inc. as of December 31, 2005, and the related consolidated statement of changes in net assets in liquidation for the period from January 1, 2005 to December 31, 2005. In addition, we have audited the balance sheet as of December 31, 2004 (restated) and the related statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2004 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

As discussed in Note 6 to the consolidated financial statements, the Company filed for bankruptcy protection on May 8, 2001 and the court ordered a Chapter 7 dissolution on October 2, 2002. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2004 from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Boystoys.com, Inc. as of December 31, 2005, the changes in net assets in liquidation for the period from January 1, 2005 to December 31, 2005, the balance sheet as of December 31, 2004 (restated) and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

____________________________
Armando C. Ibarra, CPA
Chula Vista, Ca.

March 31, 2006

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

- F 1 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

ASSETS

	December 31,	December 31,

	2005	2004

		(restated)
Current Assets:

Cash	$574,222	$574,222

Total Current Assets	574,222	574,222

Other Assets:

Note Receivable - Officer	32,738	32,738

Total Other Assets	32,738	32,738

TOTAL ASSETS	$606,960	$606,960

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,

	2005	2004

		(restated)
Current Liabilities:
Accrued Interest	193,860	193,860
Convertible Debt	1,818,111	1,818,111

Total Current Liabilities	2,011,971	2,011,971

TOTAL LIABILITIES	2,011,971	2,011,971

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000 authorized; none issued and outstanding.)	0	0
Common Stock, $.01 par value (20,000,000 shares authorized; issued and outstanding: 8,172,139 as of December 31, 2005 and December 31, 2004)	NA	NA

Additional Paid-in-Capital	NA	NA
Common Stock Subscribed	NA	NA
Deficit Accumulated During Development Stage	NA	NA
Retained Earnings	(3,102,814)	(3,102,814)

Total Shareholders' Deficit	NA	NA

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ NA	$ NA

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	For the Years Ended

	December 31, 2005	December 31, 2004

		(restated)
Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

General & Administrative Expenses	(628)	(628)

Total General & Administrative Expenses	(628)	(628)

Operating Income (Loss)	(628)	(628)

Other Income (Expenses)
Interest Income	5,883	5,883

Total Other Income (Expenses)	5,883	5,883

Deficit Before Income Taxes	5,255	5,255

Provision for Income Taxes	0	0

Net Income (Loss)	$5,255	$5,255

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	8,172,139	8,172,139

Net income (loss) per diluted share	$0.00	0.00

Weighted average shares used for net income (loss) per diluted share	8,172,139	10,122,139

See Notes to Consolidated Financial Statements

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From December 31, 2004 through December 31, 2005

	Common Stock					Common stock Subscribed

	Shares		Amount		Additional Paid-in Capital	Shares		Amount		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2003	8,172,139	$	NA	$	NA	NA	$	NA	$	NA	$(3,108,069)	$(1,410,266)

Net Income (Loss)										0	5,255	5,255

Balance, December 31, 2004	8,172,139	$	NA	$	NA	NA	$	NA	$	NA	$(3,102,814)	$(1,405,011)

Net Income (Loss)										0	0	0

Balance, December 31, 2005	8,172,139	$	NA	$	NA	NA	$	NA	$	NA	$(3,102,814)	$(1,405,011)

See Notes to Consolidated Financial Statements

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	For the Years Ended

	December 31, 2005	December 31, 2004

		(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$5,255	$5,255
(Increase) decrease in assets:
Note receivable-officer	0	0
Increase (decrease) in liabilities:
Accrued interest	0	0

Net cash provided by (used in) operating activities	5,255	5,255

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0	0

Net cash provided by (used in) investing activities	0	0

Net increase (decrease) in cash	5,255	5,255

Cash at beginning of year	568,967	568,967

Cash at end of year	$574,222	$574,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest (net of amount capitalized)	$0	$0

Income taxes	$0	$0

See Notes to Consolidated Financial Statements

- F 6 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

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

- F 7 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. LIQUIDATION BASIS OF ACCOUNTING

The consolidated financial statements for the year ended December 31, 2004 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the bankruptcy the Company adopted liquidation of basis of accounting effective January 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settled amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgments.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements.

Estimated Values of Assets of the Company

The estimated assets of Boystoys.com, Inc. that are set forth in the December 31, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

1.	Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

Estimated Liabilities of the Company

The estimated liabilities of Boystoys.com, Inc. that are set forth in the December 31, 2005 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

1.	Notes payable represent non-interest bearing amounts owed and are recorded at their estimated settlement amount.

The amount of timing of future liquidation distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Boystoys.com, Inc. liabilities and obligations, actual costs incurred in connection with carrying out the dissolution, including bankruptcy court costs, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the December 31, 2005 consolidated financial statements on a liquidation basis follows:

- F 8 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1.

Estimated future bankruptcy and other administrative costs. The estimated future bankruptcy and other administrative costs are based upon the historical costs incurred during the bankruptcy period, which commenced in 2001.

2.

Estimated notes payable settlement amounts. Long-term debt as of December 31, 2005 is recorded at their anticipated amounts. Because the only assets left to satisfy these debts is the cash in bank (held be the court trustee) the notes payable have been reduced to an amount equal the cash available to satisfy these debts.

As a result of the uncertainty regarding the estimates associated with the costs and outstanding notes, it is likely that the actual outcome of the resolutions of these contingencies will differ from management's estimates at this time, and those differences may be significant. It is also probable, because of the likelihood of judicial proceedings that the resolution of these debts will not occur in the near term. As more information becomes available to management, and as future resolution events regarding these contingencies occur, management will adjust its estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at December 31, 2005. Actual results could differ from those estimates.

B GOING CONCERN BASIS OF ACCOUNTING

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
As of December 31, 2005

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

Impairment of Long-lived Assets

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
As of December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2005

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2005, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2024. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 11 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 4 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of December 31, 2005, consist of the following:

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

The Company filed for bankruptcy protection, as discussed in Note 6, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

- F 12 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 5 - SHAREHOLDERS' EQUITY

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

NOTE 6 - BANKRUPTCY

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

This has, in all practical terms, dissolved RMA of San Francisco and left the Company without an operating business. The Company has begun a search for other ventures.

- F 13 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 7 - GOING CONCERN (2004)

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

NOTE 8 - RESTATEMENT

The accompany financial statements for the years ended December 31, 2004 and 2003 were restated as of March 31, 2006 for the following corrections:

1.

Cash restriction. The cash reflected in the balance sheets as of December 31, 2004 and 2003, should be reflected as being restricted. The funds are in a trust account with the bankruptcy court of California. These funds are earmarked to pay the Company's creditors.

2.

Going Concern. The auditor's report has been modified to add a going concern paragraph. As discussed in more detail in Note 7 the Company currently does not have operations and is in the middle of bankruptcy liquidation proceedings. The auditors have found it more appropriate to include the concern disclosure and discussion.

3.

Interest income and administrative costs. The statement of operations for the years ended December 31, 2004 and 2003 have been restated to include interest income and disbursements that were made during the years. These amounts were discovered subsequent to the issuance of the original report.

- F 14 -
--------------------------------------------------------------------------