Form 10QSB
period 2006-03-31
BOYSTOYS COM INC
filed 2006-05-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarter Ending March 31, 2009 Commission File No. 000-28684

BoysToys.com, Inc. (Exact name of Registrant as specified in its Charter)

Incorporated under the Laws of the State of Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office)

(619) 895-6900 (Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Common Stock Outstanding at March 31, 2006 8,172,139 Shares at $0.001 Par Value Common

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

BOYSTOYS.COM, INC.

PART I - FINANCIAL INFORMATION

PART I

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

Item 1. Financial Statements

BOYSTOYS.COM. INC.
Consolidated Statement of Net Assets in Liquidation

	As of March 31, 2006 (unaudited)	As of Dec. 31, 2005

ESTIMATED VALUES OF ASSETS OF THE COMPANY

Cash (restricted)	$570,245	$570,245

Total Estimated Assets	570,245	570,245

ESTIMATED LIABILITIES OF THE COMPANY

Convertible notes and related interest	545,245	545,245

Total Estimated Liabilities	545,245	545,245

ESTIMATED FUTURE ADMINISTRATIVE COSTS	25,000	25,000

NET ASSETS IN LIQUIDATION	$-	$-

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC.
Consolidated Statement of Changes in Net Assets in Liquidation

For the Three Months Ended March 31, 2006 (unaudited)		For the Year Ended Dec. 31, 2005

Accumulated deficit December 31, 2004	$-	$(3,102,814)

Adjust assets and liabilities to estimated fair value	-	3,131,791

Estimated net assets in liquidation, beginning	$-	28,977

Net loss from operations during liquidation	-	(3,977)

Change in estimate of:

Future administrative costs during liquidation period	-	(25,000)

Net Assets in Liquidation	$-	$-

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

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

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

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

Estimated Values of Assets of the Company

The estimated assets of Boystoys.com, Inc. that are set forth in the March 31, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

1.	Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

Estimated Liabilities of the Company

The estimated liabilities of Boystoys.com, Inc. that are set forth in the March 31, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

1.	Notes payable represent non-interest bearing amounts owed and are recorded at their estimated settlement amount.

The amount of timing of future liquidation distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of Boystoys.com, Inc. liabilities and obligations, actual costs incurred in connection with carrying out the dissolution, including bankruptcy court costs, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the March 31, 2006 consolidated financial statements on a liquidation basis follows:

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
1.

Estimated future bankruptcy and other administrative costs. The estimated future bankruptcy and other administrative costs are based upon the historical costs incurred during the bankruptcy period, which commenced in 2001.

2.

Estimated notes payable settlement amounts. Long-term debt as of March 31, 2006 is recorded at their anticipated amounts. Because the only assets left to satisfy these debts is the cash in bank (held be the court trustee) the notes payable have been reduced to an amount equal to the cash available to satisfy these debts.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at March 31, 2006. Actual results could differ from those estimates.

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

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

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

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

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

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

NOTE 4 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of March 31, 2006, consist of the following:

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

BOYSTOYS.COM. INC
Notes To Consolidated Financial Statements
March 31, 2006

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

Results of Operations

First Quarter 2006 vs. First Quarter 2005

During the first three months ending March 31, 2006 ("First Quarter 2006"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the first three months ending March 31, 2005 ("First Quarter 2005"), the Company recorded no sales revenues.

The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Quarter 2006 or during the First Quarter 2005. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

As a result, the Company recorded no Net Income during both First Quarter 2006 and during First Quarter 2005.

Liquidity and Capital Resources

Since the Company's filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company's liquidity and access to capital and any sources of financing has been very limited. Since September 2002, the Company has relied entirely upon its founder and Chief Executive Officer, Ralph M. Amato, to provide a limited amount of funds to the Company to maintain the Company's corporate existence, to pay fees for accounting and auditing, to pay franchise taxes to the State of Delaware, and to pay fees and costs for fulfilling its filing requirements under the Securities Exchange Act of 1934. Future administrative costs have been estimated, but we cannot be certain that our actual administrative costs will not be even greater.

While the Company had Cash of $570,245 as of March 31, 2006, all of this cash was under the direct control of the U.S. Bankruptcy Trustee subject to the supervision of the U.S. Bankruptcy Court. All of the Cash shown on the Company's Balance Sheet as of March 31, 2006 will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company.

The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2006 or First Quarter 2005.

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

Item 2a. Factors that May Affect Future Results

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

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. All of the Cash shown on the Company's balance sheet is to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of March 31, 2006 is restricted and it will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

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

10. Rule 144 Stock Sales. As of December 31, 2005, the Company had 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company carried out a limited evaluation, under the supervision and with the participation of the Company's sole officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer (one person) concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiary).

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

(B) Form 8-K

The Company did not file any reports on Form 8-K during the three months ending March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
BoysToys.com, Inc.

/s/ Ralph M. Amato
Ralph M. Amato, President, Chairman, & CFO

Date: May 12, 2006