Form 10KSB/A
period 2003-12-31
BOYSTOYS COM INC
filed 2006-08-04
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

Explanatory Note:

          This Amendment No. 2 to our Form 10-KSB for the year ending December 31, 2003 is being filed to update our financial statements to conform them to "liquidation basis" accounting and other requirements.

--------------------------------------------------------------------------

PART I

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A COMPANY THAT IS IN BANKRUPTCY AND SUBJECT TO THE JURISDICTION OF THE U.S. BANKRUPTCY COURT, THE COMPARATIVELY MEAGER FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND OTHER FACTORS BEYOND THE COMPANY'S CONTROL. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

          Prior to September 12, 2002, the Company leased the land and building for the Club through its other wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA") (and as successor in interest to Boys Toys Cabaret Restaurants, Inc., a California corporation). The real property for the Club was owned by Roma Café, Inc. ("RCI") and was located in San Francisco's financial district at 408-412 Broadway, San Francisco, California.

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

2003	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2002
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.01
4th Quarter	$ 0.01	$ 0.01

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

Fiscal 2003 vs. Fiscal 2002

          During the twelve months ending December 31, 2003 ("Fiscal 2003"), the Company's Revenues were $0 which represents a decrease from the Company's Revenues of $1,615,962 recorded during the twelve month period ending December 31, 2002 ("Fiscal 2002"). The absence of any Revenues was directly the result of the absence of any assets or operations during Fiscal 2003.

          After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

          Cost of Sales for Fiscal 2003 was $0 compared to Fiscal 2002 when the Cost of Sales was $216,708. The absence of any Cost of Sales again reflects the absence of any assets or business during Fiscal 2003.

          The Company recorded ($122,504) as General and Administrative Expenses during Fiscal 2003 compared to $1558,260 in General and Administrative Expenses during Fiscal 2002. $1,947,219 in General and Administrative Expenses in Fiscal 2002. Again, the absence of these expenses during Fiscal 2003 reflects the absence of any assets or operations during Fiscal 2003.

          The Company did record Interest Income of $3,500 in Fiscal 20043 compared to Interest Income of $937 in Fiscal 2002 and the Company did write-off ($25,320) in write-off of investment in art during the Fiscal 2003 period compared to no such write-offs during Fiscal 2003.

          As a result, the Company recorded $144,324 in Net Losses during Fiscal 2003 compared to Net Losses of $1,252,562 during Fiscal 2002.

          Although the number of shares of the Company's common stock did not change during the period from 2002 through 2003, the Company recorded a Net Loss per share of $0.15 in Fiscal 2002 compared to a Net Loss per share of $0.02 per share in Fiscal 2003.

          The Company anticipates that it will likely incur additional Net Losses for the foreseeable future since the Company has no present prospect of generating any revenues.

--------------------------------------------------------------------------

Liquidity and Capital Resources

          As of December 31, 2003 the Company had Total Current Liabilities of $2,7,58,740 and Total Cash of $568,967 as of that date. All of the Cash held by the Company was restricted in that the Company and all such assets were subject to the oversight and determinations of the U.S. Bankruptcy Court As a result, all such Cash is not available for use by the Company.

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

          As a result, after December 31, 2003, the Company had no significant assets.

Impact of Inflation

          Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

Item 7.  Financial Statements.

          The financial statements and related financial information required to be filed hereunder begin on page F-1 of this report and are incorporated herein by reference.

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

--------------------------------------------------------------------------

Item 10.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)*	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Ralph M. Amato Chairman, President and CFO	2001 2002 2003	$104,000 $ 72,000 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Secretary and Director	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	250,000 0 0	$0 $0 $0	$0 $0 $0

Footnotes:

*	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1)

No stock options were issued or granted in 2003 During 1999, the Company awarded Ralph M. Amato, the Company's Chairman and President, an option to purchase 1,200,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "First Option"). The First Option has no expiration date. In addition, the Company also awarded Ralph M. Amato an additional option to purchase 600,000 shares of the Company's Common Stock at $0.25 per share (the "Second Option"). The Second Option expires on February 13, 2004. As a result, Mr. Amato holds an aggregate of 1,800,000 options to purchase 1,800,000 shares of the Company's Common Stock. In addition, the Company awarded Michael L. Potter, Esq., a Director, an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.25 per share (the "Potter Option"). The Potter Option expires on February 13, 2004. None of the options described in this footnote have been exercised as of March 19, 2003and the Company has not granted any other options to any officer or director of the Company.

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

- 18
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

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class

Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	3,576,669(1)	43.77%(1)
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	270,000(2)	3.30%(2)

Total for all persons as a group (2 persons)		3,846,669	47.07%

Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	3,094,177(3)	37.86%(3)

Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,333(4)	13.37%

_______________________________
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

_______________________________
Footnote:
1.

Prior to 2000, the Company granted certain Common Stock Purchase Options to Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2003.

Stock Options

          The Company did not grant or issue any stock options in 2001, 2002, and 2003. All options that were granted are those that were granted in 1999. The following table contains information concerning the grant of stock options made during fiscal 1999 to the Named Executive Officers:

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

--------------------------------------------------------------------------

Aggregated Option Exercises in 2003 Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at FY-End (#)(1)	Value of Unexercised In-the-Money Options at FY-End ($)(1)(2)
Ralph M. Amato	0	--	1,800,000	$0
Michael L. Potter, Esq.	0	--	250,000	$0

_______________________________
(1)	All options are presently exercisable.
(2)	Market value of underlying securities minus the exercise price. Based on closing sale price of $0.01 per share on March 19, 2003.
(3)	Exercise price equal to $0.25 per share.

Item 12.  Certain Relationships and Related Transactions.

          None.

Item 13.  Exhibits and Reports on Form 8-K
(a)	The Company filed the following Reports on Form 8-K during the year ending December 31, 2003:
Form 8-K filed on September 23, 2002
(b)	The Company hereby files the following Exhibits with this Annual Report:
	99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)	The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.
	3	Certificate of Incorporation - Wagg Corp.
	3.1	Amendment to Certificate of Incorporation - Wagg Corp.
	3.2	Amendment to Certificate of Incorporation - Wagg Corp.
	3.3	By-Laws of Wagg Corp. (Delaware)
	3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
	3.5	By-Laws of Alternative Entertainment, Inc. (NV)
	4.1	Specimen of Common Stock Certificate

	10	Agreement for the Purchase of Common Stock
	10.1	Lease for Office Space in La Jolla, California
	10.2	Lease of Real Property from Roma Café, Inc.
	10.3	Lease of Apartment Units in San Francisco, California
	10.4	Indemnification Agreement between the Company and Ralph M. Amato
	10.5	Agreement with Itex Corporation
	10.6	Employment Agreement Between the Company and Gary Marlin
	10.7	Loan Agreement with Unsecured Convertible Note
	10.8	Unsecured Promissory Note (C. Palozzi)
	10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
	10.10	Unsecured Promissory Note (V. Amato)
	10.11	Unsecured Promissory Note (V. Amato)
	10.12	Secured Promissory Note (R. Smith)
	10.13	Secured Promissory Note (I. Weeda Family Trust)
	10.14	Secured Promissory Note (I. Weeda Family Trust)
	10.15	Secured Promissory Note (K. Marc)
	10.16	Secured Promissory Note (G. W. Smith)
	10.17	Secured Promissory Note (D. Hylton)
	10.18	Secured Promissory Note (M. Yonika)
	10.19	Unsecured Promissory Note (R. Kaelan)
	10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
	10.21	Addendum to Promissory Note (Essex)
	10.22	Unsecured Promissory Note ($70,000 - Amato)
	10.23	Unsecured Promissory Note ($16,000 - Amato)
	10.24	Unsecured Promissory Note ($100,000 - Chin)

	10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
	10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
	10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
	10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
	10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
	10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

	23.1	Consent of Pannell Kerr Forster
	23.2	Resignation of Pannell Kerr Forster
	23.3	Consent of Pannell Kerr Forster
	23.4	Acknowledgment of Armando C. Ibarra

--------------------------------------------------------------------------

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: August 3, 2006
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: August 3, 2006
Ralph M. Amato Chairman

By: /s/ Michael L. Potter	Date: August 3, 2006
Michael L. Potter, Esq., Director

--------------------------------------------------------------------------

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

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

____________________________
Armando C. Ibarra, CPA
Chula Vista, Ca.

February 3, 2004
March 31, 2006 (restated - Note 9)
May 22, 2006 (restated - Note 10)

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

3.

Going Concern. The auditor's was modified to add a going concern paragraph. As discussed in more detail in Note 8 the Company does not have operations and is in the middle of bankruptcy liquidation proceedings. Management found it more appropriate to include the concern disclosure and discussion.

4.

Interest income and administrative costs. The statement of operations for the year ended December 31, 2003 has been restated to include interest income and disbursement that were made during the year. These amounts were discovered subsequent to the issuance of the original report.

NOTE 10 - 2nd RESTATEMENT

The accompanying financial statements for the year ended December 31, 2003 were restated as of May 22, 2006 to clarify note Note 9 (subpart 3).

- F 13 -
--------------------------------------------------------------------------