Form 10KSB/A
period 2004-12-31
BOYSTOYS COM INC
filed 2006-08-04
CIK 931799

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

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

Explanatory Note:

          This Amendment No. 2 to our Form 10-KSB for the year ending December 31, 2004 is being filed to update our financial statements to conform them to "liquidation basis" accounting and other requirements.

--------------------------------------------------------------------------

PART I

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A COMPANY THAT IS IN BANKRUPTCY AND SUBJECT TO THE JURISDICTION OF THE U.S. BANKRUPTCY COURT, THE ABSENCE OF ANY FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND OTHER FACTORS BEYOND THE COMPANY'S CONTROL. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

Fiscal 2004 vs. Fiscal 2003

          During the twelve months ending December 31, 2004 ("Fiscal 2004"), the Company's Revenues were $0 which compares to $0 in Revenues during the twelve months ending December 31, 2003 ("Fiscal 2003"). The absence of any Revenues was directly the result of the absence of any assets or operations during Fiscal 2004 and Fiscal 2003.

          After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

          Cost of Sales for Fiscal 2004 was $0 compared to Fiscal 2003 when the Cost of Sales was also $0. The absence of any Cost of Sales again reflects the absence of any assets or business during Fiscal 2004 and Fiscal 2003.

          The Company recorded ($628) as General and Administrative Expenses during Fiscal 2004 compared to ($122,504) in General and Administrative Expenses during Fiscal 2003. Again, the small amount of these expenses during Fiscal 2004 reflects the absence of any assets or operations during Fiscal 2004.

          The Company did record Interest Income of $5,883 in Fiscal 2004 compared to Interest Income of $3,500 in Fiscal 2003.

          As a result, the Company recorded $5,255 in Net Income during Fiscal 2004 compared to a Net Loss of $144,324 during Fiscal 2003.

          Although the number of shares of the Company's common stock did not change during the period from 2003 through 2004, the Company recorded a Net Income per share of $0.00 in Fiscal 2004 compared to a Net Loss per share of $0.02 per share in Fiscal 2003.

          The Company anticipates that it will likely incur additional Net Losses for the foreseeable future since the Company has no present prospect of generating any revenues.

--------------------------------------------------------------------------

Liquidity and Capital Resources

          As of December 31, 2004 the Company had Total Current Liabilities of $2,011,971 and Total Cash of $574,222 as of that date. All of the Cash held by the Company was restricted in that the Company and all such assets were subject to the oversight and determinations of the U.S. Bankruptcy Court As a result, all such Cash is not available for use by the Company.

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

- 18
--------------------------------------------------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 10, 2004.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class

Common Stock	Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	3,576,669(1)	43.77%(1)
Common Stock	Michael L. Potter, Esq. 5782 Caminito Empresa La Jolla, California 92037	270,000(2)	3.30%(2)

Total for all persons as a group (2 persons)		3,846,669	47.07%

Common Stock	Wilfred Van Dam Essex Capital Holdings, Ltd. Cayside, Second Floor Grand Cayman, B. W.I.	1,894,177(3)	37.86%(3)

Common Stock	Lewis Chin 17 Jacqueline Court Daley City, California 94014	1,122,333(4)	13.37%

_______________________________
Footnotes:
1.	All of Mr. Amato's shares are owned directly by him.
2.	All of Mr. Potter's shares are owned directly by him.
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

_______________________________
Footnote:
1.

Prior to 2000, the Company granted certain Common Stock Purchase Options to Mr. Ralph M. Amato and Mr. Michael L. Potter, Esq. as described elsewhere in this Annual Report. No Common Stock Purchase Options were granted during the twelve months ending December 31, 2004 and all options previously granted to Mr. Amato and Mr. Potter have expired.

Stock Options

          The Company did not grant or issue any stock options in 2002, 2003, and 2004. All options that were granted are those that were granted in 1999. No stock options were granted or exercised in 2004 and no stock options existed as of December 31, 2004.

--------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.

          None.

Item 13.  Exhibits and Reports on Form 8-K
(a)	The Company filed the following Reports on Form 8-K during the year ending December 31, 2004:
None
(b)	The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.
	3	Certificate of Incorporation - Wagg Corp.
	3.1	Amendment to Certificate of Incorporation - Wagg Corp.
	3.2	Amendment to Certificate of Incorporation - Wagg Corp.
	3.3	By-Laws of Wagg Corp. (Delaware)
	3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
	3.5	By-Laws of Alternative Entertainment, Inc. (NV)
	4.1	Specimen of Common Stock Certificate

	10	Agreement for the Purchase of Common Stock
	10.1	Lease for Office Space in La Jolla, California
	10.2	Lease of Real Property from Roma Café, Inc.
	10.3	Lease of Apartment Units in San Francisco, California
	10.4	Indemnification Agreement between the Company and Ralph M. Amato
	10.5	Agreement with Itex Corporation
	10.6	Employment Agreement Between the Company and Gary Marlin
	10.7	Loan Agreement with Unsecured Convertible Note
	10.8	Unsecured Promissory Note (C. Palozzi)
	10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
	10.10	Unsecured Promissory Note (V. Amato)
	10.11	Unsecured Promissory Note (V. Amato)
	10.12	Secured Promissory Note (R. Smith)
	10.13	Secured Promissory Note (I. Weeda Family Trust)
	10.14	Secured Promissory Note (I. Weeda Family Trust)
	10.15	Secured Promissory Note (K. Marc)
	10.16	Secured Promissory Note (G. W. Smith)
	10.17	Secured Promissory Note (D. Hylton)
	10.18	Secured Promissory Note (M. Yonika)
	10.19	Unsecured Promissory Note (R. Kaelan)
	10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
	10.21	Addendum to Promissory Note (Essex)
	10.22	Unsecured Promissory Note ($70,000 - Amato)
	10.23	Unsecured Promissory Note ($16,000 - Amato)
	10.24	Unsecured Promissory Note ($100,000 - Chin)

	10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
	10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
	10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
	10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
	10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
	10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

	23.1	Consent of Pannell Kerr Forster
	23.2	Resignation of Pannell Kerr Forster
	23.3	Consent of Pannell Kerr Forster
	23.4	Acknowledgment of Armando C. Ibarra

In addition, the Company also attaches the following Exhibits to this Form 10-KSB:

	Exhibit 31.1	Certification
	Exhibit 31.2	Certification
	Exhibit 32.1	Certification
	Exhibit 32.2	Certification

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

4.

Interest income and administrative costs. The statement of operations for the year ended December 31, 2004 has been restated to include interest income and disbursement that were made during the year. These amounts were discovered subsequent to the issuance of the original report.

NOTE 10 - 2nd RESTATEMENT

The accompanying financial statements for the year ended December 31, 2004 were restated as of May 22, 2006 to clarify note Note 9 (subpart 3).

- F 13 -
--------------------------------------------------------------------------