Form 10QSB
period 2006-06-30
BOYSTOYS COM INC
filed 2006-08-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarter Ending June 30, 2006
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

Common Stock Outstanding at June 30, 2006: 8,172,139 Shares at $0.001 Par Value.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of June 30, 2006: 8,172,139.

BoysToys.com, Inc.

TABLE OF CONTENTS

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

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
BoysToys.com, Inc.

We have reviewed the accompanying consolidated statement of net assets in liquidation of BoysToys.com, Inc as of June 30, 2006, and the related statement of changes in net assets in liquidation for the six-months ended June 30, 2006. These interim financial statements are the representation of the Company's management.

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

As described in Note 2 to financial statements, as a result of the bankruptcy the Company adopted liquidation of basis of accounting effective January 1, 2005. As a result, the Company has changed its basis of accounting for periods subsequent to January 1, 2005, from going concern basis to a liquidation basis.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding.

As discussed in Note 5 to the financial statements, the company paid the expenses amounting to $87,875 as trustee related fees and distributed the remaining assets, $482,650 to debtors. As a result, the Company has no assets as of June 30, 2006.

/s/ Chang G. Park
CHANG G. PARK, CPA

August 8, 2006
Chula Vista, CA 91910-2615

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Net Assets in Liquidation

	As of June 30, 2006 (unaudited)	As of Dec. 31, 2005 (audited)

ESTIMATED VALUES OF ASSETS OF THE COMPANY

Cash (restricted)	$0	$570,245

Total Estimated Assets	0	570,245

ESTIMATED LIABILITIES OF THE COMPANY

Convertible notes and related interest	0	545,245

Total Estimated Liabilities	0	545,245

ESTIMATED FUTURE ADMINISTRATIVE COSTS	0	25,000

NET ASSETS IN LIQUIDATION	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Net Assets in Liquidation

For the Six Months Ended June 30, 2006 (unaudited)		For the Year Ended Dec. 31, 2005 (audited)

Accumulated deficit January 1, 2005	$0	$(3,102,814)

Adjust assets and liabilities to estimated fair value	0	3,131,791

Estimated net assets in liquidation, beginning	$0	28,977

Net loss from operations during liquidation	0	(3,977)

Change in estimate of:
Future administrative costs during liquidation period	0	(25,000)

Net Assets in Liquidation	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

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

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Estimated Values of Assets of the Company

The estimated assets of Boystoys.com, Inc. that are set forth in the June 30, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

  Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

Estimated Liabilities of the Company

The estimated liabilities of Boystoys.com, Inc. that are set forth in the June 30, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

  Notes payable represent non-interest bearing amounts owed and are recorded at their estimated settlement amount.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at June 30, 2006. Actual results could differ from those estimates.

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Six-Month Ended June 30, 2006

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2006, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2024. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 4 - BANKRUPTCY

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

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 5 - DISTRIBUTION OF ASSETS

During the quarter ended June 30, 2006, the company paid the expenses amounting to $ 87,875 as trustee, court and administrative fees and the remaining assets amounting to $482,650 were distributed to debtors in complete liquidation. As a result, the Company has no assets as of June 30, 2006.

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

Results of Operations

Second Quarter 2006 vs. Second Quarter 2005

          During the three months ending June 30, 2006 ("Second Quarter 2006"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the three months ending June 30, 2005 ("Second Quarter 2005"), the Company recorded no sales revenues.

          The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the Second Quarter 2006 or during the Second Quarter 2005. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

          The Company's management has estimated that future administrative costs will likely total $25,000 or more. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

          As a result, the Company recorded no Net Income during both Second Quarter 2006 and during Second Quarter 2005.

First Six Months of 2006 vs. First Six Months of 2005

          During the first six months ending June 30, 2006 ("First Six Months 2006"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the six months ending June 30, 2005 ("First Six Months 2005"), the Company recorded no sales revenues.

          The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Six Months 2006 or during the First Six Months 2005. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

          The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

          As a result, the Company recorded no Net Income during both the First Six Months 2006 and during the First Six Months 2005.

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

          While the Company had Cash of $0 as of June 30, 2006 the Company remained under the direct control of the U.S. Bankruptcy Trustee subject to the supervision of the U.S. Bankruptcy Court.

          The Company did not issue any additional shares of its Common Stock or Preferred Stock during the First Six Months of 2005 or the First Six Months of 2006.

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

1.  Order of Bankruptcy Court - Dissolution & Liquidation of Company.  On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. All of the Cash shown on the Company's balance sheet is to be used to pay administrative claims, priority claims, and other allowed claims pursuant to the order of the Court. In addition, the Company may continue to pay obligations to creditors. The amount of any such remaining obligations can not be determined but the amounts may be very substantial and well beyond the Company's ability to pay or reduce any said obligations. All of the Cash shown on the Company's Balance Sheet as of June 30, 2006 is restricted and it will not be available to the Company for any purpose except in accordance with the requirements and orders of the Court. Thus, all of the Cash shown on the Balance Sheet will not be available for use by the Company to grow or acquire any interest in any other business.

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

3.  Current Financial Structure, Limited Equity, No Working Capital, No Revenues, & Need for Additional Financing.  Currently, the Company has no significant assets, business or operations. The Company is a mere "public shell" and is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The Company has no revenues. The continuing payment of these costs can not be assured. In the event that the Company were to enter into or acquire another business or venture, the Company would likely require significant new financing. In that event, the Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

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

          (B)   Form 8-K

          The Company did not file any reports on Form 8-K during the three months ending June 30, 2006.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato, President, Chairman, & CFO

Date: August 10, 2006