Form 10QSB
period 2006-09-30
BOYSTOYS COM INC
filed 2006-11-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of principal executive office)

(858) 729-0075 (Issuer's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_     No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes _X_ No ___

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2006 was 8,172,139 shares.

BoysToys.com, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A COMPANY THAT HAS BEEN IN BANKRUPTCY, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED TIME TO DEVOTE TO THE COMPANY'S BUSINESS AND VERY LIMITED RESOURCES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.	Financial Statements

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
BoysToys.com, Inc.

We have reviewed the accompanying consolidated statement of net assets in liquidation of BoysToys.com, Inc as of September 30, 2006, and the related statement of changes in net assets in liquidation for the nine-months ended September 30, 2006. These interim financial statements are the representation of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding .

As discussed in Note 5 to the financial statements, the company paid the expenses amounting to $87,875 as trustee related fees and distributed the remaining assets, $482,650 to debtors. As a result, the Company has no assets as of September 30, 2006.

/s/ Chang G. Park, CPA
CHANG G. PARK, CPA

November 9, 2006
Chula Vista, CA

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Net Assets in Liquidation

	As of September 30, 2006 (unaudited)	As of December 31, 2005 (audited)

ESTIMATED VALUES OF ASSETS OF THE COMPANY

Cash (restricted)	$0	$570,245

Total Estimated Assets	0	570,245

ESTIMATED LIABILITIES OF THE COMPANY

Convertible notes and related interest	0	545,245

Total Estimated Liabilities	0	545,245

ESTIMATED FUTURE ADMINISTRATIVE COSTS	0	25,000

NET ASSETS IN LIQUIDATION	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Net Assets in Liquidation

For the Nine-Months Ended September 30, 2006 (unaudited)		For the Year Ended December 31, 2005 (audited)

Accumulated deficit January 1, 2005	$0	$(3,102,814)

Adjust assets and liabilities to estimated fair value	0	3,131,791

Estimated net assets in liquidation, beginning	$0	28,977

Net loss from operations during liquidation	0	(3,977)

Change in estimate of:
Future administrative costs during liquidation period	0	(25,000)

Net Assets in Liquidation	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

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
AS OF SEPTEMBER 30, 2006

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

Estimated Values of Assets of the Company

The estimated assets of Boystoys.com, Inc. that are set forth in the September 30, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

Estimated Liabilities of the Company

The estimated liabilities of Boystoys.com, Inc. that are set forth in the September 30, 2006 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

Notes payable represent non-interest bearing amounts owed and are recorded at their estimated settlement amount.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at September 30, 2006. Actual results could differ from those estimates.

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Nine-Month Ended September 30, 2006

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2006, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2024. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

NOTE 5 - DISTRIBUTION OF ASSETS

During the quarter ended June 30, 2006, the company paid the expenses amounting to $ 87,875 as trustee, court and administrative fees and the remaining assets amounting to $482,650 were distributed to debtors in complete liquidation. As a result, the Company has no assets as of September 30, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 2005, a copy of which may be obtained by writing BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

Internet-Related Matters

          While the Company's name includes the ".com" moniker, the Company has no significant or material business activities involving the use of the internet.

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

Three Month Period Ended September 30, 2006 and September 30, 2005

          During the three months ending September 30, 2006 ("Third Quarter 2006"), the Company recorded no Sales Revenues. Similarly, during the three months ending September 30, 2005 ("Third Quarter 2004") the Company recorded no Sales Revenues. During the Third Quarter 2006 and Third Quarter 2005, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court. The Company had no cash or liquid resources as of September 30, 2006 and there was no prospect that it would acquire any such cash or liquid resources.

          As a result, during Third Quarter 2006 and Third Quarter 2005, the Company did not record any Cost of Sales, Gross Profit, or any General and Administrative Expense.

          The Company had a $0 Gross Profit in the Third Quarter 2006 and Third Quarter 2005 and Net Income and Net Income per share was, during both periods, $0.

Nine Month Periods Ended September 30, 2006 and September 30, 2005

          During the nine months ending September 30, 2006 (the "First Nine Months of 2006"), the Company recorded no Sales Revenues and no Sales Revenues during the nine months ending September 30, 2005 (the "First Nine Months of 2005"). The Company had no revenues during either of these periods since the Company had no operations, or business. The Company had no cash or liquid resources and there was no prospect that it would acquire any such cash or liquid resources.

          Similarly, the Company did not record any Cost of Sales, Gross Profit, Depreciation & Amortization, General Selling & Administrative Expense, or Other Income (or Expenses) during the First Nine Months of 2006 or during the First Nine Months of 2005. The Company has not paid any cash or other compensation to its President, Ralph M. Amato, for the period from September 1, 2002 through September 30, 2006.

          As a result, the Company recorded $0 in Net Income and $0 in Net Income per Share during both the First Nine Months of 2006 and the First Nine Months of 2005.

Liquidity and Capital Resources

          The Company currently has no liquid or other assets or no anticipated source of capital.

          The Company may, if circumstances allow, obtain one or more loans from its corporate officers, at least in the short term, to allow management to review and evaluate what actions should be taken. The Company has been dependent upon the Company's President, Ralph M. Amato, to take efforts to sustain the Company by completing filings and make arrangements for the preparation of necessary financial statements to ensure the Company's compliance with federal securities laws, including, but not limited to, the requirements imposed under Section 13(a) of the Securities Exchange Act of 1934 for the filing of this Form 10-QSB. However, there is no guarantee that the Company will continue to obtain or receive Mr. Amato's assistance to continue such arrangements. There can be no guarantee that such assistance will continue or that the Company will obtain any additional financing or assistance on reasonable terms in light of the Company's current circumstances.

          If the Company is to sustain itself as a corporate entity and meet its obligations under federal securities laws, the Company will likely need, at minimum, $7,000 to $15,000 annually or more. There can be no assurance that the Company will obtain any such financing.

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

3.  Subordinate to Existing and Future Debt & Preferred Stock.  All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock. As of November 12, 2006, the Company's Board of Directors designated 4,000,000 shares of the Company's preferred stock as Series A Preferred Stock and then issued 3,650,000 shares of Series A Preferred Stock on a private placement basis in exchange for certain shares of the Company's Common Stock.

4.  Limited Management Time & Limited Management.  The Company has only one corporate officer who is employed on a full time basis in other pursuits. The Company has no current ability to pay any cash salaries to its officer and, on this basis, the Company and its affairs may receive only limited attention from its one corporate officer. This could leave the Company with little or minimal assistance and oversight from its corporate officers and thus leave the Company unable to meet the challenges that it faces to survive as a corporate entity.

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

6.  Potential Dilution.  In the event that the Company obtains any new financing, it will likely result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution. Further, the Series A Preferred Stock currently issued further reduces the voting rights of the holders of the Company's Common Stock.

7.  Rule 144 Stock Sales.  As of December 31, 2005, the Company had approximately 7,172,139 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

          The Company is not aware of any new legal proceedings initiated during 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On November 12, 2006, the Company's Board of Directors approved the designation of 4,000,000 shares of the Company's Preferred Stock to be designated as Series A Preferred Stock. The action was taken by the Board under the authority granted it in the Company's Certificate of Incorporation which gives the Board the right to designate one or more series of Preferred Stock with such rights and privileges as the Board determines. On the same date and as a part of the same resolutions, the Board issued 3,500,000 shares of the Series A Preferred Stock to the Company's President, Ralph M. Amato in exchange for 1,249,669 shares of the Company's Common Stock held by him. In addition, 150,000 shares of the Series A Preferred Stock were also issued to acquire 150,000 shares of the Company's Common Stock held by another stockholder.

          In general, the Series A Preferred Stock has the following rights and privileges: (i) each share of the Series A Preferred Stock has the right to two votes per share and to vote with the Company's common stockholders on any matter presented before them; (ii) each share of the Series A Preferred Stock has the right to convert into 20 shares of the Company's Common Stock at any time (subject to the Company having a sufficient number of authorized but unissued shares of Common Stock available for conversion); and (iii) the number of shares of the Company's Common Stock that are to be issued upon conversion of the Series A Preferred Stock are not to be reduced or increased by reason of any forward or reverse stock split or other recapitalization. The Series A Preferred Stock is not redeemable by the Company and no sinking fund or special dividend rights were accorded the Series A Preferred Stock. In the event that the Company's Board of Directors declares any dividends, the holders of the Series A Preferred Stock have the same rights and privileges and are entitled to share ratably with the holders of the Company's Common Stock in any such dividend.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

Item 5.	Other Information

          The following events are hereby reported in lieu of the Company filing a Form 8-K pursuant to the disclosure and reporting instructions for this Form 10-QSB:
(a)	Item 3.02 of Form 8-K

          As described in Item 2 above, on November 12, 2006, the Company's Board of Directors approved the designation of 4,000,000 shares of the Company's authorized 8,000,000 shares of preferred stock (par value $0.01) as Series A Preferred Stock and thereafter approved the issuance of 3,650,000 shares of Series A Preferred Stock.

          On the same date and as a part of the same resolutions, the Board issued 3,500,000 shares of the Series A Preferred Stock to the Company's President, Ralph M. Amato in exchange for 1,249,669 shares of the Company's Common Stock held by him. In addition, 150,000 shares of the Series A Preferred Stock were also issued to acquire 150,000 shares of the Company's Common Stock held by another stockholder.

          The Series A Preferred Stock has the following rights and privileges: (i) each share of the Series A Preferred Stock has the right to two votes per share and to vote with the Company's common stockholders on any matter presented before them; (ii) each share of the Series A Preferred Stock has the right to convert into 20 shares of the Company's Common Stock at any time (subject to the Company having a sufficient number of authorized but unissued shares of Common Stock available for conversion); and (iii) the number of shares of the Company's Common Stock that are to be issued upon conversion of the Series A Preferred Stock are not to be reduced or increased by reason of any forward or reverse stock split or other recapitalization. The Series A Preferred Stock is not redeemable by the Company and no sinking fund or special dividend rights were accorded the Series A Preferred Stock. In the event that the Company's Board of Directors declares any dividends, the holders of the Series A Preferred Stock have the same rights and privileges and are entitled to share ratably with the holders of the Company's Common Stock in any such dividend.

          All of the shares of the Series A Preferred Stock were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 on the basis that: (1) each person who received the Series A Preferred Stock was sophisticated sufficient to allow them to fend for themselves in making investment and securities decisions; (2) each had full and unlimited access to the Company's books and records; (3) each person had a full and unconditional opportunity to ask questions of management and receive answers top said questions; (4) each person received disclosures regarding the Company and its affairs equivalent to that which would otherwise be found in a registration statement; and (5) the transactions were not undertaken as a result of any general solicitation and all certificates were issued with a restricted securities legend.

(b)	Item 5.01 Changes in Control of Registrant

          As stated above, 3,500,000 shares of the Company's Series A Preferred Stock were issued to the Company's President, Ralph M. Amato, as compensation for his services to the Company for the period from September 1, 2002 through November 1, 2006. Each share of the Series A Preferred Stock has the right to two votes per share and the right to vote with all of the other stockholders of the Company, including the holders of the Company's Common Stock. As a result of this transaction alone, Mr. Amato has the right to 7,000,000 votes and thereby is able to control the Company's affairs.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

          The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference herein:

3.0	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
3.6	Articles of Incorporation of RMA of San Francisco, Inc.
3.7	By-Laws of RMA of San Francisco, Inc.
4.1	Specimen of Common Stock Certificate

10.0	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Cafe, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)
23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster

(b)	Reports on Form 8-K

          No reports were filed during the quarter ended September 30, 2006.

          Exhibits attached to this Form 10-QSB:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Officer, and Chief Financial Officer

Date: November 13, 2006