Form 10QSB/A
period 2006-09-30
BOYSTOYS COM INC
filed 2006-11-17
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

(619) 895-6900 (Issuer's telephone number, including area code)

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

Note: This is Amendment No. 1 to the Form 10-QSB filed by the Company for the Third Quarter ending September 30, 2006

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

          The Company's management consists of one officer who is also a director of the Company. This officer and director has not been able to devote full time to the Company and its management. As a result, the Company's ability to sustain itself and continue to meet its obligations under Delaware law and federal securities laws that impose burdens and costs on Companies that have securities registered under Section 12(g) of the Securities and Exchange Act of 1934 can not be assured. At the present time the Company's management has not undertaken any evaluation of any other proposed business involving the Company and there can be no assurance that the Company will ever conduct any such evaluation or enter any such business.

          The Company currently has no financial resources and no existing plan to acquire any financing from any source. The Company's very existence has been dependent upon Mr. Amato, the Company's officer and director. There can be no assurance that the Company can continue to rely upon Mr. Amato for financial assistance or that the Company will develop any new financial or business plan. In the event that the Company undertakes any such evaluation and assuming that the uncertainties any issues that faced the Company in Bankruptcy Court do not arise again, the Company will not likely restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of any such proposed business under this caption and throughout this Form 10-QSB is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Three Month Period Ended September 30, 2006 and September 30, 2005

          During the three months ending September 30, 2006 ("Third Quarter 2006"), the Company recorded no Sales Revenues. Similarly, during the three months ending September 30, 2005 ("Third Quarter 2005") the Company recorded no Sales Revenues. During the Third Quarter 2006 and Third Quarter 2005, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court. The Company had no cash or liquid resources as of September 30, 2006 and there was no prospect that it would acquire any such cash or liquid resources.

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

          Similarly, the Company did not record any Cost of Sales, Gross Profit, Depreciation & Amortization, General Selling & Administrative Expense, or Other Income (or Expenses) during the First Nine Months of 2006 or during the First Nine Months of 2005. The Company has not paid any cash or other compensation to its President, Ralph M. Amato, for the period from September 1, 2002 through September 30, 2006 or to any other officer or Director.

          As a result, the Company recorded $0 in Net Income and $0 in Net Income per Share during both the First Nine Months of 2006 and the First Nine Months of 2005.

Liquidity and Capital Resources

          The Company currently has no liquid or other assets or no anticipated source of capital.

          The Company may, if circumstances allow, obtain one or more loans from a corporate officers, at least in the short term, to allow management to review and evaluate what actions should be taken. The Company has been dependent upon the Company's President, Ralph M. Amato, to take efforts to sustain the Company by completing filings and make arrangements for the preparation of necessary financial statements to ensure the Company's compliance with federal securities laws, including, but not limited to, the requirements imposed under Section 13(a) of the Securities Exchange Act of 1934 for the filing of this Form 10-QSB. However, there is no guarantee that the Company will continue to obtain or receive Mr. Amato's assistance to continue such arrangements. There can be no guarantee that such assistance will continue or that the Company will obtain any additional financing or assistance on reasonable terms in light of the Company's current circumstances.

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

3.  Subordinate to Existing and Future Debt & Preferred Stock.  All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock. As of November 12, 2006, the Company's Board of Directors designated 4,000,000 shares of the Company's preferred stock as Series A Preferred Stock and then issued 3,650,000 shares of Series A Preferred Stock on a private placement basis in exchange for certain shares of the Company's Common Stock. The Series A Preferred Stock has the right to two votes per share and each share has the right to convert into 20 shares of the Company's common stock at any time (subject to the Company having a sufficient number of authorized but unissued shares of Common Stock available for conversion).

4.  Limited Management Time & Limited Management.  The Company has only one corporate officer who is employed on a full time basis in other pursuits. The Company has no current ability to pay any cash salaries and, on this basis, the Company and its affairs may receive only limited attention from its one corporate officer. This could leave the Company with little or minimal assistance and oversight from its corporate officers and thus leave the Company unable to meet the challenges that it faces to survive as a corporate entity.

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

(b)	Item 5.01 Changes in Control of Registrant

          As stated above, 3,500,000 shares of the Company's Series A Preferred Stock were issued to the Company's President, Ralph M. Amato, in exchange for 1,249,669 shares of the Company's Common Stock held by him. In addition, 150,000 shares of the Series A Preferred Stock were also issued to acquire 150,000 shares of the Company's Common Stock held by another stockholder. As a result, a total of 3,650,000 shares of the Series A Preferred Stock have been issued in exchange for certain shares of the Company's Common Stock.

          Each share of the Series A Preferred Stock has the right to two votes per share and the right to vote with all of the other stockholders of the Company, including the holders of the Company's Common Stock. As a result of this transaction alone, Mr. Amato has the right to 7,000,000 votes and thereby is able to control the Company's affairs. In addition, each share of the Series A Preferred Stock has the right to convert into 20 shares of the Company's Common Stock at any time (subject to the Company having a sufficient number of authorized but unissued shares of Common Stock available for conversion).

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

Date: November 16, 2006