Form 10KSB
period 2006-12-31
BOYSTOYS COM INC
filed 2007-03-30
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class Common Stock (par value $0.001)	Name of Exchange On Which Registered

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

     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801 as of December 31, 2006. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on March 15, 2006.

     This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2006 was 8,172,139.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 15, 2004: 8,172,139.

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

--------------------------------------------------------------------------

1. Order of Bankruptcy Court - Dissolution & Liquidation of Company. On October 6, 2002, the United States Bankruptcy Court for the Northern District of California ordered the dissolution and liquidation of the Company and its assets. This followed a prior order of the Court on September 12, 2002, wherein all of the Company's assets and operations were ordered transferred. On December 31, 2006, the Company had no "Cash" on its balance sheet.

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

3. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, the Company has no assets, business or operations. The Company is a mere "public shell" and is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. In the event that the Company were to enter into or acquire another business or venture, the Company would likely require significant new financing. In that event, the Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

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

--------------------------------------------------------------------------

5. Subordinate to Existing and Future Debt & Existing Series A Preferred Stock. All of the Company's Common Stock is subordinate to the claims of the Company's existing and future creditors. The Company's Board of Directors also approved the issuance of 3,500,000 shares of the Company's Series A Preferred Stock to Ralph M. Amato. Each share of the Series A Preferred Stock has two votes per share and the right to convert into 20 shares of the Company's common stock (subject to the Company having a sufficient number of authorized but unissued common shares available for conversion).

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

8. Control by Ralph M. Amato. Mr. Amato, the Company's founder and sole officer and director, is the holder of 3,500,000 shares of the Company's Series A Preferred Stock. Each share of the Series A Preferred Stock has the right to two votes per share (or 7,000,000 votes) and the right to convert into 20 shares of the Company's common stock (subject to availability). In light of the shares held by Mr. Amato, Mr. Amato is in a position to control the Company and any holder of the Company's common stock likely will have little or no influence or control over the Company or its affairs.

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

10. Rule 144 Stock Sales. As of December 31, 2006, the Company had 1,520,437 shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

--------------------------------------------------------------------------

11. One Director, Absence of Audit Committee & Independent Directors. The Company has only one Director and one officer: Ralph M. Amato. Although the Company believes that its Director is able to undertake and fulfill their obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company's circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

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

     The Company was not a party to any legal proceedings during 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company has not held any meeting of the Company's shareholders in 2006 and no action of the Company's shareholders was taken in 2006.

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

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2006 and 2005. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2006, the Company had two market makers.

2006	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.01
4th Quarter	$ 0.01	$ 0.01

2005
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

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

     The number of shareholders of record of Common Stock on December 31, 2006 was approximately 769.

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

Fiscal 2005 vs. Fiscal 2006

     During the twelve months ending December 31, 2006 ("Fiscal 2006"), our Revenues were $0 which compares to our Revenues of $0 for the twelve month period ending December 31, 2005 ("Fiscal 2005"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2006 was $0 compared to Fiscal 2005 when Cost of Sales was $0. The absence of any Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

     The Company recorded $0 in General and Administrative Expenses in Fiscal 2006 compared to $0 in General and Administrative Expenses in Fiscal 2005. These expenses were primarily composed of: rental and utility expenses incurred for the Club; office and management expenses; and accounting, legal, and other general and administrative expenses.

     During both Fiscal 2006 and Fiscal 2005, the Company had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

     The Company also recorded a Net Loss of $0 during 2006.

     The number of shares of the Company's common stock did not change during the period from 2006 through 2005, the Company recorded a Net Loss per share of $0.00 in Fiscal 2006 compared to a Net Loss per share of $0.00 per share in Fiscal 2005.

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

Liquidity and Capital Resources

     As of December 31, 2006 the Company had Total Current Liabilities of $0 compared to $0 as of December 31, 2005.

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

     As a result, after December 31, 2006, the Company had no assets.

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

     Mr. Amato may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

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

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2006 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none
Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1)Also beneficial owner of more than 10% of equity securities of Registrant.

(2)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2006, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------

Item 10. Executive Compensation

Compensation Discussion and Analysis

     During 2006, the Company did not pay or compensate the Company's officers or directors.

     Due to the lack of cash resources, the Company did not have the funds to pay any of its officers or directors any cash compensation. In fact, the Company was dependent upon Ralph M. Amato for financial assistance to allow the Company to maintain its mere existence.

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2004 2005 2006	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Former Secretary and Director	2004 2005 2006	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:

*  No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

(1)  No stock options were issued or granted in 2006.

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

--------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 10, 2007.

Name of Stockholder	Series A Preferred Stk. Held	No. of Votes (1)	Percentage of Total Votes Outstanding (1)

Ralph M. Amato, President, CEO, Treasurer, Chairman	3,500,000 Shares	7,000,000	50.28%

Explanatory Footnote:

(1) The amount shown as "Number of Votes" shows the number of votes held by Ralph M. Amato on the 3,500,000 shares of the Series A Preferred Stock acquired by him upon the exchange of the common shares previously held by him. The "Number of Votes" shown does not include the number of votes which would accrue to him upon conversion of the 3,500,000 shares of the Series A Preferred Stock into 70,000,000 shares of the Company's Common Stock (if said shares were converted into common stock and there existed a suifficient number of authorized but unissued common shares).

     As the Company previously reported, on November 12, 2006, the Company's Board of Directors approved the designation of 4,000,000 shares of the Company's authorized 8,000,000 shares of preferred stock (par value $0.01) as Series A Preferred Stock and thereafter approved the issuance of 3,650,000 shares of Series A Preferred Stock.

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

     In the event that Mr. Amato were able to convert the 3,500,000 shares of the Series A Preferred Stock held by him into the Company's Common Stock, he would hold 70,0000,000 common shares together with the 70,000,000 voting rights attached to said common shares.

--------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2006 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)1 (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

Footnote:
1. The Company did not have any outstanding exercisable stock options as of December 31, 2006.

Stock Options

     The Company did not grant or issue any stock options in 2004, 2005, or 2006. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 12. Certain Relationships and Related Transactions.

     None.

--------------------------------------------------------------------------

Item 13. Exhibits and Reports on Form 8-K

     (a)  The Company filed the following Reports on Form 8-K during the year ending December 31, 2006:

Form 8-K (Item 4.01) filed on August 6, 2006

     (b)  The Company hereby files the following Exhibits with this Annual Report:

31.1.	Certification
31.2	Certification

32.1	Certification
32.2	Certification

     (b)  The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Pannell Kerr Forster
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1.	Certification
31.2	Certification

32.1	Certification
32.2	Certification

--------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: March 30, 2007
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: March 30, 2007
Ralph M. Amato Chairman

--------------------------------------------------------------------------

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203t Fort Lee t NJ 07024
794 Broadway t Chula Vista t CA t 91910
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statement of net assets in liquidation of BoysToys.com, Inc. as of December 31, 2006, and the related consolidated statement of changes in net assets in liquidation for the period from January 1, 2006 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits. The financial statements of BoysToys.com, Inc. as of December 31, 2005, were audited by other auditors whose report dated March 31, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and 6 to the consolidated financial statements, the Company filed for bankruptcy protection on May 8, 2001 and the court ordered a Chapter 7 dissolution on October 2, 2002. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2004 from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Boystoys.com, Inc. as of December 31, 2006 and the changes in net assets in liquidation for the period from January 1, 2006 to December 31, 2006 in conformity with generally accepted accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

____________________________
Stan J.H. Lee, CPA
Chula Vista, CA

March 28, 2006

- F 1 -
--------------------------------------------------------------------------

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Net Assets in Liquidation

As of December 31,

2006		2005

ESTIMATED VALUES OF ASSETS OF THE COMPANY

Cash (restricted)	$0	$570,245

Total Estimated Assets	$0	570,245

ESTIMATED LIABILITIES OF THE COMPANY

Convertible notes and related interest	0	545,245

Total Estimated Liabilities	$0	545,245

ESTIMATED FUTURE ADMINISTRATIVE COSTS	0	25,000

Net Assets in Liquidation	$0	$-

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Net Assets in Liquidation

For the Year Ended December 31,

2006		2005

Accumulated deficit	$0	$(3,102,814)

Adjust assets and liabilities to estimated fair value	0	3,131,791

Estimated net assets in liquidation, beginning	$0	28,977

Net loss from operations during liquidation	0	(3,977)

Change in estimate of:
Future administrative costs during liquidation period	0	(25,000)

Net Assets in Liquidation	$0	$0

See Notes to Consolidated Financial Statements

- F 3 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

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

- F 4 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

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

- F 5 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

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

B GOING CONCERN BASIS OF ACCOUNTING

Financial Instruments

The carrying amounts reported in the balance sheets for cash and convertible notes and related interest approximate fair value due to the immediate short-term maturity of these financial instruments. Currently cash is restricted because the trustee of the bankruptcy court controls it. It is earmarked for payment of the remaining outstanding notes payable.

The fair value of the Company's convertible debt approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

- F 6 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

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
As of December 31, 2006 and 2005

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

	For the Year Ended December 31, 2006

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2006, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

- F 8 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

NOTE 4 - NOTES PAYABLE - CONVERTIBLE DEBT

Notes payable as of December 31, 2006, consist of the following:

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

- 0 -

TOTALS	$ 1,818,111

Estimated Liabilites of the Company	$ 545,245

The Company filed for bankruptcy protection, as discussed in Note 6, and this had a significant effect on the repayments of notes payable. Interest accruals ceased as of the filing date.

- F 9 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

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

Conversion of common to preferred Shares

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

- F 10 -
--------------------------------------------------------------------------

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005

NOTE 7 - DISTRIBUTION OF ASSETS

During the quarter ended June 30, 2006, the company paid the expenses amounting to $ 87,875 as trustee, court and administrative fees and the remaining assets amounting to $482,650 were distributed to debtors in complete liquidation. As a result, the Company has no assets as of December 31, 2006.

NOTE 8 - GOING CONCERN (2004)

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

NOTE 10. SUBSEQUENT EVENTS

There is no subsequent event to be disclosable.

- F 11 -
--------------------------------------------------------------------------