Form 10QSB
period 2007-03-31
BOYSTOYS COM INC
filed 2007-05-15
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarter Ending March 31, 2007 Commission File No. 000-28684

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

Common Stock Outstanding at March 31, 2007 6,772,470 Shares at $0.001 Par Value Common

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 31, 2007: 6,772,470.

BOYSTOYS.COM, INC.

PART I - FINANCIAL INFORMATION

PART I

THE COMPANY HAS AS OF MAY 2, 2007 ERMERGED FROM BANKRUPTCY AND THERE IS LITTLE BASIS TO BELIEVE THAT IT WILL CONTINUE AS A VIABLE BUSINESS ENTITY. THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND EXTERNAL TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHERS, LEGAL AND BUSINESS CHANGES THAT MAY LIMIT THE COMPANY OR ADVERSELY IMPACT THE ABILITY OF THE COMPANY TO REMAIN A VIABLE CORPORATION AND THE LACK OF ANY FULL-TIME MANAGEMENT. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203t Fort Lee t NJ 07024
794 Broadway t Chula Vista t CA t 91910
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated statement of net assets in liquidation of BoysToys.com, Inc as of March 31, 2007, and the related statement of changes in net assets in liquidation for the three-months ended March 31, 2007. These interim financial statements are the representation of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

As discussed in Note 5 to the financial statements, the company paid the expenses amounting to $87,875 as trustee related fees and distributed the remaining assets, $482,650 to debtors. As a result, the Company has no assets as of March 31, 2007.

/s/ Stan J.H. Lee, CPA

____________________________
Stan J.H. Lee, CPA
Chula Vista, CA

May 4, 2007

Registered with the Public Company Accounting Oversight Board

Item 1. Financial Statements

BOYSTOYS.COM. INC. AND SUBSIDIARY
Consolidated Statement of Net Assets in Liquidation

	As of March 31, 2007 (unaudited)	As of December 31, 2006 (audited)

ESTIMATED VALUES OF ASSETS OF THE COMPANY

Cash (restricted)	$0	$0

Total Estimated Assets	0	0

ESTIMATED LIABILITIES OF THE COMPANY

Convertible notes and related interest	0	0

Total Estimated Liabilities	0	0

ESTIMATED FUTURE ADMINISTRATIVE COSTS	0	0

NET ASSETS IN LIQUIDATION	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC. AND SUBSIDIARY
Consolidated Statement of Changes in Net Assets in Liquidation

For the Three Months Ended March 31, 2007 (unaudited)		For the Year Ended December 31, 2006 (audited)

Accumulated deficit	$0	$0

Adjust assets and liabilities to estimated fair value	0	0

Estimated net assets in liquidation, beginning	$0	0

Net loss from operations during liquidation	0	0

Change in estimate of:
Future administrative costs during liquidation period	0	0

Net Assets in Liquidation	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution (See Note 4 and 5)

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Estimated Values of Assets of the Company

The estimated assets of Boystoys.com, Inc. that are set forth in the March 31, 2007 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

Cash and cash equivalents are stated at fair value. Generally, cash balances held in financial institutions may be in excess of federally insured amounts.

Estimated Liabilities of the Company

The estimated liabilities of Boystoys.com, Inc. that are set forth in the March 31, 2007 "Consolidated Statements of Net Assets in Liquidation" have been presented on the following basis:

Notes payable represent non-interest bearing amounts owed and are recorded at their estimated settlement amount.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at March 31, 2007. Actual results could differ from those estimates.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Three-Months Ended March 31, 2007

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -
Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)
Net deferred tax assets	$	- 0 -

As of March 31, 2007, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $6,300,000, which expire through 2024. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

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

NOTE 5 - DISTRIBUTION OF ASSETS

During the quarter ended June 30, 2006, the company paid the expenses amounting to $ 87,875 as trustee, court and administrative fees and the remaining assets amounting to $482,650 were distributed to debtors in complete liquidation. As a result, the Company has no assets as of March 31, 2007.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

NOTE 6 - Conversion of Common Stock to Preferred Stock

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

          This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2006, a copy of which may be obtained by writing BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

          On October 6, 2002, the United States Bankruptcy Court entered an order for a Chapter 7 dissolution. Currently, the Company has no material assets and no operations or business of any kind and there is little or no likelihood that the Company will ever have any material assets, operations or business. On May 2, 2007, the U.S. Bankruptcy Court for the Northern District of California issued a Final Decree and closed the Company's bankruptcy.

Results of Operations

First Quarter 2007 vs. First Quarter 2006

          During the first three months ending March 31, 2007 ("First Quarter 2007"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the first three months ending March 31, 2006 ("First Quarter 2006"), the Company recorded no sales revenues.

          The Company did not record any Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Quarter 2007 or during the First Quarter 2006. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

          The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

          As a result, the Company recorded no Net Income during both First Quarter 2007 and during First Quarter 2006.

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

          The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2007 or First Quarter 2006.

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

          Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current financial condition. On May 2, 2007, the United States Bankruptcy Court for the Northern District of California issued a Final Decree which closed the Company's status under Chapter 7 of the U.S. Bankruptcy Code.

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

2.  Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing.  Currently, the Company has no significant assets, business or operations. The Company is a mere "public shell" and is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. In the event that the Company were to enter into or acquire another business or venture, the Company would likely require significant new financing. In that event, the Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

3.  Continuing Significant Uncertainties & Prior Bankruptcy.  The Company remains subject to continuing uncertainties and there can be no assurance the Company will survive as a public company or otherwise meet its obligations to allow it to remain as a corporate entity.

4.  Subordinate to Existing and Future Debt & Preferred Stock.  All of the Company's Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's Series A Preferred Stock and authorized but unissued preferred stock.

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

6.  Control by Officer/Director.  The Company's sole officer/director, Ralph M. Amato effectively controls the Company through his ownership of 3,500,000 shares of the Company's Series A Preferred Stock. As a result, any holder of the Company's common stock has no meaningful ability to control or influence the Company's future prospects.

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

8.  Potential Dilution.  In the event that the Company's Board of Directors takes any future actions in acquiring another business venture or in addressing the Company's obligations to its creditors will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. Further, in the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders.

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

          None.

Item 2.  Changes in Securities

          Not applicable.

          (c)  Issuances of Equity Securities

          None.

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          On May 10, 2007, the Company was informed that on May 2, 2007 the U.S. Bankruptcy Court for the Northern District of California had executed the final decree closing the Company's Chapter 7 Bankruptcy case. With the issuance of the final decree by the U.S. Bankruptcy Court, the Company is no longer subject to the oversight of the U.S. Bankruptcy Court.

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

          (B)  Form 8-K

          The Company filed Form 8-K on March 29, 2007 regarding a change in its independent accountants.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato, President, Chairman, & CFO

Date: May 14, 2007