Form 10KSB/A
period 2006-12-31
BOYSTOYS COM INC
filed 2007-07-11
CIK 931799

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

     The aggregate market value of the voting stock held by non-affiliates (6,380,139 shares of Common Stock) was $63,801 as of December 31, 2006. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on March 15, 2006. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2006 was 6,772,470.

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

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

--------------------------------------------------------------------------

BOYSTOYS.COM, INC.

--------------------------------------------------------------------------

EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to the previously filed Form 10-KSB to properly reflect the date of the independent auditor's opinion is March 30, 2007. The prior Form 10-KSB incorrectly stated that the date was March 30, 2006. In addition, this Amendment No. 1 also properly reflects the action of November 12, 2006 of the Company's Board of Directors wherein an aggregate of 1,399,669 shares of the Company's Common stock were acquired in exchange for 3,650,000 shares of the Company's Series A Preferred Stock. The transaction and the effect of the latter is described elsewhere in this Amendment No. 1.

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

     On November 12, 2006, the Company's Board of Directors approved the designation of up to 4,000,000 shares of the Company's preferred stock (par value $0.01) as Series A Preferred Stock and thereafter approved the issuance of 3,650,000 shares of the Series A Preferred Stock to acquire an aggregate of 1,399,669 shares of the Company's Common Stock. Of this latter amount, 1,249,669 shares were acquired from the Company's President, Ralph M. Amato and 150,000 shares were acquired from another shareholder. (See Item 11 and Item 12 below.)

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

--------------------------------------------------------------------------

5. Subordinate to Existing and Future Debt and Series A Preferred Stock and Control of Mr. Amato. All of the Company's Common Stock is subordinate to the claims of the Company's existing and future creditors. The Company's Board of Directors also approved the issuance of 3,500,000 shares of the Company's Series A Preferred Stock to Ralph M. Amato. Each share of the Series A Preferred Stock has two votes per share and the right to convert into 20 shares of the Company's common stock (subject to the Company having a sufficient number of authorized but unissued common shares available for conversion). As a result and because Mr. Amato is the sole officer and director of the Company, Mr. Amato is able to effectively control the Company's affairs and any holder of the Company's common stock has meaningful ability to ability to influence or control the Company.

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

8. Control by Ralph M. Amato. Mr. Amato, the Company's founder and sole officer and director, is the holder of 3,500,000 shares of the Company's Series A Preferred Stock. Each share of the Series A Preferred Stock has the right to two votes per share (or 7,000,000 votes) and the right to convert into 20 shares of the Company's common stock (subject to availability). In light of the shares held by Mr. Amato, and because Mr. Amato is the Company's sole officer and director, Mr. Amato is in a position to control the Company and any holder of the Company's common stock likely will have little or no influence or control over the Company or its affairs.

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

2006
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

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	56	President, Chairman, & Chief Financial Officer	12/06/93

     Mr. Amato may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     Ralph M. Amato, age 56, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of California Merchant Group, an investment banking firm located in La Jolla, California ("CMG"). CMG specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and Mexico. From 1990 to 1992, Mr. Amato was a management consultant to Big Bob's Sports Collectibles, a Milford Connecticut-based sports memorabilia distributor. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

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

--------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2006 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0	- -
Michael L. Potter, Esq.	0	0%	$0	-

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

Item 14. Principal Accountant Fees and Services

Audit Fees

     The anticipated aggregate fees to Stan J. H. Lee CPA, for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006 are $3,000 and the professional fees to Armando C. Ibarra, C.P.A., for the review of the Company's financial statements for the First Quarter ending March 31, 2006 was $1,000 and the professional fees paid to Chang G. Park C.P.A. for the Second Quarter ending June 30, 2006 and the Third Quarter ending September 30, 2006 were $1,200. No audit-related fees for assurance and related services were billed by or paid to any of the above accounting firms in 2005 or in 2006.

Tax Fees

     An aggregate of $0 was spent for Tax Fees (as defined in Item 14(3) of Form 10-KSB of the Securities and Exchange Commission) during the last two fiscal years ended December 31, 2006.

Other Fees

     No other fees for audit-related services or products were billed by or paid to any of our independent accountants in 2005 or in 2006.

Audit Committee Charter

     The Company intends to establish an Audit Committee of the Company's Board of Directors and thereby to establish a Charter for the Audit Committee. For the year ending December 31, 2006 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

     Since the Company did not establish an Audit Committee for the year ending December 31, 2006, no Audit Committee Report for that period is available.

--------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: July 9, 2007
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: July 9, 2007
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

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
Chula Vista, CA

March 30, 2007

Registered with the Public Company Accounting Oversight Board

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

See Notes to Consolidated Financial Statements

- F 2 -
--------------------------------------------------------------------------

BOYSTOYS.COM. INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Net Assets in Liquidation

For the Year Ended December 31,

2006		2005

Accumulated deficit	$0	$(3,102,814)

Adjust assets and liabilities to estimated fair value	0	3,131,791

Estimated net assets in liquidation	$0	28,977

Net loss from operations during liquidation	0	(3,977)

Change in estimate of:
Future administrative costs during liquidation period	0	(25,000)

Net Assets in Liquidation	$0	$0

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