Form 10QSB
period 2007-06-30
BOYSTOYS COM INC
filed 2007-08-17
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ending June 30, 2007

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

_________________________________________________ (Former name, former address, and former fiscal year, if changed since last report)

Common Stock Outstanding at June 30, 2007 6,772,470 Shares at $0.001 Par Value Common

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

Yes X NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of June 30, 2007:  6,772,470.

BoysToys.com, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	F-1
	June 30, 2007 (unaudited) and December 31, 2006
	Consolidated Statements of Operations (unaudited)	F-2
	Three Months Ended June 30, 2007 (unaudited) and Three Months Ended June 30, 2006 (unaudited)
	Consolidated Statements of Cash Flows (unaudited)	F-3
	Three Months Ended June 30, 2007 and June 30, 2006
	Notes to Consolidated Financial Statements (unaudited)	F-4
Item 1A.	Factors That May Affect Future Results	14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

THE COMPANY HAS AS OF MAY 2, 2007 EMERGED FROM BANKRUPTCY AND THERE IS LITTLE BASIS TO BELIEVE THAT IT WILL CONTINUE AS A VIABLE BUSINESS ENTITY. THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND EXTERNAL TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHERS, LEGAL AND BUSINESS CHANGES THAT MAY LIMIT THE COMPANY OR ADVERSELY IMPACT THE ABILITY OF THE COMPANY TO REMAIN A VIABLE CORPORATION AND THE LACK OF ANY FULL-TIME MANAGEMENT. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.	Financial Statements

BOYSTOYS.COM, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31 , 2006

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000
authorized; 3,650,000 issued and outstanding.)	0	0
Common Stock, $.01 par value ( 20,000,000
shares authorized; issued and outstanding: 6,772,470
as of June 30, 2007 and December 31, 2006)	6,772	6,772
Additional Paid-in-Capital	9,535,158	9,535,158
Deficit Accumulated During Development Stage	(9,541,930)	(9,541,930)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements
F 1

BOYSTOYS.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended			For the Three Months Ended

	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006

Revenues	$0		$0	$0	$0
Cost of Sales	0		0	0	0

Gross Profit	0		0	0	0

Depreciation & Amortization	0		0	0	0
General & Administrative Expenses	0		0	0	0

Total General & Administrative Expenses	0		0	0	0

Operating Income (Loss)	0		0	0	0

Other Income (Expenses)
Interest Income	0		0	0	0
Loss on Sale of Assets	0		0	0	0
Settlement of Outstanding Notes Payable	1,346,420		0	0	0
Write-off of Investment in Fine Art	0		0	0	0

Total Other Income (Expenses)	1,346,420		0	0	0

Deficit Before Income Taxes	1,346,420		0	0	0

Provision for Income Taxes	0		0	0	0

Net Income (Loss)	$1,346,420		$0	$1,346,420	$0

Net income (loss) per share	$0.20		$0.00	$0.20	$0.00

Weighted average shares used
for net income (loss) per share	6,772,470	#	8,172,139	6,772,470	8,172,139

Net income (loss) per diluted share	$0.20		$0.00	$0.20	$0.00

Weighted average shares used
for net income (loss) per diluted share	6,772,470		8,172,139	6,772,470	8,172,139

(1) As of the date of confirmation of a cofnirmed plan of reorganization on May 2, 2007, debtors holding an aggregate of $1,818,111 in convertible notes agreed to a one-time cash settlemtn of $471,691, representing one-time non-cash income of $1,346,420.

See Notes to Consolidated Financial Statements
F 2

BOYSTOYS.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended

	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities:
Net Income (Loss)	$1,346,420.00	$0.00
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	1,346,420.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

	1,346,420.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$1,346,420.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

See Notes to Consolidated Financial Statements
F 3

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution (See Note 5).

On May 2, 2007 the Company emerged from Chapter 7 bankruptcy (See Note 5)

F 4

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. LIQUIDATION BASIS OF ACCOUNTING TO GOING CONCERN ACCOUNTING

As a result of the bankruptcy the Company adopted liquidation of basis of accounting effective January 1, 2005 until first quarter ended March 31, 2007.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements

Effective second quarter ended June 30, 2007, Company adopted going-concern basis accounting when the Company emerged from Bankruptcy during its quarter.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at June 30, 2007 Actual results could differ from those estimates.

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

F 5

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

F 6

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Quarter Ended June 30, 2007

Deferred tax assets:

Net operating loss carry-forwards		$9,350,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(9,350,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2007, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 9,535,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

The Company filed for bankruptcy protection, as discussed in Note 5. The Company emerged from Chapter 7 bankruptcy on May 2, 2007. All liabilities and outstanding notes were settled for $1,502,294 cash payment. Of this amount $471,072 was paid to settle all of the outstanding notes of the Company. As a result, the Company recognized $1,346,420 as income, which is difference between the outstanding value of the notes, and the settled amount for the notes.

NOTE 4 - SHAREHOLDERS' EQUITY

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

F 7

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

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

F 8

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

NOTE 5 - BANKRUPTCY

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

The assets were transferred to a third party for approximately $1,502,294. As part of this transaction three of the Company's creditors, with claims totaling approximately $1,350,000, agreed to waive immediate payment of their claim and made payment arrangements with the buyer. A portion of the remaining funds was used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not being determinable at this time. It is possible that these claims will not completely satisfy through this process and that the Company will have some remaining liabilities.

This has, in all practical terms, dissolved RMA of San Francisco and left the Company without an operating business. The Company has begun a search for other ventures.

The Company emerged from Chapter 7 bankruptcy on May 2, 2007.

NOTE 6 - SETTLEMENT OF ASSETS

As of the date of confirmation of a confirmed plan of reorganization on May 2, 2007, debtors holding an aggregate of $1,818,111 in convertible notes agreed to a one-time cash settlement of $471,691, representing one-time non-cash income of $1,346,420

NOTE 7 - DISTRIBUTION OF ASSETS

During the quarter ended June 30, 2007, the company paid expenses to the court appointed Trustee, court and administrative fees and the remaining assets amounting to $482,650 were distributed in the previous quarter to debtors in complete liquidation. As a result, the Company has no assets as of June 30, 2007.

NOTE 8. SUBSEQUENT EVENTS

There is no subsequent event to be disclosed.

F 9

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

This Form 10-QSB is being filed in accordance with the requirements imposed on the Company under the Securities Exchange Act of 1934. It is also being filed out of loyalty to the stockholders, vendors, suppliers, and others who supported us in past years and in recognition of our obligations under the Securities Exchange Act of 1934.

There can be no guarantee that we will continue to file this and other similar reports in the future or that we will continue to remain in existence as a corporate entity since we have no material assets or other financial resources.

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

Results of Operations

Second Quarter 2007 vs. Second Quarter 2006

During the three months ending June 30, 2007 ("Second Quarter 2007"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the three months ending June 30, 2006 ("Second Quarter 2006"), the Company recorded no sales revenues.

The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the Second Quarter 2007 or during the Second Quarter 2006. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

During the Second Quarter 2007, the Company recorded $1,346,420 as Settlement of Outstanding Notes Payable. This resulted in a one-time gain of $1,346,420 which resulted in Net Income of $1,346,420. This one-time gain reflects the discharge of $1,436,420 in prior debts and obligations that the Company had prior to its bankruptcy. The gain is a one-time gain in that there are no other gains that the Company will realize from its emergence from bankruptcy on May 2, 2007. This resulted in Net Income per diluted share of $0.20 during the Second Quarter 2007 compared to $0.00 in Net Income during the Second Quarter 2006.

By contrast, the Company recorded no Net Income during Second Quarter 2006.

First Six Months of 2007 versus First Six Months of 2006

During the six months ending June 30, 2007 ("First Six Months 2007"), the Company recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Similarly and for the same reasons, for the six months ending June 30, 2006 ("First Six Months 2006"), the Company recorded no sales revenues.

The Company did not record any Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Six Months 2007 or during the First Six Months 2006. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

During the First Six Months 2007, the Company recorded $1,346,420 as Settlement of Outstanding Notes Payable. This resulted in a one-time gain of $1,346,420 which resulted in Net Income of $1,346,420. This one-time gain reflects the discharge of $1,436,420 in prior debts and obligations that the Company had prior to its bankruptcy. The gain is a one-time gain in that there are no other gains that the Company will realize from its emergence from bankruptcy on May 2, 2007. This resulted in Net Income per diluted share of $0.20 during the First Six Months 2007 compared to $0.00 in Net Income during the First Six Months 2006.

By contrast, the Company recorded no Net Income during First Six Months 2006.

Liquidity and Capital Resources

Since the Company's filing of its petition of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California on May 8, 2001, the Company's liquidity and access to capital and any sources of financing has been very limited. Since September 2002, the Company has relied entirely upon its founder and Chief Executive Officer, Ralph M. Amato, to provide a limited amount of funds to the Company to maintain the Company's corporate existence, to pay fees for accounting and auditing, to pay franchise taxes to the State of Delaware, and to pay fees and costs for fulfilling its filing requirements under the Securities Exchange Act of 1934. Further, the Company's emergence from bankruptcy on May 2, 2007 will not likely change the Company's ability to meet its financial and operating needs. Future administrative costs have been estimated, but we cannot be certain that our actual administrative costs will not be even greater.

The Company did not issue any additional shares of its Common Stock or Preferred Stock during Second Quarter 2007 or Second Quarter 2006.

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

1. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. On May 10, 2007, the Company was informed that on May 2, 2007 the U.S. Bankruptcy Court for the Northern District of California had executed the final decree closing the Company's Chapter 7 Bankruptcy case. With the issuance of the final decree by the U.S. Bankruptcy Court, the Company is no longer subject to the oversight of the U.S. Bankruptcy Court. While The Company may later search for other ventures, the ability of the Company to undertake any such venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances. We currently have no material assets or any financial resources and there can be no assurance that we will obtain any material assets or financial resources that would allow us to remain a viable corporate entity.

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

4. Subordinate to Existing and Future Debt & Preferred Stock. All of our Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's Series A Preferred Stock and authorized but unissued preferred stock. Currently, 3,650,000 shares of our Common Stock are outstanding and each Series A Preferred Share is accorded two votes per share and the right to convert into 20 shares of our common stock irrespective of the recapitalization of the Company.

5. Limited Public Market . There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, the Company's Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

6. Control by Officer/Director. Our sole officer/director, Ralph M. Amato effectively controls the Company through his ownership of 3,500,000 shares of the Company's Series A Preferred Stock. As a result, any holder of the Company's common stock has no meaningful ability to control or influence the Company's future prospects. Further and as set forth in Items 4 and 5 of this Form 10-QSB, on August 16, 2007 and by way of an action in lieu of a meeting by the holders of a majority of the voting rights of the Company, the following resolutions were approved: (1) the holders approved the reverse split of the Company's Common Stock so that, upon effectuation of the reverse split, the Company will issue one (1) new share of the Company's Common Stock for every two hundred (200) existing shares of the Company's Common Stock outstanding (the "Old Shares") as of a record date to be determined by the Company's Board of Directors; (2) the holders approved an amendment to increase the Company's authorized Common Stock to 300,000,000 from the 20,000,000 shares of common stock currently authorized; and (3) an amendment to Article "First" of the Company's Certificate of Incorporation so that the Company shall be changed to Environmental Credits, Ltd. While we have not yet filed the amendment to our Certificate of Incorporation to effect the foregoing, we intend to do so ion the near future. The effect of the actions taken will also further reduce the ability of any existing common stockholder to have any meaningful influence or voice in our governance. In addition and should the Company's Board of Directors issue any additional shares of our Common Stock (resulting both from the planned reverse split of our common stock and from the increased authorized but unissued shares of our Common Stock), holders of our Common Stock will likely incur additional material and significant dilution of their ownership of the Company.

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

8. Potential Dilution. In the event that the Company's Board of Directors takes any future actions in acquiring another business venture or in addressing the Company's obligations to its creditors will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. Further, in the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders. Further and as noted in Items 4 and 5 of this Form 10-QSB, an action has been taken by the holders of a majority of the Company's equity voting rights that, as disclosed in Items 4 and 5 below, will likely further reduce and dilute the ownership position of the holders of the Company's Common Stock.

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

PART II

Item 1. Legal Proceedings.

On May 2, 2007, the Company emerged from a prior filing of bankruptcy in the U.S. Bankruptcy Court for the Northern District of California.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 16, 2007 and by way of an action in lieu of a meeting by the holders of a majority of the voting rights of the Company, the following resolutions were approved: (1) the holders approved the reverse split of the Company's Common Stock so that, upon effectuation of the reverse split, the Company will issue one (1) new share of the Company's Common Stock for every two hundred (200) existing shares of the Company's Common Stock outstanding (the "Old Shares") as of a record date to be determined by the Company's Board of Directors; (2) the holders approved an amendment to increase the Company's authorized Common Stock to 300,000,000 from the 20,000,000 shares of common stock currently authorized; and (3) an amendment to Article "First" of the Company's Certificate of Incorporation so that the Company shall be changed to Environmental Credits, Ltd.

The holders further approved resolutions authorizing the Company's Board of Directors to take such other steps and actions as may be needed to effectuate the foregoing resolutions.

As of the date of this Form 10-QSB, the Company has not yet filed an amendment to increase the authorized common stock or change the Company's name but the Company plans to do so. Further, the Company has not yet effected the reverse split of the Company's Common Stock but the Company's management intends to set a record date for the reverse split of the Common Stock with appropriate and timely announcements with respect to the same.

The Company will be preparing a Schedule 14C to be filed with the Securities and Exchange Commission (the "Commission") which the Company anticipates will be later distributed to the Company's stockholders of record in accordance with the rules promulgated by the Commission there under.

Item 5. Other Information

On August 16, 2007 and by way of an action in lieu of a meeting by the holders of a majority of the voting rights of the Company, the following resolutions were approved: (1) the holders approved the reverse split of the Company's Common Stock so that, upon effectuation of the reverse split, the Company will issue one (1) new share of the Company's Common Stock for every two hundred (200) existing shares of the Company's Common Stock outstanding (the "Old Shares") as of a record date to be determined by the Company's Board of Directors; (2) the holders approved an amendment to increase the Company's authorized Common Stock to 300,000,000 from the 20,000,000 shares of common stock currently authorized; and (3) an amendment to Article "First" of the Company's Certificate of Incorporation so that the Company shall be changed to Environmental Credits, Ltd.

The holders further approved resolutions authorizing the Company's Board of Directors to take such other steps and actions as may be needed to effectuate the foregoing resolutions.

As of the date of this Form 10-QSB, the Company has not yet filed an amendment to increase the authorized common stock or change the Company's name but the Company plans to do so. Further, the Company has not yet effected the reverse split of the Company's Common Stock but the Company's management intends to set a record date for the reverse split of the Common Stock with appropriate and timely public disclosure with respect to the same. The Company will be preparing a Schedule 14C to be filed with the Securities and Exchange Commission (the "Commission") which the Company anticipates will be later distributed to the Company's stockholders of record in accordance with the rules promulgated by the Commission there under.

Item 6. Exhibits

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

Date: August 16, 2007