Form 10QSB
period 2007-09-30
BOYSTOYS COM INC
filed 2007-11-14
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to

Commission file number: 000-28684

BoysToys.com, Inc. (Exact Name of Small Business Issuer in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2007 was 6,772,470 shares.

BoysToys.com, Inc.

TABLE OF CONTENTS

			Page Number
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets
		September 30, 2007 (unaudited) and September 30, 2006	F - 1
		Consolidated Statements of Operations (unaudited)
		Three Months Ended September 30, 2007 (unaudited) and Three Months Ended September 30, 2006 (unaudited) and Nine Months Ended September 30, 2007 (unaudited) and Nine Months Ended September 30, 2006	F - 2
		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended September 30, 2007 and September 30, 2006	F - 3
		Notes to Consolidated Financial Statements (unaudited)	F - 4

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 2A.	Factors That May Affect Future Results	15

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 3.	Defaults Upon Senior Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	18

	Item 6.	Exhibits and Reports on Form 8-K	18

Part I. Financial Information

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

Item 1. Financial Statements

BOYSTOYS.COM. INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31 ,
	2007	2006

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value (10,000,000 authorized; 3,650,000 issued and outstanding.)	0	0
Common Stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 6,772,470 as of June 30, 2007 and December 31, 2006)	6,772	6,772
Additional Paid-in-Capital	9,535,158	9,535,158
Deficit Accumulated During Development Stage	(9,541,930)	(9,541,930)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine-Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Depreciation & Amortization	0	0	0	0
General & Administrative Expenses	0	0	0	0

Total General & Administrative Expenses	0	0	0	0

Operating Income (Loss)	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0
Loss on Sale of Assets	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0

Total Other Income (Expenses)	0	0	0	0

Deficit Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$0	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	6,772,470	8,172,139	6,772,470	8,172,139

Net income (loss) per diluted share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	6,772,470	8,172,139	6,772,470	8,172,139

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the None-Months Ended

	September 30, 2007	September 30, 2006

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	0.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

Net increase (decrease) in cash	0.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

See Notes To Consolidated Financial Statements.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

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

On May 8, 2001 the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the club in San Francisco. In the third quarter the United States Bankruptcy Court transferred operations away from the Company (September 12, 2002). On October 6, 2002 the United States Bankruptcy court entered an order for Chapter 7 dissolution. On May 2, 2007 the Company emerged from Chapter 7 bankruptcy.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at September 30, 2007 Actual results could differ from those estimates.

GOING CONCERN BASIS OF ACCOUNTING

Financial Instruments

The carrying amounts reported in the balance sheets for cash and convertible notes and related interest approximate fair value due to the immediate short-term maturity of these financial instruments. Up until May 2, 2007 cash was restricted because the trustee of the bankruptcy court controlled it. Those funds were earmarked for payment of the remaining outstanding notes payable which as of May 2, 2007 have been settled.

The Company's liabilities and convertible debt has been settled by the court through the Chapter 7 bankruptcy.

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

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

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

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Quarter Ended September 30, 2007

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2007, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

The Company filed for bankruptcy protection. The Company emerged from Chapter 7 bankruptcy on May 2, 2007. All liabilities and outstanding notes were settled for $1,502,294 cash payment. Of this amount $471,072 was paid to settle all of the outstanding notes of the Company. As a result, the Company recognized $1,346,420 as income, which is difference between the outstanding value of the notes, and the settled amount for the notes.

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

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

BOYSTOYS.COM. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

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

NOTE 6 - GOING CONCERN

Because the Company is currently in bankruptcy liquidation proceedings and lacks any operating business the auditors' included this disclosure. Management believes that after the proceedings are complete they will have public company "shell" that they can use for other business ventures.

Management plans, after the Company is discharged from bankruptcy, to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 7. SUBSEQUENT EVENTS

There is no subsequent event to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 2006, a copy of which may be obtained by writing to BoysToys.com, Inc., 5782 Caminito Empresa, La Jolla, California 92037.

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

The San Francisco Club

Before August of 2002, the Company previously operated a 15,000 square foot Club (completed in October 1999). The Club opened on January 26, 2000 and remained in operation as the Company's principal business until the Company's assets were transferred to the U.S. Bankruptcy Court Trustee in August 2002. In May 2007, the Company was released from the jurisdiction of the U.S. Bankruptcy Court and the Company has no assets, business or operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended September 30, 2007 and September 30, 2006

During the three months ending September 30, 2007 ("Third Quarter 2006"), the Company recorded no Sales Revenues. Similarly, during the three months ending September 30, 2006 (A Third Quarter 2006") the Company recorded no Sales Revenues. During the Third Quarter 2007 and Third Quarter 2007, the Company had no material assets, business, or revenues since all of the Company's assets and business were liquidated pursuant to an order of the Bankruptcy Court. The Company had no cash or liquid resources as of September 30, 2007 and there was no prospect that it would acquire any such cash or liquid resources.

As a result, during Third Quarter 2007 and Third Quarter 2006, the Company did not record any Cost of Sales, Gross Profit, or any General and Administrative Expense.

The Company had a $0 Gross Profit in the Third Quarter 2007 and Third Quarter 2006 and Net Income and Net Income per share was, during both periods, $0.

Nine Month Periods Ended September 30, 2007 and September 30, 2006

During the nine months ending September 30, 2007 (the "First Nine Months of 2007"), the Company recorded no Sales Revenues and no Sales Revenues during the nine months ending September 30, 2006 (the "First Nine Months of 2006"). The Company had no revenues during either of these periods since the Company had no operations, or business. The Company had no cash or liquid resources and there was no prospect that it would acquire any such cash or liquid resources.

Similarly, the Company did not record any Cost of Sales, Gross Profit, Depreciation & Amortization, General Selling & Administrative Expense, or Other Income (or Expenses) during the First Nine Months of 2007 or during the First Nine Months of 2006.

As a result, the Company record $0 in Net Income and $0 in Net Income per Share during both the First Nine Months of 2007 and the First Nine Months of 2006.

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

If the Company is to sustain itself as a corporate entity and meet its obligations under federal securities laws, the Company will likely need, at minimum, $5,000 to $10,000 or more annually. There can be no assurance that the Company will obtain any such financing.

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

3. Subordinate to Existing and Future Debt & Preferred Stock. All of the Common Stock offered hereby are subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 8,000,000 shares of the Company's preferred stock. As of November 12, 2007, the Company's Board of Directors designated 4,000,000 shares of the Company's preferred stock as Series A Preferred Stock (with super voting rights and a conversion provision) and then issued 3,650,000 shares of Series A Preferred Stock on a private placement basis in exchange for certain shares of its common stock which were retired. The Company disclosed the transaction in a prior filing with the Commission.

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

7. Rule 144 Stock Sales. As of December 31, 2007, the Company had a large number of shares of its outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

8. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited since the Company's Common Stock is a "Penny Stock" and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any current legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Date: November 14, 2007