Form 10KSB
period 2007-12-31
BOYSTOYS COM INC
filed 2008-04-09
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 000-28684

BoysToys.com, Inc. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class Common Stock (par value $0.001)	Name of Exchange On Which Registered

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

     The aggregate market value of the voting stock held by non-affiliates (5,935,801 shares of Common Stock) was $59,358 as of March 10, 2008. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on April 7, 2008. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2007 was 6,922,470.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes _X_ No ___

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of April 7, 2008: 6,922,470 (before applying the reverse split of the Company's Common Stock approved by the Company's stockholders on March 7, 2008).

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2006).

NONE

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

BOYSTOYS.COM, INC.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, REGULATORY BURDENS PLACED ON PUBLIC SHELL COMPANIES, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

     On May 8, 2001, the Company filed a petition with the United States Bankruptcy Court for the Northern District of California for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company's long-term lease for the Company's then-existing upscale gentlemen's club in San Francisco, California (the "Club").

     On September 12, 2002, the United States Bankruptcy Court for the Northern District of California transferred the Club, all of the Company's assets and operations from the Company. Thus, from September 12, 2002 through the present, the Company did not have and does not have any assets or operations. The Company's prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere "public shell" company.

     On October 6, 2002, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order for a Chapter 7 dissolution.

     On May 2, 2007, the Bankruptcy Court entered an order closing the Company's bankruptcy case. As a result, the Company emerged from the jurisdiction of the Bankruptcy Court's jurisdiction on that date.

     On March 7, 2008, the Company held its first-ever stockholder's meeting. At the meeting, the Company's stockholders approved the following actions:

(A)

the proposed reverse split of the Company's Common Stock (par value $0.01) so that upon effectuation of the split, one New Share (of the Company's Common Stock) will be issued for each two hundred (200) shares of the Company's Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the "Reverse Split");

(B)	the proposed the amendment to the Company's Certificate of Incorporation to change the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.;

(C)	the proposed appointment of Stan Lee, CPA as the Company's independent auditor; and

(D)

the proposed amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

     The Company's management has not yet established a date for the Reverse Split; however, the Company is completing filings to effect the reverse split in the near future. Upon effectuating the reverse split of the Company's Common Stock, the number of shares outstanding will be reduced by a factor of one new share for each two hundred shares outstanding (before giving effect to rounding to the next whole share). The Company's Board of Directors will file Form 8-K in connection with the Reverse Split and the change of the Company's name on a timely basis in the near future.

     Notwithstanding these actions, the Company has minimal financial resources and its very existence as a corporate enterprise can not be assured. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company's loyal stockholders and its former employees.

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

     While the Company's name includes the ".com" moniker (and the Company's shareholders approved a change of the Company's name on March 7, 2008), this reflected the Company's original intention to pursue business activities involving the use of the internet. However, the Company did not have sufficient financial or managerial resources to pursue or develop any significant internet related business.

The Company's Current Business & Change of Company Name

     Since the loss of the Company's assets and business on September 12, 2002, the Company has become a "shell company" (within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934). From that date until May 2, 2007, the Company remained subject to the jurisdiction of the Bankruptcy Court. Since May 2, 2007, the Company's sole officer and director, Ralph Amato has, to the extent that he has been able, to explore other business opportunities for the Company that may be appropriate and feasible in the context of the Company's circumstances. Since the Company has almost no financial resources and is financially dependent upon Mr. Amato for its very existence, these exploratory efforts have been limited.

     To the extent that it is able, the Company may undertake efforts to merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "public shell" company with all of the unfortunate aspects of that moniker.

     If the Company does not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. While the Company's stockholders on March 7, 2008 approved the change in the Company's name to "Environmental Credits, Ltd.," the exact form and nature of any business that the Company may pursue has not been determined. The Company's plans are in the conceptual stage only and the Company may or may not pursue any specific investments or business activity.

     The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company may, if circumstances and opportunities are appropriate, obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's existing status as a "shell company" will limit the ability of any purchaser of the Company's securities in any private placement to undertake any resale of securities under Rule 144 of the Securities Act of 1933. This will likely adversely impact the ability of the Company to attract nece3sdsary capital and thus result in greater dilutive costs that the Company may incur should the Company ever obtain capital on a private placement basis.

     Overall, the Company's potential success is heavily dependent on the Company's one office and director, Ralph M. Amato. Mr. Amato will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

     To the extent that the Company is able, the Company will likely participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

     The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

     The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company does not currently intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

     On September 17, 2007, the Company entered into a Letter of Intent with GHG Trading Platforms, Inc. ("GHG"). The terms of the Letter of Intent are set forth in the Company's Form 8-K that was filed September 20, 2007. In general, the Letter of Intent contemplated that the Company would complete negotiations with GHG for a contemplated acquisition transaction. While the Letter of Intent contained the usual and customary qualification that the Letter of Intent was a mere expression of intent and that it was not binding as a contract, the Company and GHG have not completed the negotiations with respect the contemplated acquisition. For these reasons, the Company has determined that the acquisition has been abandoned by GHG and the Company does not anticipate that any transaction with GHG will be forthcoming.

Evaluation of Opportunities

     The Company's initial business ended in bankruptcy. Any new and prospective business, venture, or acquisition that the Company may undertake will be evaluated by the Company's sole officer and director, Ralph M. Amato. However, in analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

     There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

     The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     As stated above, the Company entered into a Letter of Intent with GHG Trading Platforms, Inc. ("GHG") on September 17, 2007. Based on the Company's current assessments, the Company has determined that the acquisition has been abandoned by GHG and the Company does not anticipate that any transaction with GHG will be forthcoming in the near future.

     Overall and notwithstanding the efforts that the Company's sole officer and director has taken and anticipates taking in the future, there can be no assurance that the Company will enter into any business venture or complete any acquisition or otherwise achieve any business or financial success.

Item 1a. Factors that May Affect Future Results

     The Company has no material assets, business, or operations and there can be no assurance that the Company will ever have or acquire any assets, business, or operations at any time in the future. The Company is a mere "public shell" and currently the Company does not have any future prospect of ever holding any business or operations. An investment into the Company or the purchase of the Company's common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and the Company's securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Prior Bankruptcy. The Company emerged from bankruptcy on May 2, 2007. While the Company believes that its prior bankruptcy may serve to allow the Company to put its prior business failure and the claims of its creditors behind it, the Company has minimal financial resources and the Company's sole officer and director has only a limited amount of time to serve the Company and its interests. As a result, there can be no assurance that the Company will successfully enter into any business venture or complete any acquisition or merger with any existing operating business or that the problems that afflicted the Company in bankruptcy may not trouble the Company further.

2. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of the Company's assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. The ability of the Company to undertake any business venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances. The Company's very existence is in doubt and there can be no assurance that the Company will continue to file its reports required by the Securities Exchange Act of 1934.

3. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, the Company has no assets, business or operations. The Company is a mere "public shell" and is relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining the Company's corporate existence. The continuing payment of these costs can not be assured. In the event that the Company were to enter into or acquire another business or venture, the Company would likely require significant new financing. In that event, the Company's current stockholders would likely incur significant and immediate dilution with the result that the Company's current stockholders would then hold a small and insignificant fraction of the Company's then outstanding common stock. The increase in the Company's authorized Common Stock to 300,000,000 shares, as approved by the Company's stockholders on March 7, 2008, will also adversely impact the control and influence of existing stockholders. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

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

7. Control by Ralph M. Amato. Mr. Amato, the Company's founder and sole officer and director, is the holder of 3,500,000 shares of the Company's Series A Preferred Stock. Each share of the Series A Preferred Stock has the right to two votes per share (or 7,000,000 votes) and the right to convert into 20 shares of the Company's common stock (subject to availability). In light of the shares held by Mr. Amato, Mr. Amato is in a position to control the Company and any holder of the Company's common stock likely will have little or no influence or control over the Company or its affairs.

8. Potential Dilution. In the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders. The Company's stockholders approved an increase in the Company's authorized Common Stock to 300,000,000 common shares on March 7, 2008. Further, and the newly-revised Rule 144 of the Securities Act of 1933 as revised effective February 15, 2008, the value of the Company's Common Stock in any potential acquisition or merger transaction will likely be accor5ded a much lower value in view of the filing and 12 month of "periodic report" disclosure obligations that would need to be satisfied after any such transaction. For these reasons, existing stockholder can anticipate substantial and immediate dilution in view of these circumstances.

10. One Director, Absence of Audit Committee & Independent Directors. The Company has only one Director and one officer: Ralph M. Amato. Although the Company believes that its Director is able to undertake and fulfill their obligations with respect to the corporate governance of the Company, the Company does not have an independent audit committee or any independent members of its Board of Directors and given the Company's circumstances there is no present likelihood that the Company will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

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

     The Company has only one part-time employee.

Item 3. Legal Proceedings

     The Company was not a party to any legal proceedings during 2007 except that the Company emerged from the oversight and jurisdiction of the U.S. Bankruptcy Court for the Northern District of California.

Item 4. Submission of Matters to a Vote of Security Holders.

     On March 7, 2008, the Company held its first-ever stockholder's meeting. At the meeting, the Company's stockholders approved the following actions:

(A)

the proposed reverse split of the Company's Common Stock (par value $0.01) so that upon effectuation of the split, one New Share (of the Company's Common Stock) will be issued for each two hundred (200) shares of the Company's Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the "Reverse Split");

(B)	the proposed the amendment to the Company's Certificate of Incorporation to change the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.;

(C)	the proposed appointment of Stan Lee, CPA as the Company's independent auditor; and

(D)

the proposed amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

     Currently, the Company's Board of Directors is preparing documents and planning to submit filings required to effect resolutions approved by the Company's stockholders. The Company will be filing Form 8-K upon effecting the Reverse Split, the name change, and related matters on a timely basis in the near future.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

     The Company's Common Stock is traded on the NASDAQ Electronic Bulletin Board under the symbol, "GRLZ" only sporadically and with only limited and minimal interest by market makers.

     Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

     The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2007. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2007, the Company had two market makers.

2006	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2007
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.10	$ 0.01
4th Quarter	$ 0.02	$ 0.01

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

     The number of shareholders of record of Common Stock on December 31, 2007 was approximately 769.

     As disclosed in the Company's Form 8-K and later in its Schedule 14C Information Statement, the Company issued an aggregate of 3,650,000 shares of its Series A Preferred Stock to acquire an aggregate of 1,399,669 shares of the Company's Common Stock from two stockholders. Of this amount, 1,249,669 shares were acquired from Mr. Ralph M. Amato, the Company's President and sole Director and another 150,000 shares were acquired from another stockholder. The Company did not incur any brokerage or investment banking fees in connection with this transaction. The acquisition of the Common Stock was undertaken directly without any public announcement or public program. No cash fees or cash payments were made or will be made by the Company in connection with the acquisition of these shares of the Company's Common Stock.

     In both instances, the Series A Preferred Stock was issued solely to acquire the stated shares of the Company's Common Stock. The issuance of the Series A Preferred Stock was undertaken under a Section 4(2) claim of exemption. Each of the two stockholders were sophisticated and experienced investors who have had direct experience in investing in small public companies. Each was also found to be an Accredited Investor at the time of the transactions and each received such disclosures as would be equivalent to the information contained in a registration statement and each had full and unrestricted access to the Company, its books, records, and management with an unrestricted ability to ask questions of the Company's management and receive answers thereto.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company is currently a "shell company" (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934). To the extent that it is able, the Company may undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined.

     If the Company does not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire.

     While the Company's stockholders on March 7, 2008 approved the change in the Company's name to "Environmental Credits, Ltd.," the exact form and nature of any business that the Company may pursue has not been determined. The Company's plans are in the conceptual stage only and the Company may or may not pursue any specific investments or business activity. See further discussion regarding the Company's Plan of Operation above.

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

Fiscal 2007 vs. Fiscal 2006

     During the twelve months ending December 31, 2007 ("Fiscal 2007"), the Company's Revenues were $0 which compares to the Company's Revenues of $0 for the twelve month period ending December 31, 2006 ("Fiscal 2006"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of the Company's business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, the Company had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

     Cost of Sales for Fiscal 2007 was $0 compared to Fiscal 2006 when Cost of Sales was $0. The lack of any Cost of Sales was primarily due to the cessation of the Company's business and operations on September 12, 2002.

     The Company recorded $0 in General and Administrative Expenses in Fiscal 2007 compared to $0 in General and Administrative Expenses in Fiscal 2006. These expenses are typically composed of: office and management expenses; and accounting, legal, and other general and administrative expenses.

     During both Fiscal 2007 and Fiscal 2006, the Company had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

     The Company also recorded a Net Loss of $0 during 2007.

     The number of shares of the Company's common stock declined during the period from 2006 through 2007 due to the Company's issuance of 3,650,000 shares of its Series A Preferred Stock to purchase an aggregate of 1,399,669 shares of its Common Stock (of which, 1,249,669 shares were acquired from the Company's sole officer and director, Ralph M. Amato, and another 150,000 shares were acquired from another shareholder), the Company recorded a Net Loss per share of $0.00 in Fiscal 2007 compared to a Net Loss per share of $0.00 per share in Fiscal 2006.

     The Company anticipates that in its current financial condition it has no present prospect of generating any revenues.

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

Liquidity and Capital Resources

     As of December 31, 2007 the Company had Total Current Liabilities of $0 compared to $0 as of December 31, 2006.

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

     As a result, after December 31, 2007, the Company had no assets.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     A Form 8-K was filed by the Company in connection with the following matters:

     On March 28, 2007 we received a notice from our principal independent accountant, Chang Park, C.P.A. that it declined to stand for re-election. Chang Park C.P.A. has served as our principal independent accountant from August 7, 2006.

     The principal independent accountant's report for the year ending December 31, 2006 was issued by Stan J.H. Lee, CPA. The reviewed financial statements prepared by Chang Park, C.P.A. for the second and third quarters of 2006 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles.

     We are able to report that during the year ended December 31, 2006 through March 28, 2007 there were no disagreements with Chang Park, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Chang Park C.P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods.

     At the time of the filing of the Form 8-K, we requested that Chang Park, C.P.A. furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it disagrees with the above statements. A copy of such letter is filed with the Form 8-K that the Company filed and is identified as Exhibit 16.1 to that Form 8-K.

(B) Engagement of Stan J.H. Lee, CPA

     On March 27, 2007, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Stan J.H. Lee, CPA ("Lee") as its independent registered public accounting firm No consultations occurred between the Company and Lee during the years ended December 31, 2005 and December 31, 2006 and through March 27, 2007 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

As stated, the Form 8-K was previously filed in connection with the above matters.

Item 8A. Controls and Procedures

     During 2007, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

     The Company has no basis to believe that its controls and procedures were inadequate in view of its circumstances.

Item 8B. Other Information

     On September 17, 2007, the Company entered into a Letter of Intent for a contemplated acquisition transaction with GHG Trading Platform, Inc. ("GHG"). The Letter of Intent contemplated that the Company and GHG would complete further negotiations. It now appears to the Company that such further negotiations are not likely. As a result, the company believes that no such acquisition transaction can be anticipated at any time in the near future.

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

     Ralph M. Amato, age 56, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of Ventana Capital Partners, Inc., an investment banking firm located in La Jolla, California ("VCP"). VCP specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and China. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

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

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2007 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(2)
Ralph M. Amato	President, Chairman of the Board, CFO(1)	none
Lewis Chin	Stockholder	Form 3, 4 & 5

_______________________________

(1) Also beneficial owner of more than 10% of equity securities of Registrant.

(2) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2007, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Compensation Discussion and Analysis

     During 2007, the Company did not pay or compensate the Company's officers or directors.

     Due to the lack of cash resources, the Company did not have the funds to pay any of its officers or directors any cash compensation. In fact, the Company was dependent upon Ralph M. Amato for financial assistance to allow the Company to maintain its mere existence.

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2005 2006 2007	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Michael L. Potter Former Secretary and Director*	2005 2006	$0 $0	$0 $0	$0 $0	$0 $0	0 0	$0 $0	$0 $0

Footnotes:
*	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.
(1)	No stock options were issued or granted in 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 7, 2008.

Name of Stockholder	Series A Preferred Stk. Held	No. of Votes (1)	Percentage of Total Votes Outstanding (1)

Ralph M. Amato, President, CEO, Treasurer, Chairman	3,500,000 Shares	7,000,000	49.74%

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

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2007 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#)1 (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)1	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ralph M. Amato	0 0	0%	$0 $0	- -

Footnote:
1.	The Company did not have any outstanding exercisable stock options as of December 31, 2007.

Stock Options

     The Company did not grant or issue any stock options in 2005, 2006, or 2007. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 12. Certain Relationships and Related Transactions.

     None.

Item 13. Exhibits and Reports on Form 8-K

     (a)  The Company filed the following Reports on Form 8-K during the year ending December 31, 2007:

(1)	Form 8-K was filed on September 20, 2007 in connection with the Letter of Intent that we entered into with GHG Trading Platforms, Inc.
(2)	Form 8-K was filed on October 18, 2007 in connection with the change in our independent auditors.

     (b)  The Company hereby files the following Exhibits with this Annual Report:
23.1	Consent of Stan J. H. Lee, CPA

31.1	Certification
31.2	Certification

32.1	Certification
32.2	Certification

     (b)  The following exhibits were filed with the Company's Form 10-SB and are hereby incorporated by reference.

3	Certificate of Incorporation - Wagg Corp.
3.1	Amendment to Certificate of Incorporation - Wagg Corp.
3.2	Amendment to Certificate of Incorporation - Wagg Corp.
3.3	By-Laws of Wagg Corp. (Delaware)
3.4	Articles of Incorporation - Alternative Entertainment, Inc. (NV)
3.5	By-Laws of Alternative Entertainment, Inc. (NV)
4.1	Specimen of Common Stock Certificate

10	Agreement for the Purchase of Common Stock
10.1	Lease for Office Space in La Jolla, California
10.2	Lease of Real Property from Roma Café, Inc.
10.3	Lease of Apartment Units in San Francisco, California
10.4	Indemnification Agreement between the Company and Ralph M. Amato
10.5	Agreement with Itex Corporation
10.6	Employment Agreement Between the Company and Gary Marlin
10.7	Loan Agreement with Unsecured Convertible Note
10.8	Unsecured Promissory Note (C. Palozzi)
10.9	Settlement Agreement With Bowne of Los Angeles, Inc.
10.10	Unsecured Promissory Note (V. Amato)
10.11	Unsecured Promissory Note (V. Amato)
10.12	Secured Promissory Note (R. Smith)
10.13	Secured Promissory Note (I. Weeda Family Trust)
10.14	Secured Promissory Note (I. Weeda Family Trust)
10.15	Secured Promissory Note (K. Marc)
10.16	Secured Promissory Note (G. W. Smith)
10.17	Secured Promissory Note (D. Hylton)
10.18	Secured Promissory Note (M. Yonika)
10.19	Unsecured Promissory Note (R. Kaelan)
10.20	Unsecured Convertible Promissory Note ($300,000 - Chin)
10.21	Addendum to Promissory Note (Essex)
10.22	Unsecured Promissory Note ($70,000 - Amato)
10.23	Unsecured Promissory Note ($16,000 - Amato)
10.24	Unsecured Promissory Note ($100,000 - Chin)

10.25	Unsecured Promissory Note ($25,000- I. Weeda Family Trust)
10.26	Unsecured Promissory Note ($25,000 - I. Weeda Family Trust)
10.27	Loan Agreement & Convertible Unsecured Promissory Note ($50,000 - Kawesch)
10.28	Unsecured Promissory Note ($100,000 - Lewis Chin)
10.29	Unsecured Promissory Note ($25,000 - Thomas Johnson)
10.30	Loan Agreement & Convertible Unsecured Promissory Note ($25,000-Tinney)

23.1	Consent of Stan J. H. Lee, CPA
23.2	Resignation of Pannell Kerr Forster
23.3	Consent of Pannell Kerr Forster
23.4	Acknowledgment of Armando C. Ibarra

31.1.	Certification
31.2	Certification

32.1	Certification
32.2	Certification

Item 14. Principal Accountant Fees and Services

(1) Accountant Fees

     The aggregate fees billed for the 2007 fiscal year for professional services rendered by our accountants, Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $2,500.00.

     The aggregate fees billed for the 2006 fiscal year for professional services rendered by Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $1,500.00.

     There were no fees billed for the 2006 and 2007 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

     There were no fees billed for the 2006 and 2007 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

     There were no other fees billed for the 2006 and 2007 fiscal year for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: April 8, 2008
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 8, 2008
Ralph M. Amato Chairman

Item 1. Financial Statements

Stan J. H. Lee, CPA
2160 North Central Rd. Suite 203t Fort Lee t NJ 07024
794 Broadway t Chula Vista t CA t 91910
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of BoysToys.com, Inc. as of December 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boystoys.com, Inc. as of December 31, 2007, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Stan J.H. Lee
Stan J.H. Lee, CPA
Chula Vista, CA

March 30, 2008

Registered with the Public Company Accounting Oversight Board
- F 1 -

BOYSTOYS.COM. INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2007

(Audited)

ASSETS

Current Assets:
Cash	$0

Total Current Assets	0

Property and Equipment, Net	0

Other Assets:
Note Receivable - Officer	0
Investment in Fine Art	0

Total Other Assets	0

TOTAL ASSETS	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0
Convertible Debt	0

Total Current Liabilities	0

Note Receivable - Officer	0

TOTAL LIABILITIES	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value (10,000,000 authorized; 3,650,000 issued and outstanding.)	13,997
Common Stock, $.01 par value ( 20,000,000 shares authorized; issued and outstanding: 6,922,470 as of December 31, 2006 and December 31, 2007)	69,225
Common Stocks Subscribed	(62,500)
Treasury Stocks	(1,500)
Additional Paid-in-Capital	9,535,158
Deficit Accumulated During Development Stage	(9,554,379)

Total Shareholders' Equity (Deficit)	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0

See Notes To Consolidated Financial Statements.
- F 2 -

BOYSTOYS.COM. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2007	2006

Revenues	$0	$0
Cost of Sales	0	0

Gross Profit	0	0

Depreciation & Amortization	0	0
General & Administrative Expenses	0	0

Total General & Administrative Expenses	0	0

Operating Income (Loss)	0	0

Other Income (Expenses)
Interest Income	0	0
Loss on Sale of Assets	0	0
Settlement of Outstanding Notes Payable	0	0
Write-off of Investment in Fine Art	0	0

Total Other Income (Expenses)	0	0

Deficit Before Income Taxes	0	0

Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	6,922,470	8,004,376

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	6,772,470	8,004,376

See Notes To Consolidated Financial Statements.
- F 3 -

BOYSTOYS.COM, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
December 31, 2007

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1999	6,252,003	$62,520	$8,510,721	(62,500)	$(62,500)		$-		$-	(7,856,576)	$-	$654,165

Issuance of stock in lieu of interest payment due in March 2000 to Essex Capital	75,000	750	31,745	-	-					-	-	32,495

Issuance of stock for new short term note as prepaid interest at $0.20 per share to Lewis Chin	50,000	500	9,500	-	-					-	-	10,000

Issuance of common stock on conversion of note payable for construction services from W.B. Elmer at $2.00 per share.	335,000	3,350	596,650	-	-					-	-	600,000

Issuance of common stock on conversion of notes payable and accrued interest, from May and December 1997 at an average price of $0.50 per share	100,000	1,000	49,000	-	-					-	-	50,000

Issuance of common stock for services, from January 1, through June 30, 2000, at an average price of $0.50 per share	486,636	4,866	238,452	-	-					-	-	243,318

Issuance of common stock on conversion of note payable on August 15, 2000 at a price of $1.00 per share	12,500	125	12,375	-	-					-	-	12,500

Issuance of common stock on for accrued interest on Essex note on August 15, 2000 at a price of $0.40 per share	82,500	825	32,175	-	-					-	-	33,000

Issuance of common stock for consulting services rendered in connection with the construction at a price of $0.50 per share	52,000	520	25,480	-	-					-	-	26,000

Issuance of common stock for services, from January 1, through Sept. 30, 2000, at an average price of $0.05 per share	726,500	7,265	29,060	-	-					-	-	36,325

Net Loss										-	(961,014)	(961,014)

Balance, December 31, 2000	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(961,014)	$736,789

Net Loss										-	(308,492)	(308,492)

Balance, December 31, 2001	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(1,269,506)	$428,297

Net Loss										-	(1,694,239)	(1,694,239)

Balance, December 31, 2002	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,963,745)	$(1,265,942)

Net Income (Loss)										-	(25,320)	(25,320)

Balance, December 31, 2003	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Net Income (Loss)										-	-	-

Balance, December 31, 2004	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497					0

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)			0

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,225	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,225	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes To Consolidated Financial Statements.
- F 4 -

BOYSTOYS.COM. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	0.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

Net increase (decrease) in cash	0.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

See Notes To Consolidated Financial Statements.
- F 5 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS

BoysToys.com, Inc. (formerly Alternative Entertainment, Inc.) was incorporated in the state of Delaware on April 21, 1997, under the name Wagg Corp. ("Wagg"). BoyToys.com, Inc. engaged in the business of developing, owning and operating nightclubs providing exotic dance entertainment combined with a full service restaurant, lounge, and business meeting facilities.

On December 6, 1993 Alternative Entertainment, Inc. a Nevada corporation ("AEI Nevada") was formed. On September 11, 1999, a wholly owned subsidiary was formed, RMA of San Francisco, Inc., a California Corporation.

On January 15, 1998, Wagg acquired 80% of the outstanding common stock of AEI Nevada. On January 25, 1998, the shareholders of AEI Nevada voted to execute a one-for-three reverse split of its common stock. On January 26, 1998, the shareholders of Wagg voted to execute a one-for-two reverse split of its common stock. The number of shares and per share amounts has been restated as though the transaction occurred on December 6, 1993 (Inception).

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

In November 2007, after the Company's emergence from bankruptcy in May 2007, the Company's Board of Directors voted to forego any further involvement in the adult entertainment industry. The Company has since decided to explore opportunities in the environmental emissions trading industry and the Company is now positioned itself as a developmental company in that industry.

- F 6 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at December 31, 2007 Actual results could differ from those estimates.

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
As of December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
As of December 31, 2007

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Quarter Ended December 31, 2007

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2007, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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
As of December 31, 2007

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
As of December 31, 2007

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

The assets were transferred to a third party for approximately $1,502,294. As part of this transaction three of the Company's creditors, with claims totaling approximately $1,350,000, agreed to waive immediate payment of their claim and made payment arrangements with the buyer. A portion of the remaining funds was used to satisfy Trustee fees, Court fees, payroll taxes, and administrative fees incurred during bankruptcy. The remaining funds will be used to satisfy all other claims on an equal basis including notes payable and trade accounts payable. The extent to which these claims will or will not be satisfied is not being determinable at this time. It is possible that these claims will not completely satisfy through this process and that the Company will have some remaining liabilities. This has, in all practical terms, dissolved the assets of RMA of San Francisco and left the Company without an operating business.

On May 2, 2007 the Company emerged from Chapter 7 bankruptcy. In November of 2007 the Company's Board of Directors voted to forego any further involvement in the adult entertainment industry. The Company has since decided to explore opportunities in the environmental emissions trading industry and the Company is now positioned itself as a developmental company in that industry.

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

- F 11 -

BOYSTOYS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007

NOTE 7. SUBSEQUENT EVENTS

On January 7, 2007 the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission. The Company also notified all of its shareholders as to the 14C filing and upcoming shareholders meeting scheduled for March 7, 2008.

On March 7, 2008, the Company held its first ever Annual Stockholders' Meeting. The Annual Meeting was held pursuant to the Company's Information Statement filed on Schedule 14C with the Securities and Exchange Commission.

The Meeting was called to order by the Company's Chairman, President and founder, at 11:00 A.M., P.S.T. and the Company's stockholders took the following actions:
(A)

The Company's stockholders approved the 200 for one reverse split of the Company's Common Stock authorizing the Company's Board of Directors to set an effective date for the reverse stock split. As adopted by the shareholders, one New Share (of the Company's Common Stock) will be issued for each two hundred (200) shares of the Company's Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the "Reverse Split"). The Company's Board of Directors has not yet set a Record Date for the Reverse Split and the Company intends to file Form 8-K to announce the effective date upon determination of the Record Date.

(B)	The Company's stockholders approved the amendment to the Company's Certificate of Incorporation to change the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.

(C)	The Company's stockholders approved the appointment of Stan Lee, CPA as the Company's independent auditor.

(D)

The Company's stockholders approved the amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

The Annual Meeting follows the determinations made by the Company's Board of Directors in November 2007 after the Company's emergence from bankruptcy in May 2007 to forego any further involvement in the adult entertainment industry. The Company has since decided to explore opportunities in the environmental emissions trading industry and the Company is now positioned itself as a developmental company in that industry.

The Company's Board of Directors has directed the Company's officers to complete the necessary steps for the Reverse Split and the filing of the documents for the amendments to the Company's Articles of Incorporation. As of the date of this Form 8-K, no Record Date has been determined but upon determination of the Record Date, the Company intends to file a Form 8-K in a timely fashion.

- F 12 -