Form 10QSB
period 2008-03-31
BOYSTOYS COM INC
filed 2008-05-20
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ending March 31, 2008

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

Common Stock Outstanding at March 31, 2008 6,922,470 Shares at $0.01 Par Value Common

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
     Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of March 31, 2008: 6,922,470.

BoysToys.com, Inc.

EXPLANATORY NOTE

After March 31, 2008 and in accordance with our Stockholders' Meeting, our stockholders approved an Amendment to our Certificate of Incorporation to amend our Certificate of Incorporation to change our corporate name to Environmental Credits, Ltd. from BoysToys.com, Inc. This amendment also provided for an increase in our authorized common stock to 300,000,000 as well. While the attached financial statements filed with this Form 10-Q references our name as "BoysToys.com, Inc.," we will be filing under our new name, Environmental Credits, Ltd.

PART I - FINANCIAL INFORMATION

PART I

FORWARD-LOOKING STATEMENTS

THE COMPANY EMERGED FROM BANKRUPTCY ON MAY 2, 2007 AND GIVEN THE LOSS OF THE COMPANY'S ASSETS THERE IS LITTLE BASIS TO BELIEVE THAT IT WILL CONTINUE AS A VIABLE BUSINESS ENTITY. THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND EXTERNAL TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHERS, LEGAL AND BUSINESS CHANGES THAT MAY LIMIT THE COMPANY OR ADVERSELY IMPACT THE ABILITY OF THE COMPANY TO REMAIN A VIABLE CORPORATION AND THE LACK OF ANY FULL-TIME MANAGEMENT. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 Fort Lee, NJ 07024
794 Broadway Chula Vista CA 91910
619-623-7799 Fax 619-564-3408 E-mail Stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of BoysToys.com, Inc. as of March 31, 2008, and the related consolidated statements of operations, and cash flows for the three-months then ended. These financial statements are the representation of the management of BoysToys.com, Inc

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s / Stan J.H. Lee, CPA
Stan J.H. Lee, CPA

May 12, 2008
Chula Vista, CA 91910

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

March 31, 2008

ASSETS

Current Assets:

Cash	$0

Total Current Assets	0

Property and Equipment, Net	0

Other Assets:

Note Receivable - Officer	0
Investment in Fine Art	0

Total Other Assets	0

TOTAL ASSETS	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accrued Interest	$0
Convertible Debt	0

Total Current Liabilities	0

Note Receivable - Officer	0

TOTAL LIABILITIES	0

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value ( 10,000,000 authorized; 3,650,000 issued and outstanding as of March 31, 2008)	13,997

Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 6,922,470 as of March 31, 2008)	69,225

Common stocks subscribed	(62,500)

Treasury Stocks	(1,500)

Additional Paid-in-Capital	9,535,158

Deficit Accumulated During Development Stage	(9,554,379)

Total Shareholders' Equity (Deficit)	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended March 31

	2008	2007

Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Depreciation & Amortization	0	0
General & Administrative Expenses	0	0

Total General & Administrative Expenses	0	0

Operating Income (Loss)	0	0

Other Income (Expenses)

Interest Income	0	0
Loss on Sale of Assets	0	0
Settlement of Outstanding Notes Payable	0	0
Write-off of Investment in Fine Art	0	0

Total Other Income (Expenses)	0	0

Deficit Before Income Taxes	0	0

Provision for Income Taxes	0	0

Net Income (Loss)	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	6,922,470	8,004,376

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	6,772,470	8,004,376

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3-months period ended March 31

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	0.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

Net increase (decrease) in cash	0.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

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

The Company's Board of Directors has directed the Company's officers to complete the necessary steps for the Reverse Split and the filing of the documents for the amendments to the Company's Articles of Incorporation. As of the date of this Form 10-Q, no Record Date has been determined but upon determination of the Record Date, the Company intends to file a Form 8-K in a timely fashion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at March 31, 2008 Actual results could differ from those estimates.

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

	For the Quarter Ended March 31, 2008

Deferred tax assets:
Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of March 31, 2008, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

NOTE 7. SUBSEQUENT EVENTS

There are no subsequent Events.

          As used herein, the term "we," "us," "our," and the "Company" refers to BoysToys.com, Inc. (our new name, Environmental Credits, Ltd. will be used in all future filings) and its subsidiaries unless otherwise noted.

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

2.  Action of the Stockholders; Name Change, Reverse Split, & Increase in Authorized Common.  On March 7, 2008, we held our first-ever Stockholders' Meeting. At the Meeting and as previously disclosed in our Form 8-K filing, the holders of a majority of our outstanding voting stock approved: (A) the change of the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.; (B) the reverse split of the Company's Common Stock so that for every 200 pre-split shares held, one new post-split share would be issued; (C) the increase in our authorized Common Stock from 20,000,000 shares to 300,000,000 shares; and (D) the appointment Stanley J. H. Lee, CPA, as our independent auditor. While the Company's officers believe that the change of the Company's name will serve to better allow the Company to explore other business opportunities, the Company has no current plans to enter any specific business. Further, the increase in the authorized Common Stock when combined with the reverse split of the outstanding common shares will (when the latter it is effectuated), allow the Company to issue many additional shares of its Common Stock and, in that event, the existing stockholders would incur significant additional dilution. The Company has no current specific plans to issue any additional shares but the increase in authorized Common Stock gives the right to the Company's Board of Directors to issue the additional shares without the necessity of obtaining stockholder approval. We are in the process of completing the steps necessary to effect the reverse split of our Common Stock which will be announced via the timing filing of the Form 8-K.

3.  Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing.  Currently, we have no significant assets, business or operations. We are a mere "public shell" and we are relying upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining our corporate existence. The continuing payment of these costs can not be assured. In the event that we were to enter into or acquire another business or venture, we would likely require significant new financing. In that event, our current stockholders would likely incur significant and immediate dilution with the result that our current stockholders would then hold a small and insignificant fraction of our then outstanding common stock. As a result, the Company's current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that the Company will ever receiving any additional financing and the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that the Company will obtain any new financing or, if it is successful, that it can be obtained on reasonable terms in light of the Company's current circumstances.

4.  Continuing Significant Uncertainties & Prior Bankruptcy.  The Company remains subject to continuing uncertainties and there can be no assurance the Company will survive as a public company or otherwise meet its obligations to allow it to remain as a corporate entity.

5.  Subordinate to Existing and Future Debt & Preferred Stock.  All of our Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of our Series A Preferred Stock and authorized but unissued preferred stock.

6.  Limited Public Market.  There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, our Common Stock is a "Penny Stock" and as such, the ability of the Company to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for the Company's Common Stock will ever develop or, if it does develop, that it can be maintained. The Company became a reporting company on January 23, 2000.

7.  Control by Officer/Director.  Our sole officer/director, Ralph M. Amato effectively controls the Company through his ownership of the Company's Series A Preferred Stock. As a result, any holder of the Company's common stock has no meaningful ability to control or influence the Company's future prospects.

8.  Dependence Upon Ralph M. Amato & Limited Management Time to Company Matters.  The Company believes its success will depend, to a significant extent, on the limited and sporadic efforts and time that may be provided by Ralph M. Amato, the Company's President. Since we have no other management that can give any time to the Company's affairs, the loss of the services of Mr. Amato could have a material and continuing adverse effect on the Company. We have no key man life insurance on his life and does not intend to purchase any such insurance. Further, we have no significant financial resources to employ Mr. Amato and there is no present prospect that the Company will obtain financial resources in the near future which would provide the financial resources needed to allow the Company to employ Mr. Amato or any other person on a full-time basis. As result, Mr. Amato is not able to devote his time and energy to the Company or its affairs on a full time or on a part-time basis. Any attention that Mr. Amato may be able to give to the Company will be on a limited and sporadic basis and there can be no assurance that this will be sufficient for the Company's purposes.

9.  Potential Dilution.  In the event that our Board of Directors takes any future actions in acquiring another business venture or in addressing obligations to any creditors, this will result in immediate, substantial, and irreversible dilution of the Company's existing stockholders. The increase in authorized but unissued Common Stock (as approved by our stockholders on March 7, 2008) also can result in additional dilution. Further, in the event that the Company enters into or undertakes efforts to acquire another business venture, the Company will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to the Company's stockholders.

10.  Rule 144 Stock Sales.  As of December 31, 2007, we had 1,520,437 shares of our outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

11.  Risks of Low Priced Stocks.  Trading in our Common Stock is limited since our Common Stock is a Penny Stock and thereby the retail market for the Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2007, a copy of which may be obtained by writing Environmental Credits, Ltd., 5782 Caminito Empresa, La Jolla, California 92037.

          This Form 10-Q is being filed in accordance with the requirements imposed on the Company under the Securities Exchange Act of 1934. It is also being filed out of loyalty to the stockholders, vendors, suppliers, and others who supported the Company in past years.

          There can be no guarantee that the Company will continue to file this and other similar reports in the future or that the Company will remain in existence as a corporate entity since the Company has no assets or financial resources.

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

          On March 7, 2008, we held our first-ever Stockholders' Meeting. At the Meeting and as previously disclosed in our Form 8-K filing, the holders of a majority of our outstanding voting stock approved: (A) the change of the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.; (B) the reverse split of the Company's Common Stock so that for every 200 pre-split shares held, one new post-split share would be issued; (C) the increase in our authorized Common Stock from 20,000,000 shares to 300,000,000 shares; and (D) the appointment Stanley J. H. Lee, CPA, as our independent auditor. While the Company's officers believe that the change of the Company's name will serve to better allow the Company to explore other business opportunities, the Company has no current plans to enter any specific business. Further, the increase in the authorized Common Stock when combined with the reverse split of the outstanding common shares will (when the latter it is effectuated), allow the Company to issue many additional shares of its Common Stock and, in that event, the existing stockholders would incur significant additional dilution. The Company has no current specific plans to issue any additional shares but the increase in authorized Common Stock gives the right to the Company's Board of Directors to issue the additional shares without the necessity of obtaining stockholder approval. We are in the process of completing the steps necessary to effect the reverse split of our Common Stock which will be announced via the timing filing of the Form 8-K.

Results of Operations

          As used herein, the term "we," "us," "our," and the "Company" refers to BoysToys.com, Inc. and its subsidiaries unless otherwise noted. As noted elsewhere and following the approval of our stockholders, our corporate name in future filings will be changed to Environmental Credits, Ltd.

First Quarter 2008 vs. First Quarter 2007

          During the first three months ending March 31, 2008 ("First Quarter 2008"), we recorded no sales revenues. The lack of sales revenues resulted from the action taken by the U.S. Bankruptcy Court (the "Court") on September 12, 2002 wherein the Court transferred all of the Company's assets and operations from the Company. Since that date we have been a mere "public shell" company. Similarly and for the same reasons, for the first three months ending March 31, 2007 ("First Quarter 2007"), the Company recorded no sales revenues.

          The Company did not record ant Cost of Sales, Depreciation & Amortization Expense, or General & Administrative Expenses during either the First Quarter 2008 or during the First Quarter 2007. In addition, during both periods the Company recorded no Interest Expense and no Interest Income.

          The Company's management has estimated that future administrative costs will likely total $25,000. However, this is only an estimate and given the uncertainties of the Company and the factors that are beyond the Company's control, we cannot assure you that we will not incur even greater costs in the future.

          As a result, the Company recorded no Net Income during both First Quarter 2008 and during First Quarter 2007.

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

          The Company did not issue any additional shares of its Common Stock or Preferred Stock during First Quarter 2008 or First Quarter 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          We have no existing operations, assets or business but our Common Stock is subject to a number of substantial risks, including those described Item 1A above. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in Item 1A, any purchaser of the Company's common stock should also consider the following risk factors:

Status as a "Public Shell" Company.  We are a public shell company and as such, we are subject to continuing uncertainties and risks due to the lack of assets, business, and any operations.

Insufficient Financial Resources.  We have no material or liquid assets and we are dependent upon our one officer and director, Ralph M. Amato, for financial support including, but not limited to, the essential support necessary to support our very corporate existence. To that extent, we cannot assure you that we will remain a public company or, for that matter, maintain our corporate charter in Delaware in good standing.

Regulatory Burdens as a "Public Shell" Company.  Since our Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, we are burdened by many reporting, disclosure, and filing obligations and we anticipate that these burdens will continue to increase in the future. While we believe that we have every taken effort to meet our compliance obligations, we cannot assure you that we have always satisfied these obligations and that we will continue to do so in the future. If we are unsuccessful, we may incur significant fines, penalties, and other obligations.

          The costs and necessary cash outlays needed to meet these burdens is substantial and far exceeds our existing financial resources and any financial resources that we may have in near future. Further, because we are a "public shell" company, it is likely that the trading volume in our Common Stock will remain sporadic and limited. And, upon effectuation of the 200 for 1 "reverse split" (approved by our stockholders on March 7, 2008) we anticipate that our trading volume will likely decline as well. For these and other reasons, the purchase of our Common stock should be avoided by any person who can not afford an illiquid investment with a very high likelihood that they will lose all or nearly all of their investment.

Item 4.  Controls and Procedures

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

PART II

Item 1.  Legal Proceedings

          None.

Item 2.  Changes in Securities

          On March 7, 2008 the holders of a majority of our outstanding voting stock voted at our first-ever Stockholders' Meeting and approved the following:

(A)	the change of the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.;
(B)	the reverse split of the Company's Common Stock so that for every 200 pre-split shares held, one new post-split share would be issued;
(C)	the increase in our authorized Common Stock from 20,000,000 shares to 300,000,000 shares; and
(D)	the appointment Stanley J. H. Lee, CPA, as our independent auditor.

We have filed the Amendment with the State of Delaware to effect these changes to our Certificate of Incorporation and we are in the process of completing the steps necessary to effect the reverse split of our Common Stock which will be announced via the timely filing of the Form 8-K.
(c)	Issuances of Equity Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 7, 2008 the holders of a majority of our outstanding voting stock voted at our first-ever Stockholders' Meeting and approved the following:

(A)	the change of the Company's name from BoysToys.com, Inc. to Environmental Credits, Ltd.;
(B)	the reverse split of the Company's Common Stock so that for every 200 pre-split shares held, one new post-split share would be issued;
(C)	the increase in our authorized Common Stock from 20,000,000 shares to 300,000,000 shares; and
(D)	the appointment Stanley J. H. Lee, CPA, as our independent auditor.

We have filed the Amendment with the State of Delaware to effect these changes to our Certificate of Incorporation and we are in the process of completing the steps necessary to effect the reverse split of our Common Stock which will be announced via the timely filing of the Form 8-K.

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

          The following exhibits are being filed with this Form 10-Q:

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

(B)	Form 8-K

          The Company filed one report on Form 8-K on March 10, 2008 during the three months ending March 31, 2008.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
BoysToys.com, Inc.

/s/ Ralph M. Amato Ralph M. Amato, President, Chairman, & CFO
Date: May 19, 2008