Form 10-Q
period 2008-06-30
BOYSTOYS COM INC
filed 2008-08-19
CIK 931799

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to__________________________

Commission File Number: 333-102555

ENVIRONMENTAL CREDITS, LTD.
(Exact name of Registrant as specified in its charter)

Delaware			33-0824801
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037
(Address of principal executive offices - Zip Code)

(619) 895-6900
(Registrant's telephone number, including area code)

BoysToys.com, Inc.
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On June 30, 2008, 3,650,000 shares of the issuer's common stock were outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR ENVIRONMENTAL CREDITS, LTD., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Environmental Credits, Ltd., a Delaware corporation unless otherwise noted.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; 3,650,000 issued and outstanding as of June 30, 2008)	13,997	13,997
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 6,922,470 as of March 31, 2008)	69,225	69,225
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	9,535,158	9,535,158
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended June 30		For the 6-months period ended June 30

	2008	2007	2008	2007

Revenues	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Depreciation & Amortization	0	0	0	0
General & Administrative Expenses	0	0	0	0

Total General & Administrative Expenses	0	0	0	0

Operating Income (Loss)	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0
Loss on Sale of Assets	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0

Total Other Income (Expenses)	0	0	0	0

Deficit Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$0	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	6,922,470	6,922,470	6,922,470	6,922,470

Net income (loss) per diluted share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	6,922,470	6,922,470	6,922,470	6,922,470

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 6-months period ended June 30,

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	0.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

Net increase (decrease) in cash	0.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at June 30, 2008 Actual results could differ from those estimates.

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

	For the Quarter Ended June 30, 2008

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2008, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

NOTE 6 - GOING CONCERN

Because the Company was in bankruptcy liquidation proceedings and lacks any operating business the auditors' included this disclosure. Management believes that after the proceedings are complete they will have public company "shell" that they can use for other business ventures.

Management plans, after the Company is discharged from bankruptcy, to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 7. SUBSEQUENT EVENTS

There are no subsequent Events.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

          Environmental Credits, Ltd., a Delaware corporation, (the "Company"), was originally incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp. and later the Company changed its name in January 1998 to Alternative Entertainment, Inc. and then later in December 1998 to BoysToys.com, Inc.

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

          On October 6, 2002, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order for Chapter 7 dissolution.

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

Our Circumstances as a "Shell Company"

          We are a "shell company" (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934). To the extent that we may be able, we may undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined.

          If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

          While our stockholders, on March 7, 2008, approved the change in the Company's name to "Environmental Credits, Ltd.," the exact form and nature of any business that we may pursue has not been determined. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity. See further discussion regarding the Company's Plan of Operation above.

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation.

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

First Six Months of 2008 vs. First Six Months of 2007

          During the six months ending June 30, 2008 (the "First Six Months of 2008") we recorded revenues of $0. This compares to the six months ending June 30, 2007 (the "First Six Months of 2007") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as a public "shell company."

          We recorded $0 in General, and administrative expenses during the First Six Months of 2008 compared to $0 in General and administrative expenses during the First Six Months of 2007.

          As a result, during the First Six months of 2008 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Six Months of 2007.

          However, during the First Six Months of 2008, we recorded no other expenses or gains and during the First Six Months of 2007, we similarly recorded no expenses or gains.

          As a result, we recorded $0 as Net Income (loss) per share during the First Six Months of 2008 and the First Six Months of 2007.

Second Quarter Ending June 30, 2008 vs. Second Quarter Ending June 30, 2007

          During the second quarter ending June 30, 2008 (the "Second Quarter 2008") we recorded revenues of $0. This compares to the second quarter ending June 30, 2007 when we recorded revenues of $0. At the same time, during the Second Quarter 2008 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Second Quarter 2007.

          As a result, during Second Quarter 2008 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Second Quarter 2007.

          During the Second Quarter 2008 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Second Quarter 2007, we recorded $0 as Net Income (loss) per diluted share.

          As a result, we recorded $0 as Net Income during the Second Quarter 2008 compared to $0 as Net Income during the Second Quarter 2007.

Liquidity and Capital Resources

          We have limited net working capital, liquidity, and we anticipate that we will need to continue to closely monitor our cash outlays. We remain dependent upon Ralph M. Amato, our sole officer and director, for all of our financial needs, including, but not limited to, the costs of our corporate and securities compliance. We cannot assure you that we will continue as a corporation or that if we do, that we can continue to meet our obligations under our federal securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our common stock could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Company's Operations

We are a "shell company" and we will likely require significant additional capital.

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances.

We have limited management and limited staff resources to manage our business.

We have one officer and one director, Ralph M. Amato and we have no present plans to increase our management and staff at the present time. While we believe that this policy is prudent and appropriate in our circumstances, the lack of additional officers, directors, and additional support staff serves to limit our ability to conduct in-depth evaluations of our business, our strategy, our competitive environment, and other critical aspects of our business. As a result, we may be successful in correctly identifying competitive and industry trends or, for that matter, in developing strategies that will respond effectively to the ever-changing competitive environment.

We have no "key man" life insurance on the life of Ralph M. Amato.

Currently, we maintain no "key man" life insurance on the life of Ralph M. Amato and we have no plans to purchase any such insurance in the future. In the event that Mr. Amato becomes ill or incapacitated or in the event of his death, we may be exposed to significant and protracted losses.

Risks Related to the Company's Common Stock

Our Common Stock is traded on a limited and sporadic basis and the price of our Common Stock is much lower than that of other common stocks of other smaller public companies.

Our Common Stock is traded on the Electronic Bulletin Board only a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

We have issued and outstanding 3,650,000 shares of our Series A Preferred Stock. These securities will, upon conversion, dilute and limit the rights and influence of the holders of our Common Stock.

As a result of our prior issuance of the 3,650,000 Series A Preferred Stock and the conversion rights that these shares of the Series A Preferred Stock possess, upon conversion of the Series A Preferred Stock, there will result in a large increase in our Common Stock, further dilution to our existing stockholders, and a further diminution in the extent of control and influence that our existing stockholders have over the Company's affairs.

We are a "shell company" and the securities of shell companies are not viewed as viable investments.

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained oversight over our corporate affairs but we are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934. We have almost no assets and no business. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

While we have had a complete turnover in our Board of Directors and elected a new President and Chief Executive Officer effective June 27, 2008, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

In General.  The purchase of shares of our common stock is very speculative and involves a very high degree of risk. As a small company, our business organization and structure all involve elements of risk. In many instances, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm.

1)	The market price of our common stock may fluctuate significantly.
The market price of our common shares may fluctuate significantly in response to factors, many of which are beyond our control, such as:
	•	the announcement of new technologies by us or our competitors;
	•	quarterly variations in our and our competitors' results of operations;
	•	changes in earnings estimates or recommendations by securities analysts;
	•	developments in our industry;
	•	general market conditions and other factors, including factors unrelated to our own operating performance;
	•	changing regulatory exposure, laws, rules and regulations which may change; and
	•	tax incentives and other changes in the tax code.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

2)	Trading of our common stock is limited.

Our Common Stock is traded only on the Bulletin Board. Trading in our stock has historically been limited and sporadic with no continuous trading market over any long or extended period of time. This has adversely effected the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. There will likely be only limited liquidity and investors will not likely have the ability to purchase or sell our common stock in any significant quantities. This too will sharply limit interest by individual and institutional investors.

3)	Limited Financial Resources and Future Dilution

We are a "shell company" and we have limited financial resources. While we that we may be able to find or develop opportunities appropriate to our circumstances, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances.

4)	Control by Ralph M. Amato.

As a result of the issuance of the Series A Preferred Stock, control over our Company passed to Ralph M. Amato who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Mr. Amato owns 3,500,000 shares of our Series A Preferred Stock, he effectively controls the Company. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

5)	Limited Management, Lack of Key Man Life Insurance, & Limited Internal Evaluation of Business Strategy.

Our sole officer and director is Ralph M. Amato. We have no other officers or directors. While we believe that our current management structure is suitable to our needs and the requirements of our business, we have no present plans to increase our executive management in the near future. We also do not have and have no present plans to obtain, any key man life insurance on the life of Ralph M. Amato. In the event of his disability or death, we may be exposed to significant and protracted costs and expenses in obtaining appropriate and suitable managerial resources. Finally, because we are primarily dependent upon Mr. Amato, our business strategy is largely dependent upon decisions and evaluations made by him.

6)	Risks of Low Priced Stocks.

Our common stock has only limited and sporadic trading on the Bulletin Board. As a result and due to the limited and sporadic trading market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Stockholders' Meeting on March 7, 2008 (as reported above) but we did not submit any matters to a vote of our security holders during the second quarter ending June 30, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CREDITS, LTD.
Date:	August 18, 2008	BY:	____________________________ RALPH M. AMATO Chief Executive Officer

Date:	August 18, 2008	BY:	____________________________ RALPH M. AMATO Chief Financial Officer