Form 10KSB/A
period 2007-12-31
BOYSTOYS COM INC
filed 2008-09-24
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

NONE

Transitional Small Business Disclosure Format (check one): Yes _ _ No _X_

BOYSTOYS.COM, INC.

NOTE ON THIS AMENDMENT NO. 1

This Amendment Number 1 is being filed solely to address the status of the Disclosure Controls and Procedures (Item 8.A shown below) as employed by BoysToys.com, Inc. and as required in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934.

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

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2007 and as amended on September 10, 2008 as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(Registrant):

BoysToys.com, Inc.

By: /s/Ralph M. Amato	Date: September 22, 2008
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: September 22, 2008
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