Form 10-Q
period 2008-09-30
BOYSTOYS COM INC
filed 2008-11-13
CIK 931799

MB APPROVAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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
On September 30, 2008, 34,283 shares of the issuer's common stock were outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR ENVIRONMENTAL CREDITS, LTD., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL "SHELL" COMPANY THAT HAS NO ASSETS AND NO EXISTING OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Environmental Credits, Ltd., a Delaware corporation unless otherwise noted.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; 3,650,000 issued and outstanding as of September 30, 2008)	13,997	13,997
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 6,922,470 as of September 30, 2008)	69,225	69,225
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	9,535,158	9,535,158
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended September 30		For the 9-months period ended September 30

	2008	2007	2008	2007

Revenues	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Depreciation & Amortization	0	0	0	0
General & Administrative Expenses	0	0	0	0

Total General & Administrative Expenses	0	0	0	0

Operating Income (Loss)	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0
Loss on Sale of Assets	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0

Total Other Income (Expenses)	0	0	0	0

Deficit Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$0	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	6,922,470	6,922,470	6,922,470	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274		34,274

Net income (loss) per diluted share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	6,922,470	6,922,470	6,922,470	6,922,470

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9-months period ended September 30,

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	0.00	0.00
(Increase) decrease in assets :
Inventory	0.00	0.00
Prepaid expenses	0.00	0.00
Employee advances	0.00	0.00
Note receivable-officer	0.00	0.00
Increase (decrease) in liabilities :
Accounts payable and accrued expenses	0.00	0.00
Equipment lease payable	0.00	0.00

Net cash provided by (used in) operating activities	0.00	0.00

Cash Flows from Investing Activities:
Disposal (purchases) of equipment and improvements	0.00	0.00
Investment in fine art	0.00	0.00

Net cash provided by (used in) investing activities	0.00	0.00

Net increase (decrease) in cash	0.00	0.00

Cash at beginning of period	0.00	0.00

Cash at end of period	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00

Income taxes	$0.00	$0.00

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

NOTE 1 - ORGANIZATION AND BUSINESS

Environmental Credits LTD (Formerly BoysToys.com, Inc. and previous to that Alternative Entertainment, Inc.) was incorporated in the state of Delaware on April 21, 1997, under the name Wagg Corp. ("Wagg"). Environmental Credits LTD was engaged in the business of developing, owning and operating nightclubs providing exotic dance entertainment combined with a full service restaurant, lounge, and business meeting facilities from 1993 until September of 2002.

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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to Environmental Credits LTD (the "Company").

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

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

(B)  The Company's stockholders approved the amendment to the Company's Certificate of Incorporation to change the Company's name from Environmental Credits LTD to Environmental Credits, Ltd.

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

The Company's Board of Directors has directed the Company's officers to complete the necessary steps for the Reverse Split and the filing of the documents for the amendments to the Company's Articles of Incorporation. As of the date of this Form 10-Q, The Record Date has been determined as October 23, 2008 as the official Record Date and the Company intends to file a Form 8-K in a timely fashion.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at September 30, 2008 Actual results could differ from those estimates.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

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

	For the Quarter Ended September 30, 2008

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2008, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2008

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

NOTE 7 - SUBSEQUENT EVENTS

The Record Date has been determined as October 23, 2008 as the official Record Date and the Company intends to file a Form 8-K in a timely fashion. On November 12, 2008 the preferred shareholders converted their preferred stock into 73,000,000 common shares of stock.

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

          The Company, upon receiving notice from NASDAQ Corporate Compliance, completed the reverse split of the Company's Common Stock such that as of September 30, 2008, the Company had 34,283 shares of its Common Stock outstanding.

          On November 12, 2008, the Company's Board of Directors approved the issuance of 73,000,000 shares of our Common Stock in connection with the conversion of 3,650,000 shares of our Series A Preferred Stock. An aggregate of 70,000,000 shares of our Common Stock were issued to Ralph M. Amato, our President, Chairman, Secretary, and Treasurer upon conversion of 3,500,000 shares of our Series A Preferred Stock held by him and another 3,000,000 shares of our Common Stock were issued to another stockholder upon conversion of 150,000 shares of our Series A Preferred Stock held by that stockholder (See the narrative below on the "Conversion Transaction Issuance").

          Notwithstanding these actions, the Company has minimal financial resources and its very existence as a corporate enterprise can not be assured. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company's loyal stockholders and hundreds of loyal former employees. Many of these persons have remained loyal followers of the Company and to each of them the Company extends the warmest wishes of the Company's founder, Ralph M. Amato.

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

First Nine Months of 2008 vs. First Nine Months of 2007

          During the nine months ending September 30, 2008(the "First Nine Months of 2008") we recorded revenues of $0. This compares to the nine months ending September 30, 2007 (the "First Nine Months of 2007") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as a public "shell company."

          We recorded $0 in General, and administrative expenses during the First Nine Months of 2008 compared to $0 in General and administrative expenses during the First Nine Months of 2007.

          As a result, during the First Nine Months of 2008 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Nine Months of 2007.

          However, during the First Nine Months of 2008, we recorded no other expenses or gains and during the First Nine Months of 2007, we similarly recorded no expenses or gains.

          As a result, we recorded $0 as Net Income (loss) per share during the First Nine Months of 2008 and the First Nine Months of 2007.

Third Quarter Ending September 30, 2008 vs. Third Quarter Ending September 30, 2007

          During the third quarter ending September 30, 2008 (the "Third Quarter 2008") we recorded revenues of $0. This compares to the third quarter ending September 30, 2007 when we recorded revenues of $0. At the same time, during the Third Quarter 2008 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Third Quarter 2007.

          As a result, during Third Quarter 2008 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Third Quarter 2007.

          During the Third Quarter 2008 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Third Quarter 2007, we recorded $0 as Net Income (loss) per diluted share.

          As a result, we recorded $0 as Net Income during the Third Quarter 2008 compared to $0 as Net Income during the Third Quarter 2007.

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

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained oversight over our corporate affairs but we are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934. We have almost no assets and no business. We also now have authorized Common Stock of 300,000,000 shares. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

          Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4)        Control by Ralph M. Amato.

          As a result of the Company's prior issuance of the Series A Preferred Stock, control over our Company passed to Ralph M. Amato who is our founder and is also currently our President, Chief Executive Officer and Chairman of the Board. Since Mr. Amato owned 3,500,000 shares of our Series A Preferred Stock (which he converted into 70,000,000 shares of our Common Stock on November 12, 2008) he effectively controls the Company. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

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

          Further, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          On November 12, 2008, the Company's Board of Directors approved the issuance of 73,000,000 shares of our Common Stock in connection with the conversion of 3,650,000 shares of our Series A Preferred Stock. An aggregate of 70,000,000 shares of our Common Stock were issued to Ralph M. Amato, our President, Chairman, Secretary, and Treasurer upon conversion of 3,500,000 shares of our Series A Preferred Stock held by him and another 3,000,000 shares of our Common Stock were issued to another stockholder upon conversion of 150,000 shares of our Series A Preferred Stock held by that stockholder (the "Conversion Transaction Issuance").

          Further and in connection with the Conversion Transaction Issuance:

(1)

No underwriter or other third party was employed or participated in the Conversion Transaction Issuance and of which 70,000,000 shares of our Common Stock were acquired by Ralph M. Amato, our President, Chairman, Secretary, and Treasurer (in exchange for 3,500,000 shares of our Series a Preferred Stock held by him) and the remaining 3,000,000 shares of our Common Stock were acquired by a stockholder who exchanged 150,000 shares of our Series A Preferred Stock for the 3,000,000 shares of our Common Stock.

(2)	The Company did not receive any cash, other consideration or proceeds of any sort in connection with or as a result of the Conversion Transaction Issuance.

(3)

The Conversion Transaction Issuance was undertaken in reliance upon the exemptions provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933 (the "1933 Act"). With respect to the claim of the Section 4(2) exemption under the 1933 Act, each of the holders of our Series A Preferred Stock gave the Company assurances that: (1) they are sophisticated and experienced in investing in companies that have little or no business operations; (2) they possess the skill and educational background that allows them to fully appreciate the risks and uncertainties associated with the purchase of securities issued by companies that have no business, no assets, and no operations of any sort; (3) they had full and unrestricted access to the Company's financial and corporate records so as to allow them to evaluate the Company's business, corporate, and financial circumstances; (4) they had full and unrestricted access to the Company's sole officer and director sufficient to allow them to ask questions of the Company's management and receive answers to all such questions; (5) they understood that the Conversion Transaction Issuance was undertaken on the basis of a pre-existing business relationship between the Company and each of them and was not the result of any advertising or general solicitation; (6) they each received a copy of the Company's 2006 Form 10-KSB, 2007 Form 10-KSB, the Company's Form 10-QSB for the first quarter 2008 and the Company's Form 10-Q for the Second Quarter 2008 together with a copy of the Company's Board and Shareholder Minutes and Actions during the 2006, 2007, and 2008 period equivalent to the disclosures found in a registration statement; and (7) they each acknowledged that the shares of the Company's Common Stock issued to each of them were deemed to be "restricted securities" and that these shares may not be sold or transferred unless registered under the 1933 Act or an opinion of counsel that such registration was not necessary.

(4)

The Company did not employ any third parties or pay any fees to any third parties to obtain the consent or effect the exchange of the Series A Preferred Stock into the Company's Common Stock in connection with the Conversion Transaction Issuance.

          While Company believes that the Conversion Transaction Issuance may serve the Company's interests and that the Company may be better positioned to negotiate the purchase or development of a new business enterprise, there can be no assurance that the Company will be successful in any of these efforts. While the Company may undertake discussions with third parties on these matters, there can be no assurance that the Company will successfully complete any such discussions or, if it does undertake any such successful discussions, that they can be concluded on terms that are reasonable in light of the Company's current circumstances.

Item 3.  Defaults Upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          We held our Annual Stockholders' Meeting on March 7, 2008 (as reported above) but we did not submit any matters to a vote of our security holders during the third quarter ending September 30, 2008.

Item 5.  Other Information.

          On November 12, 2008, the Company's Board of Directors approved the issuance of 73,000,000 shares of our Common Stock in connection with the conversion of 3,650,000 shares of our Series A Preferred Stock. An aggregate of 70,000,000 shares of our Common Stock were issued to Ralph M. Amato, our President, Chairman, Secretary, and Treasurer upon conversion of 3,500,000 shares of our Series A Preferred Stock held by him and another 3,000,000 shares of our Common Stock were issued to another stockholder upon conversion of 150,000 shares of our Series A Preferred Stock held by that stockholder (the "Conversion Transaction Issuance").

          Further and in connection with the Conversion Transaction Issuance:

  No underwriter or other third party was employed or participated in the Conversion Transaction Issuance and of which 70,000,000 shares of our Common Stock were acquired by Ralph M. Amato, our President, Chairman, Secretary, and Treasurer (in exchange for 3,500,000 shares of our Series a Preferred Stock held by him) and the remaining 3,000,000 shares of our Common Stock were acquired by a stockholder who exchanged 150,000 shares of our Series A Preferred Stock for the 3,000,000 shares of our Common Stock.

  The Company did not receive any cash, other consideration or proceeds of any sort in connection with or as a result of the Conversion Transaction Issuance.

  The Conversion Transaction Issuance was undertaken in reliance upon the exemptions provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933 (the "1933 Act"). With respect to the claim of the Section 4(2) exemption under the 1933 Act, each of the holders of our Series A Preferred Stock gave the Company assurances that: (1) they are sophisticated and experienced in investing in companies that have little or no business operations; (2) they possess the skill and educational background that allows them to fully appreciate the risks and uncertainties associated with the purchase of securities issued by companies that have no business, no assets, and no operations of any sort; (3) they had full and unrestricted access to the Company's financial and corporate records so as to allow them to evaluate the Company's business, corporate, and financial circumstances; (4) they had full and unrestricted access to the Company's sole officer and director sufficient to allow them to ask questions of the Company's management and receive answers to all such questions; (5) they understood that the Conversion Transaction Issuance was undertaken on the basis of a pre-existing business relationship between the Company and each of them and was not the result of any advertising or general solicitation; (6) they each received a copy of the Company's 2006 Form 10-KSB, 2007 Form 10-KSB, the Company's Form 10-QSB for the first quarter 2008 and the Company's Form 10-Q for the Second Quarter 2008 together with a copy of the Company's Board and Shareholder Minutes and Actions during the 2006, 2007, and 2008 period equivalent to the disclosures found in a registration statement; and (7) they each acknowledged that the shares of the Company's Common Stock issued to each of them were deemed to be "restricted securities" and that these shares may not be sold or transferred unless registered under the 1933 Act or an opinion of counsel that such registration was not necessary.

  The Company did not employ any third parties or pay any fees to any third parties to obtain the consent or effect the exchange of the Series A Preferred Stock into the Company's Common Stock in connection with the Conversion Transaction Issuance.

          While Company believes that the Conversion Transaction Issuance may serve the Company's interests and that the Company may be better positioned to negotiate the purchase or development of a new business enterprise, there can be no assurance that the Company will be successful in any of these efforts. While the Company may undertake discussions with third parties on these matters, there can be no assurance that the Company will successfully complete any such discussions or, if it does undertake any such successful discussions, that they can be concluded on terms that are reasonable in light of the Company's current circumstances.

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

ENVIRONMENTAL CREDITS, LTD.
Date:	November 12, 2008	BY:	/s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date:	November 12, 2008	BY:	/s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer