Form 10-K
period 2008-12-31
BOYSTOYS COM INC
filed 2009-04-07
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-28684

Environmental Credits, Ltd. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class Common Stock (par value $0.001)		Name of Exchange On Which Registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X_

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  _X_

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $ 7,676,736 AS OF APRIL 6, 2009.

Note.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes _X_     No ___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 73,034,283 AS OF APRIL 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2007).
NONE

ENVIRONMENTAL CREDITS, LTD.
INDEX TO ANNUAL REPORT
ON FORM 10-K

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR ENVIRONMENTAL CREDITS, LTD., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, REGULATORY BURDENS PLACED ON PUBLIC SHELL COMPANIES, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

PART I

As used herein, the term "we," "us," "our," and the "Company" refers to Environmental Credits, Ltd., a Delaware corporation and our subsidiaries, unless otherwise noted.

Item 1.  Description of Business.

Company History

We were incorporated under the name Wagg Corp. in the State of Delaware on April 21, 1997.

In January 1998 we changed our name to Alternative Entertainment, Inc. (the same name of a Nevada corporation identified below as "AEI-Nevada" previously established for the operation of the Company's business) and in December 1998 we changed our name to BoysToys.com, Inc.

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

On September 12, 2002, the United States Bankruptcy Court for the Northern District of California transferred the Club and all of our assets and operations from us. Thus, from September 12, 2002 through the present, we have not had any assets or operations. Our prior proposed plan of reorganization was rejected by the Court. Currently, we have no assets or operations and we are a mere "public shell" company.

On October 6, 2002, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") entered an order for Chapter 7 dissolution.

On May 2, 2007, the Bankruptcy Court entered an order closing our bankruptcy case. As a result, we emerged from the jurisdiction of the Bankruptcy Court's jurisdiction on that date.

On March 7, 2008, we held our first-ever stockholder's meeting. At the meeting, our stockholders approved the following actions:

(A)

the proposed reverse split of our Common Stock (par value $0.01) so that upon effectuation of the split, one New Share (of our Common Stock) will be issued for each two hundred (200) shares of our Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the "Reverse Split");

(B)	the proposed the amendment to our Certificate of Incorporation to change our name from BoysToys.com, Inc. to Environmental Credits, Ltd.;

(C)	the proposed appointment of Stan Lee, CPA as the Company's independent auditor; and

(D)	the proposed amendment to our Certificate of Incorporation to increase the authorized number of shares of our Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

We subsequently filed Form 8-K with the U.S. Securities and Exchange Commission and changed our trading symbol to EVCL.

Notwithstanding these actions, we have minimal financial resources and our very existence as a corporate enterprise can not be assured. We have continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to our loyal stockholders and our former employees, especially the beautiful employees who worked at our Club.

Our Prior Business - Prior to September 12, 2002

Prior to September 12, 2002 and through its wholly-owned subsidiary, RMA of San Francisco, Inc., a California corporation ("RMA"), we owned and operated an upscale gentlemen's club in San Francisco, California (the "Club") under the name, "Boys Toys Club."

We originally intended to operate the Club through Boys Toys Cabaret Restaurants, Inc., a California corporation ("BTC Restaurants") that is currently a dormant corporation with no operations or assets. All assets and operations of BTC Restaurants were previously owned by RMA.

Previously, we had the following subsidiaries: RMA, BTC Restaurants, and Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada") of which only RMA had any assets or operations. From January 26, 2000 to September 12, 2002, we operated the Club. It comprised 15,000 square feet. We held an alcoholic beverage license, a cabaret license, and all other licenses and permits required by the City and County of San Francisco, California. The Club and all of our assets and operations were transferred by the Court on September 12, 2002 and currently we have no business or operations.

Our Current Business & Change of Company Name

Since the loss of our assets and business on September 12, 2002, we have become a "shell company" (within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934). From that date until May 2, 2007, we remained subject to the jurisdiction of the Bankruptcy Court. Since May 2, 2007, our sole officer and director, Ralph Amato has, to the extent that he has been able, to explore other business opportunities for us that may be appropriate and feasible in the context of our circumstances. Since we have almost no financial resources and we are financially dependent upon Mr. Amato for our very existence, these exploratory efforts have been limited.

The following are "Forward-Looking Statements. To the extent that we are able, we may undertake efforts to merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "public shell" company with all of the unfortunate aspects of that moniker.

If we do not successfully acquire or develop some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire. While our stockholders on March 7, 2008 approved the change in our name to "Environmental Credits, Ltd.," the exact form and nature of any business that we may pursue has not been determined. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity.

We will not likely restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is a "forward-looking statement" and is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may, if circumstances and opportunities are appropriate, obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our existing status as a "shell company" will limit the ability of any purchaser of our securities in any private placement to undertake any resale of securities under Rule 144 of the Securities Act of 1933. This will likely adversely impact our ability to attract necessary capital and thus result in greater dilutive costs that we may incur should we ever obtain capital on a private placement basis.

On February 15, 2008, the Securities and Exchange Commission adopted amendments to Rule 144 which included the amendment to Rule 144(i). This change, among other changes, adversely impacts our ability to undertake any acquisitions and our ability to attract additional capital.

Overall, our potential success is heavily dependent on our one office and director, Ralph M. Amato. Mr. Amato will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements.

To the extent that we are able, we will likely participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which we may participate will be complex and extremely risky. Because of general economic conditions (including the current recessionary environment), rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

We have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

We do not currently intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

On September 17, 2007, we entered into a Letter of Intent with GHG Trading Platforms, Inc. ("GHG"). The terms of the Letter of Intent are set forth in the Company's Form 8-K that was filed September 20, 2007. In general, the Letter of Intent contemplated that we would complete negotiations with GHG for a contemplated acquisition transaction. While the Letter of Intent contained the usual and customary qualification that the Letter of Intent was a mere expression of intent and that it was not binding as a contract, we and GHG have not completed the negotiations with respect the contemplated acquisition. For these reasons, we have determined that the acquisition has been abandoned by GHG and us does not anticipate that any transaction with GHG will be forthcoming.

Evaluation of Opportunities

Our initial business ended in bankruptcy. Any new and prospective business, venture, or acquisition that we may undertake will be evaluated by our sole officer and director, Ralph M. Amato. However, in analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to us, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to our participation.

There is a risk, even after our participation in the activity and the related expenditure of our funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, by our shareholders.

We will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which we may become engaged, in that such business may need additional capital, may merely desire to have our shares publicly traded, or may seek other perceived advantages which we may offer.

As stated above, we entered into a Letter of Intent with GHG Trading Platforms, Inc. ("GHG") on September 17, 2007. Based on our current assessments, we determined that the acquisition has been abandoned by GHG and we do not anticipate that any transaction with GHG will be forthcoming in the near future.

Overall and notwithstanding the efforts that our sole officer and director has taken and anticipates taking in the future, there can be no assurance that we will enter into any business venture or complete any acquisition or otherwise achieve any business or financial success.

Item 1A.  Risk Factors

We have no material assets, business, or operations and there can be no assurance that we will ever have or acquire any assets, business, or operations at any time in the future. We are a mere "public shell" and currently we do not have any future prospect of ever holding any business or operations. An investment into the Company or the purchase of our common stock should be considered appropriate only for those persons who can accept the total loss of their investment since the Company and our securities involve continuing and substantial risks that are not suitable or appropriate for investment purposes. Overall, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of our Common Stock should also consider the following factors.

1. Prior Bankruptcy. We emerged from bankruptcy on May 2, 2007. While we believe that our prior bankruptcy may serve to allow us to put our prior business failure and the claims of our creditors behind us, we have minimal financial resources and our sole officer and director has only a limited amount of time to serve the Company and our interests. As a result, there can be no assurance that we will successfully enter into any business venture or complete any acquisition or merger with any existing operating business or that the problems that afflicted us in bankruptcy may not trouble us further.

2. Absence of Assets, Business, Operations & Extraordinary Uncertainties. All of our assets, business, and operations were transferred and taken from the Company on September 12, 2002 by action of the United States Bankruptcy Court. Our ability to undertake any business venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of our current financial circumstances. Our very existence is in doubt and there can be no assurance that we will continue to file its reports required by the Securities Exchange Act of 1934.

3. Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing. Currently, we have no assets, business or operations. We are a mere "public shell" and we rely upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining our corporate existence. The continuing payment of these costs can not be assured. In the event that we were to enter into or acquire another business or venture, we would likely require significant new financing. In that event, our current stockholders would likely incur significant and immediate dilution with the result that our current stockholders would then hold a small and insignificant fraction of our then outstanding common stock. The increase in our authorized Common Stock to 300,000,000 shares, as approved by our stockholders on March 7, 2008, will also adversely impact the control and influence of existing stockholders. As a result, our current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that we will ever receiving any additional financing and we have not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that we will obtain any new financing or, if we are successful, that such financing can be obtained on reasonable terms in light of our current circumstances.

4. Limited Public Market. There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. There can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, our Common Stock is a "Penny Stock" and as such, our to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for our Common Stock will ever develop or, if it does develop, that it can be maintained. We became a "reporting company" on January 23, 2000.

5. Dependence Upon Ralph M. Amato & Limited Management Time to Company Matters. We have no full time officers or directors and no full time employees. Further, we have no significant financial resources to employ any person and there is no present prospect that we will obtain financial resources in the near future which would provide the financial resources needed to allow us to employ any person on a full-time basis. As result, no one is able to devote time and energy to our affairs on a full time or on a part-time basis. Any attention that anyone may be able to give to us will be on a limited and sporadic basis and there can be no assurance that this will be sufficient for our purposes.

6. Control by Ralph M. Amato. Mr. Amato, our founder and sole officer and director, is the holder of 70,000,000 shares or 95.85% of our outstanding Common Stock. In light of the shares held by Mr. Amato, Mr. Amato is in a position to control the Company and any holder of the Company's common stock likely will have little or no influence or control over the Company or its affairs.

7. Potential Dilution. In the event that we enter into or undertake efforts to acquire another business venture, we will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to our stockholders. Our stockholders approved an increase in the Company's authorized Common Stock to 300,000,000 common shares on March 7, 2008. Further, and the newly-revised Rule 144 of the Securities Act of 1933 as revised effective February 15, 2008, the value of the Company's Common Stock in any potential acquisition or merger transaction will likely be accorded a much lower value in view of the filing and 12 month of "periodic report" disclosure obligations that would need to be satisfied after any such transaction. For these reasons, existing stockholder can anticipate substantial and immediate dilution in view of these circumstances.

8. One Director and Limited Oversight. We have only one Director and one officer: Ralph M. Amato. Although we believe that our Director is able to undertake and fulfill his obligations with respect to the corporate governance of the Company, we do not have an independent audit committee or any independent members of our Board of Directors and given our circumstances there is no present likelihood that we will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

9. Risks of Low Priced Stocks. Trading in our Common Stock is limited since our Common Stock is a Penny Stock and thereby the retail market for our Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Description of Property

We maintain an office on a rent free basis under an oral agreement as provided by our President, Ralph M. Amato. We have only one part-time employee.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 7, 2008, we held our first-ever stockholder's meeting. At the meeting, our stockholders approved the following actions:

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

Subsequently, we completed the Reverse Split and completed filings to change our trading symbol to "EVCL"as reported in the Form 8-K that we filed with the Securities and Exchange Commission. We are filing this Form 10-K and our other "periodic reports" in compliance with our obligations under Section 13 of the Securities and Exchange Act of 1934 and out of loyalty to our many past employees and especially our past beautiful employees that we fondly remember.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Bulletin Board Market under the symbol, "EVCL" only sporadically and with only limited and minimal interest by market makers.

Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop.

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2008. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2008, the Company had two market makers.

2007	High ($)	Low ($)
1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2008
1st Quarter	$ 5.00	$ 0.06
2nd Quarter	$ 5.00	$ 0.06
3rd Quarter	$ 5.00	$ 0.06
4th Quarter	$ 5.00	$ 0.06

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

The number of shareholders of record of Common Stock on December 31, 2008 was approximately 769.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis or Plan of Operation.

We are currently a "shell company" (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934). To the extent that we are able, we may undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined.

If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

While our stockholders on March 7, 2008 approved the change in our name to "Environmental Credits, Ltd.," the exact form and nature of any business that we may pursue has not been determined. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity. See further discussion regarding our Plan of Operation above.

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

Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our financial condition and results of operations could be materially impaired.

Fiscal 2008 vs. Fiscal 2007

During the twelve months ending December 31, 2008 (A Fiscal 2008"), our Revenues were $0 which compares to the Company's Revenues of $0 for the twelve month period ending December 31, 2007 ("Fiscal 2007"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of our business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, we had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

Cost of Sales for Fiscal 2008 was $0 compared to Fiscal 2007 when Cost of Sales was $0. The lack of any Cost of Sales was primarily due to the cessation of our business and operations on September 12, 2002.

We recorded $0 in General and Administrative Expenses in Fiscal 2008 compared to $0 in General and Administrative Expenses in Fiscal 2007. These expenses are typically composed of: office and management expenses; and accounting, legal, and other general and administrative expenses.

During both Fiscal 2008 and Fiscal 2007, we had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

We also recorded a Net Loss of $0 during 2008, the same as Fiscal 2007.

The number of shares of our common stock changed from Fiscal 2007 to Fiscal 2008 so that, as December 31, 2007 we had 6,922,470 shares outstanding. This compares to 73,034,283 shares outstanding as of December 31, 2008.

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

Safe Harbor for Forward-Looking Statements

This Form 10-K contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-K, including those set forth in Section 1A entitled "Risk Factors." In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-K or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

Liquidity and Capital Resources

As of December 31, 2008 we had Total Current Liabilities of $0 compared to $0 as of December 31, 2007.

We lack liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. We remain dependent upon our President, Ralph M. Amato for funds needed to pay all accounting, auditing, corporate franchise taxes, preparation of all corporate income tax returns, and other expenses needed to sustain our mere existence as a corporate enterprise. There can be no assurance that anyone will continue to support us by making loans or advancing funds to us in support of our financial needs.

As a result, on December 31, 2008, we had no assets.

Impact of Inflation

Because of our current status, we do not believe that inflation had a significant impact on our sales or profits.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in this Form 10-K, any purchaser of our common stock should also consider the following risk factors:

Risks Related to Our Status

We are a "Shell Company."

We are considered a "shell company" under the definitions applied by the U.S. Securities and Exchange Commission. As a result, our Common Stock will not likely have any sustained liquidity and trading volumes, due to our reverse stock split (approved on March 7, 2008) will likely remain limited.

We have no Assets or Business.

We emerged from bankruptcy and we have no assets or business. While we remain hopeful that we may be able to develop or acquire a controlling interest in a business, there can be no assurance that we will be able to undertake these efforts or if we do, that our existing stockholders will not incur immediate and substantial dilution.

We have only one Part-time Officer and Director.

Our only officer and Director is Ralph M. Amato, our founder and ""supreme leader" who also owns 70,000,000 of the 73,034,283 shares of our Common Stock outstanding. While Mr. Amato has other business interests and is only able to devote a limited amount of time to our corporate affairs, we remain dependent upon him for all management of our affairs and his ability to financially support the Company.

We Need Capital & We Have No Record of Success

If we are to develop a business, we would need to raise additional capital. We have not received any indications that any third party is prepared to provide us with additional capital and there can be no assurance that such additional capital is forthcoming at any time in the near future. Further, we have an unbroken record of losses and we have no record of achieving any success in operating a business.

Risks of Our Common Stock

Current Recessionary Environment

Our Common Stock, represents shares of a company that has no business or assets and it likely is viewed as a "nano-cap" stock. Given the current recessionary economic environment and the limited interest and ability of investors to invest in "high risk" ventures, it is very unlikely that we will attract any real interest from any investment group or other interest from persons who seek to have their company become acquired by a "shell company" such as us. For these and other reasons, any purchase of our Common Stock involves HIGH LEVEL OF RISK and is not suitable for anyone who cannot afford the total loss of their investment.

Economic Cycles & High Risk Securities

While the term of most post-World War II recessions have averaged 9-11 months, the current recession is likely to last much longer given the financial collapse of many large and well-known banks and other financial institutions, the dramatic decline in the value real estate assets, and for other reasons. As a result, it is unlikely that our Common Stock will attract any interest from the trading market at any time in the near future and not until the current economic recession has ended and expansionary economic conditions return.

Absence of any Real Trading Market for Our Common Stock

Trading in our Common Stock is limited and sporadic and there is no basis to believe that any liquid trading market will develop or if it does develop, that it can be sustained.

For these and other reasons, our Common Stock is not suitable for any investor who seeks to preserve their investment capital and who is not willing to accept the total loss of their investment.

Item 8.  Financial Statements and Supplementary Data

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during our year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters, and Corporate Governance.

Directors and Executive Officers

The Company's By-laws authorize four directors. Currently the Company has only one Director and intends, as opportunities become available, to identify additional directors to serve on the Company's Board of Directors. The Directors serve until the next annual meeting of shareholders or until their successors are elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	58	President, Chairman, & Chief Financial Officer	12/06/93

Mr. Amato may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Ralph M. Amato, age 58, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of Ventana Capital Partners, Inc., an investment banking firm located in La Jolla, California ("VCP"). VCP specializes in assisting foreign and domestic companies that are seeking to go public through alternative public offerings. VCP also assists companies with negotiating and structuring PIPE's, equity and debt financings. From November 1988 to November 1990, Mr. Amato was an Account Executive for PaineWebber in its San Diego, California office.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

During 2008, the Company did not pay or compensate the Company's officers or directors.

Due to the lack of cash resources, the Company did not have the funds to pay any of its officers or directors any cash compensation. In fact, the Company was dependent upon Ralph M. Amato for financial assistance to allow the Company to maintain its mere existence.

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2006 2007 2008	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:
*	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.
(1)	No stock options were issued or granted in 2008.

With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 6, 2009.

Name of Stockholder	Common Stock Held	Percentage of Total Votes Outstanding (1)

Ralph M. Amato, President, CEO, Treasurer, Chairman	70,000,000 Shares	95.85%

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2008 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)[1]	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ralph M. Amato	0 0	0%	$0 $0	- -

Footnote:
1.	The Company did not have any outstanding exercisable stock options as of December 31, 2008.

Stock Options

The Company did not grant or issue any stock options in 2006, 2007, or 2008. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 13.  Certain Relationships and Related Transactions.

     None.

Item 14.  Principal Accounting Fees and Services

(1)  Accountant Fees

The aggregate fees billed for the 2008 fiscal year for professional services rendered by our accountants, Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $5,000.

The aggregate fees billed for the 2007 fiscal year for professional services rendered by Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $5,000.

There were no fees billed for the 2007 and 2008 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2007 and 2008 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

There were no other fees billed for the 2007 and 2008 fiscal year for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

Item 15.  Exhibits and Reports on Form 8-K

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

BoysToys.com, Inc.

(Registrant): ENVIRONMENTAL CREDITS, LTD.

By: /s/Ralph M. Amato	Date: April 6, 2009
Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato	Date: April 6, 2009
Ralph M. Amato Chairman

Item 1. Financial Statements

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
DECEMBER 31, 2008

Stan J. H. Lee, CPA
2160 North Central Rd. Suite 203t Fort Lee t NJ 07024
P.O. Box 436402 t San Ysidro t CA t 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Environmental Credits, Ltd. as of December 31, 2008 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Credits, Ltd. as of December 31, 2008, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's lack of operating business and revenue from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
Fort Lee, NJ 07024

March 31, 2009

Registered with the Public Company Accounting Oversight Board Member of NJ State Society of Certified Public Accountants
- F 1 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; zero and 3,650,000 issued and outstanding as of December 31, 2008 and 2007, respectively)	0	13,997
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 73,034,283 and 6,922,470 as of December 31, 2008 and 2007, respectively)	730,342	69,225
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	9,535,158
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements

See Notes To Consolidated Financial Statements.
- F 2 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 12-months period ended December 31,		Cumulative Since May 2, 2006 Inception of Development Stage

	2008	2007

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes To Consolidated Financial Statements.
- F 3 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497					0

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)			0

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,225	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,225	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes To Consolidated Financial Statements.
- F 4 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 12-months period ended December 31,		Cumulative Since May 2, 2006 Inception of Development Stage

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$0	$0	$0
Non-cash operating activities included in deficit accumulated :
Amortization and depreciation	0	0	0
(Increase) decrease in assets :	0	0	0
Increase (decrease) in liabilities :	0	0	0

Net cash provided by (used in) operating activities	0	0	0

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0	0	0

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0	0	0

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0	$0	$0

Income taxes	$0	$0	$0

See Notes To Consolidated Financial Statements.
- F 5 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

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

During 1998 Wagg changed its name to AEI. On December 29, 1998, AEI changed its name to BoysToys.Com, Inc. and again to. Environmental Credits LTD (the "Company") on March 7, 2008.

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

- F 6 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

NOTE 1 - ORGANIZATION AND BUSINESS (continued)

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

The Company's Board of Directors has directed the Company's officers to complete the necessary steps for the Reverse Split and the filing of the documents for the amendments to the Company's Articles of Incorporation. As of the date of this Form 10-Q, The Record Date has been determined as October 23, 2008 as the official Record Date and the Company filed the required Form 8-K on October 27, 2008 to report these changes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RMA of San Francisco, Inc. and AEI Nevada. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at December 31, 2008 Actual results could differ from those estimates.

- F 7 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

- F 8 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

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

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2008

Deferred tax assets:

Tax benefit of Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets		1,900,000
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2008, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

- F 9 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

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

- F 10 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008

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

There were no subsequent events.

- F 11 -