Form 10-Q
period 2009-03-31
BOYSTOYS COM INC
filed 2009-05-20
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________________ to _____________________

Commission file number: 333-102555

Environmental Credits, Ltd. (Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Office - Zip Code)

(619) 895-6900 (Registrant's telephone number, including area code)

___________________________________ (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes _X_     No ___

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  On May 18, 2009, 73,034,283 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

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

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 Fort Lee, NJ 07024
Mailing address: P.O. Box 436402 San Ysidro CA 92143-9402
619-623-7799 Fax 619-564-3408 E-mail Stan2u@gmail.com

Report Of Independent Registered Public Accounting Firm

To the Board of Directors of
Environmental Credits, Ltd.

We have reviewed the accompanying consolidated balance sheets of Environmental Credits, Ltd. as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-months period then ended. These financial statements are the representation of the management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
___________________
Stan J.H. Lee, CPA

May 12 th, 2009
Fort Lee, NJ 07024

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of CPAs

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and 3,650,000 issued and outstanding as of December 31, 2008 and 2007, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of March 31, 2009 and December 31, 2008, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended March 31		Cumulative Since May 2, 2006 ( beginning date of year of bankruptcy discharge) to March 31, 2009 Stage

	2009	2008

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3-months period ended December 31		Cumulative Since May 2, 2006 ( beginning date of year of bankruptcy discharge) to March 31, 2009 Stage

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2009

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Quarter Ended March 31, 2009

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of March 31, 2009, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2009

NOTE 4 - SHAREHOLDERS' EQUITY (continued)

Conversion of common to preferred Shares (continued)

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

NOTE 6 - GOING CONCERN

The Company was discharged from bankruptcy in May 2007 and all assets were liquidated to satisfy the obligations as set forth by the bankruptcy court. The Company has engaged in no business activities since and the auditors' included this disclosure. Management believes that now that the bankruptcy proceedings are complete the Company will have a public company "shell" that they can use to pursue other business ventures.

Now that the Company has been discharged from bankruptcy Management plans to pursue other business ventures that may include raising additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in its attempt to raise additional capital through any type of offering.

NOTE 7 - SUBSEQUENT EVENTS

There were no subsequent events.

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

On March 7, 2008, the Company held it's first-ever stockholders' meeting. At the meeting, the Company's stockholders approved the following actions:

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

The Company later completed the Reverse Split and the number of shares of the Company's Common Stock outstanding was reduced by a factor of one new share for each two hundred shares outstanding (before giving effect to rounding to the next whole share) and subsequently the Company filed Form 8-K in connection with the Reverse Split and the change of the Company's name.

Notwithstanding these actions, the Company has minimal financial resources and its very existence as a corporate enterprise can not be assured. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company's loyal stockholders and its former employees. The Company's former employees, in particular, loyally supported the Company prior to and after the Company's bankruptcy filings. Some of these employees also acquired the Company's Common Stock and the Company is grateful for the support of employees and stockholders alike.

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

First Quarter Ending March 31, 2009 vs. First Quarter Ending March 31, 2008

During the first quarter ending March 31, 2009 (the "First Quarter 2009") we recorded revenues of $0. This compares to the second quarter ending March 31, 2008 when we recorded revenues of $0. At the same time, during the First Quarter 2009 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the First Quarter 2008.

As a result, during First Quarter 2009 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the First Quarter 2008.

During the First Quarter 2009 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the First Quarter 2008, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the First Quarter 2009 compared to $0 as Net Income during the First Quarter 2008.

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

The Company is controlled by its founder and sole officer and director, Ralph M. Amato

Of the 73,034,283 shares of our Common Stock outstanding, 70,000,000 shares are owned by Ralph M. Amato, our founder, President, Secretary, Treasurer, and sole Director. As a result, any person who acquires our Common Stock will have no real ability to influence or control our affairs.

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

Changes in Internal Control over Financial Reporting

While we have minimal financial resources, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4)   Control by Ralph M. Amato.

As a result of the issuance of the Series A Preferred Stock, control over our Company passed to Ralph M. Amato who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Mr. Amato owns 70,000,000 shares of our Common Stock (out of 73,034,283 shares outstanding), he effectively controls the Company. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

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

None.

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

ENVIRONMENTAL CREDITS, LTD.

Date: May 18, 2009	BY: ____________________________
RALPH M. AMATO
Chief Executive Officer

Date: May 18, 2009	BY: ____________________________
RALPH M. AMATO
Chief Financial Officer

