Form 10-Q
period 2009-06-30
BOYSTOYS COM INC
filed 2009-08-13
CIK 931799

MB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden Hours per response: 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________to______________________________________

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
On June 30, 2009, 3,650,000 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Stan J.H. Lee, CPA 2160 North Central Rd. Suite # 203 ● Fort Lee ● NJ 07024 Mailing address: P.O. Box 436402 San Ysidro CA 92143-9402 619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Environmental Credits, Ltd.

We have reviewed the accompanying condensed consolidated balance sheets of Environmental Credits, Ltd. as of June 30, 2009, and the related consolidated statements of operations and cash flows for the six-months period then ended. These financial statements are the representation of the management .

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) , the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 7 th, 2009 Fort Lee, NJ 07024

Registered with the Public Company Accounting Oversight Board Member of New Jersey Society of CPAs
2

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; zero and 3,650,000 issued and outstanding as of December 31, 2008 and 2007, respectively)	0	0
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of March 31, 2009 and December 31, 2008, respectively)	730,342	730,342
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements
3

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENT OF OPERATIONS

	For the 6-months period ended June 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2009 Stage

	2009	2008

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0
Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes to Consolidated Financial Statements
4

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENT OF CASH FLOWS

	For the 6-months period ended June 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2009 Stage

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements
5

ENVIRONMENTAL CREDITS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009

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
As of June 30, 2009

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
As of June 30, 2009

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
As of June 30, 2009

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Quarter Ended June 30, 2009

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2009, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009

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

On March 7, 2008, the Company held it's first-ever stockholder's meeting. At the meeting, the Company's stockholders approved the following actions:

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

Subsequently, the Company completed reverse split of the Company's Common Stock.

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

First Six Months of 200 vs. First Six Months of 2008

During the six months ending June 30, 2009 (the "First Six Months of 2009") we recorded revenues of $0. This compares to the six months ending June 30, 2008 (the "First Six Months of 2008") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as a public "shell company."

We recorded $0 in General, and administrative expenses during the First Six Months of 2009 compared to $0 in General and administrative expenses during the First Six Months of 2008.

As a result, during the First Six months of 2009 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Six Months of 2008.

However, during the First Six Months of 2009, we recorded no other expenses or gains and during the First Six Months of 2008, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Six Months of 2009 and the First Six Months of 2008.

Second Quarter Ending June 30, 2009 vs. Second Quarter Ending June 30, 2008

During the second quarter ending June 30, 2009 (the "Second Quarter 2009") we recorded revenues of $0. This compares to the second quarter ending June 30, 2008 (the "Second Quarter 2008") when we recorded revenues of $0. At the same time, during the Second Quarter 2009 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Second Quarter 2008.

As a result, during Second Quarter 2009 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Second Quarter 2008.

During the Second Quarter 2009 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Second Quarter 2008, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Second Quarter 2009 compared to $0 as Net Income during the Second Quarter 2008.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

1)	The market price of our common stock may fluctuate significantly.
The market price of our common shares may fluctuate significantly in response to factors, many of which are beyond our control, such as:
	●	the announcement of new technologies by us or our competitors;
	●	quarterly variations in our and our competitors' results of operations;
	●	changes in earnings estimates or recommendations by securities analysts;
	●	developments in our industry;
	●	general market conditions and other factors, including factors unrelated to our own operating performance;
	●	changing regulatory exposure, laws, rules and regulations which may change; and
	●	tax incentives and other changes in the tax code.

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

As a result of the issuance of the Series A Preferred Stock, control over our Company passed to Ralph M. Amato who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Mr. Amato owns 70,000,000 shares of our Common Stock, he effectively controls the Company. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

ENVIRONMENTAL CREDITS, LTD.

Date: August 12, 2009	BY: /s/Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date: August 12, 2009	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer

