Form 10-Q
period 2009-09-30
Environmental Credits Ltd
filed 2009-11-12
CIK 931799

MB APPROVAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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
On September 30, 2009, 34,283 shares of the issuer's common stock were outstanding.

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

As used herein, the term "the Company," "we," "us," and "our" refer to Environmental Credits, Ltd., a Delaware corporation unless otherwise noted.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value ( 10,000,000 authorized; zero and 3,650,000 issued and outstanding as of September 30, 2009 and December 31, 2008)	0	0
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of September 30, 2009 and December 31, 2008)	730,342	730,342
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended September 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30,

	2009	2008	2009

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3-months period ended September 30,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30,

	2009	2008	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :
Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)			0

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

	For the Quarter Ended September 30, 2009

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2009, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2009

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

Environmental Credits, Ltd., a Delaware corporation, (the "Company"), was originally incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp. Later we changed our name in January 1998 to Alternative Entertainment, Inc. and then later in December 1998 we changed it again to BoysToys.com, Inc.

On May 8, 2001, we filed a petition with the United States Bankruptcy Court for the Northern District of California for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate our long-term lease for our then-existing upscale gentlemen's club in San Francisco, California (the "Club").

On September 12, 2002, the United States Bankruptcy Court for the Northern District of California transferred the Club and all of our assets and operations from us. Thus, from September 12, 2002 through the present, we did not have and does not have any assets or operations. Our prior proposed plan of reorganization was rejected by the Court. Currently, we have no assets or operations and we are a mere "public shell" company.

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

Later and upon receiving notice from NASDAQ Corporate Compliance, we completed the reverse split of our Common Stock such that as of September 30, 2008, we had 34,283 shares of our Common Stock outstanding.

On November 12, 2008, our Board of Directors approved the issuance of 73,000,000 shares of our Common Stock in connection with the conversion of 3,650,000 shares of our Series A Preferred Stock. An aggregate of 70,000,000 shares of our Common Stock were issued to Ralph M. Amato, our President, Chairman, Secretary, and Treasurer upon conversion of 3,500,000 shares of our Series A Preferred Stock held by him and another 3,000,000 shares of our Common Stock were issued to another stockholder upon conversion of 150,000 shares of our Series A Preferred Stock held by that stockholder (See the narrative below on the "Conversion Transaction Issuance").

Notwithstanding these actions, we have minimal financial resources and our very existence as a corporate enterprise can not be assured. We have continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to our loyal stockholders and hundreds of loyal former employees. Many of these persons have remained loyal followers of the Company and to each of them the Company extends the warmest wishes of the Company's founder, Ralph M. Amato.

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

First Nine Months of 2009 vs. First Nine Months of 2008

During the nine months ending September 30, 2009 (the "First Nine Months of 2009") we recorded revenues of $0. This compares to the nine months ending September 30, 2008 (the "First Nine Months of 2008") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as a public "shell company."

We recorded $0 in General, and administrative expenses during the First Nine Months of 2009 compared to $0 in General and administrative expenses during the First Nine Months of 2008.

As a result, during the First Nine Months of 2009 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Nine Months of 2008.

However, during the First Nine Months of 2009, we recorded no other expenses or gains and during the First Nine Months of 2008, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Nine Months of 2009 and the First Nine Months of 2008.

Third Quarter Ending September 30, 2009 vs. Third Quarter Ending September 30, 2008

During the third quarter ending September 30, 2009 (the "Third Quarter 2009") we recorded revenues of $0. This compares to the third quarter ending September 30, 2008 when we recorded revenues of $0. At the same time, during the Third Quarter 2009 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Third Quarter 2008.

As a result, during Third Quarter 2009 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Third Quarter 2008.

During the Third Quarter 2009 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Third Quarter 2008, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Third Quarter 2009 compared to $0 as Net Income during the Third Quarter 2008.

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

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained control of our corporate affairs but we are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934. We have almost no assets and no business. We also now have authorized Common Stock of 300,000,000 shares. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          None

Item 3.  Defaults Upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

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

ENVIRONMENTAL CREDITS, LTD.
Date:	November 10, 2009	BY:	/s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date:	November 10, 2009	BY:	/s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer