Form 10-K
period 2009-12-31
Environmental Credits Ltd
filed 2010-03-31
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from N/A to N/A .

Commission File Number:  000-28684

Environmental Credits, Ltd.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

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
Yes  [  ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [X]     No  [  ]

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and
"smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [X]     No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
$ 54,775,712 AS OF March 16, 2010.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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
Yes  [X]     No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
73,034,283 AS OF March 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2009).

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

In January 1998 we changed our name to Alternative Entertainment, Inc. (the same name of a Nevada corporation identified below as "AEI-Nevada") previously established for the operation of the Company's business) and in December 1998 we changed our name to BoysToys.com, Inc.

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

3.  Current Financial Structure, Limited Equity, No Working Capital & Need for Additional Financing.  Currently, we have no assets, business or operations. We are a mere A public shell@ and we rely upon loans and advances from Mr. Amato, a corporate officer to pay the costs of maintaining our corporate existence. The continuing payment of these costs can not be assured. In the event that we were to enter into or acquire another business or venture, we would likely require significant new financing. In that event, our current stockholders would likely incur significant and immediate dilution with the result that our current stockholders would then hold a small and insignificant fraction of our then outstanding common stock. The increase in our authorized Common Stock to 300,000,000 shares, as approved by our stockholders on March 7, 2008, will also adversely impact the control and influence of existing stockholders. As a result, our current stockholders would lose significant control as well as further losses on their investment. There can be no assurance that we will ever receiving any additional financing and we have not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor. There can be no assurance that we will obtain any new financing or, if we are successful, that such financing can be obtained on reasonable terms in light of our current circumstances.

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

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2008. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2009, the Company had two market makers.

2008	High ($)	Low ($)

1st Quarter	$ 0.01	$ 0.01
2nd Quarter	$ 0.01	$ 0.01
3rd Quarter	$ 0.01	$ 0.0001
4th Quarter	$ 0.01	$ 0.0001

2009

1st Quarter	$5.00	$ 0.06
2nd Quarter	$5.00	$ 0.06
3rd Quarter	$5.00	$ 0.06
4th Quarter	$5.00	$ 0.06

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

The number of shareholders of record of Common Stock on December 31, 2009 was approximately 769.

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

Fiscal 2008 vs. Fiscal 2008

During the twelve months ending December 31, 2009 ("Fiscal 2009"), our Revenues were $0 which compares to the Company's Revenues of $0 for the twelve month period ending December 31, 2008 ("Fiscal 2008"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of our business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, we had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

Cost of Sales for Fiscal 2009 was $0 compared to Fiscal 2008 when Cost of Sales was $0. The lack of any Cost of Sales was primarily due to the cessation of our business and operations on September 12, 2002.

We recorded $0 in General and Administrative Expenses in Fiscal 2009 compared to $0 in General and Administrative Expenses in Fiscal 2008. These expenses are typically composed of: office and management expenses; and accounting, legal, and other general and administrative expenses.

During both Fiscal 2009 and Fiscal 2008, we had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

We also recorded a Net Loss of $0 during Fiscal 2009, the same as Fiscal 2008.

The number of shares of our common stock changed from Fiscal 2009 to Fiscal 2007 so that, as December 31, 2009 we had 73,034,274 shares outstanding. This compares to 73,034,283 shares outstanding as of December 31, 2008.

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

Liquidity and Capital Resources

As of December 31, 2009 we had Total Current Liabilities of $0 compared to $0 as of December 31, 2008.

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

As a result, on December 31, 2009, we had no assets.

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

Our only officer and Director is Ralph M. Amato, our founder and "supreme leader" who also owns 70,000,000 of the 73,034,283 shares of our Common Stock outstanding. While Mr. Amato has other business interests and is only able to devote a limited amount of time to our corporate affairs, we remain dependent upon him for all management of our affairs and his ability to financially support the Company.

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

Name	Age	Position	Date Elected
Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	59	President, Chairman, & Chief Financial Officer	12/06/93

Mr. Amato may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Ralph M. Amato, age 59, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of Ventana Capital Partners, Inc., an investment banking firm located in La Jolla, California ("VCP"). VCP specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and China. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

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

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation ($)(i)

Ralph M. Amato Chairman, President and CFO	2007 2008 2009	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnotes:
*	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.
(1)	No stock options were issued or granted in 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 16, 2010.

Name of Stockholder	Common Stock Held	Percentage of Total Votes Outstanding (1)

Ralph M. Amato, President, CEO, Treasurer, Chairman	70,000,000 Shares	95.85%

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2008 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)(1)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ralph M. Amato	0 0	0%	$0 $0	- -

Footnote:
1.	The Company did not have any outstanding exercisable stock options as of December 31, 2009.

Stock Options

The Company did not grant or issue any stock options in 2007, 2008, or 2009. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accounting Fees and Services

(1)     Accountant Fees

The aggregate fees billed for the 2009 fiscal year for professional services rendered by our accountants, Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $0.

The aggregate fees billed for the 2007 fiscal year for professional services rendered by Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $0.

There were no fees billed for the 2008 and 2009 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2008 and 2009 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

There were no other fees billed for the 2008 and 2009 fiscal year for products and services provided by the principal accountant, other than the services reported above.

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

(Registrant):
ENVIRONMENTAL CREDITS, LTD.

By: /s/Ralph M. Amato Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer	Date: March 16, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Ralph M. Amato Ralph M. Amato Chairman	Date: March 16, 2010

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203t Fort Lee t NJ 07024
P.O.Box 436402 t San Ysidrot CA 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Environmental Credits, Ltd. as of December 31, 2009 and 2008 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Credits, Ltd. as of December 31, 2009 and 2008, and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

_____________________
Stan J.H. Lee, CPA
Fort Lee, NJ 07024

March 25, 2010

Registered with the Public Company Accounting Oversight Board
Member of NJ State Society of Certified Public Accountants

- F 1 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	As of

	December 31, 2009	December 31, 2008

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	0	0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Common Stock, $.01 par value (300,000,000 shares authorized; issued and outstanding: 73,034,283 as of December 31, 2009 and 2008)	730,342	730,342
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements

- F 2 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,		Cumulative Since May 2, 2007 (beginning date of year of bankruptcy discharge) to December 31, 2009

	2009	2008

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283

See Notes to Consolidated Financial Statements

- F 3 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) STATEMENTS OF SHAREHOLDERS' DEFICIT (Going Concern Basis) For the Year Ended December 31, 2009

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497					0

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)			0

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements

- F 4 -

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,		Cumulative Since May 2, 2007 (beginning date of year of bankruptcy discharge) to December 31, 2009

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$0	$0	$0
Non-cash operating activities included in deficit accumulated :

Net cash provided by (used in) operating activities	0	0	0

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0	0	0

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0	0	0

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0	$0	$0

Income taxes	$0	$0	$0

See Notes to Consolidated Financial Statements

- F 5 -

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2009

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

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Year Ended December 31, 2009

Deferred tax assets:

Net operating loss carry-forwards		$9,554,379
Other		- 0 -

Gross deferred tax assets		3,248,500
Valuation allowance		(3,248,500)

Net deferred tax assets	$	- 0 -

As of December 31, 2009, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,248,500, which expire through 2029. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including March 25, 2010 which is the date the statements were avaialble for issuance and determined there's no reportable subsequent events.