Form 10-Q
period 2010-03-31
Environmental Credits Ltd
filed 2010-05-18
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________________ to _____________________

Commission file number: 333-102555

Environmental Credits, Ltd. (Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		33-0824801 (I.R.S. Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
On May 14, 2010, 73,034,283 shares of the issuer's common stock were outstanding

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

As used herein, the term "the Company," "we," "us," and "our" refer to Environmental Credits, Ltd., a Delaware corporation unless otherwise noted.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and zero issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of March 31, 2010 and December 31, 2009, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended March 31		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to March 31, 2010 Stage

	2010	2009

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) STATEMENTS OF SHAREHOLDERS' DEFICIT (Going Concern Basis) For the Year Ended December 31, 2009

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497					0

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)			0

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2010	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$-	$-

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3-months period ended March 31,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to March 31, 2010 Stage

	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

		For the Quarter Ended March 31, 2010

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of March 31, 2010, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

Conversion of Preferred to Common Shares

In December of 2009 all of the Series A Preferred Stock was converted into 73,000,000 common shares of stock.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2010

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

First Quarter Ending March 31, 2010 vs. First Quarter Ending March 31, 2009

During the first quarter ending March 31, 2010 (the "First Quarter 2010") we recorded revenues of $0. This compares to the first quarter ending March 31, 2009 (the "First Quarter 2009") when we recorded revenues of $0. At the same time, during the First Quarter 2010 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the First Quarter 2009.

As a result, during First Quarter 2010 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the First Quarter 2009.

During the First Quarter 2010 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the First Quarter 2009, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the First Quarter 2010 compared to $0 as Net Income during the First Quarter 2009.

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

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital. We have no assets, no financial resources, and no business. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances.

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

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained oversight over our corporate affairs but we are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934. We have almost no assets and no business. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. We have no assets and no business. Our auditors issued a "going concern" qualification relative to our December 31, 2009 financial statements. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting

While we have minimal financial resources, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3)   Limited Financial Resources and Future Dilution

We are a "shell company" and we have no financial resources. While we that we may be able to find or develop opportunities appropriate to our circumstances, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances.

4)   Control by Ralph M. Amato.

As a result of the issuance of the Series A Preferred Stock, control over our Company passed to Ralph M. Amato who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Mr. Amato owns 70,000,000 shares of our Common Stock (out of 73,034,283 shares outstanding), he effectively controls the Company. The 70,000,000 shares that he owns were acquired upon his conversion of the Company's Series A Preferred Stock. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

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

ENVIRONMENTAL CREDITS, LTD.

Date: May 14, 2010	BY: ____________________________
RALPH M. AMATO
Chief Executive Officer

Date: May 14, 2010	BY: ____________________________
RALPH M. AMATO
Chief Financial Officer

