Form 10-Q
period 2010-06-30
Environmental Credits Ltd
filed 2010-08-12
CIK 931799

MB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden Hours per response 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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
On June 30, 2010, 73,034,283 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Stan J.H. Lee, CPA
2160 North Central Rd. Suite # 203 •  Fort Lee •  NJ 07024
Mailing address: P.O. Box 436402 •  San Ysidro •  CA •  92143-6402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Environmental Credits, Ltd.

We have reviewed the accompanying condensed consolidated balance sheets of Environmental Credits, Ltd. as of June 30, 2010, and the related consolidated statements of operations and cash flows for the six-months period then ended. These financial statements are the representation of the management.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee
Stan J.H. Lee, CPA

August 9th, 2010
Fort Lee, NJ 07024

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of CPAs

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; none issued)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of March 31, 2010 and December 31, 2009, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended June 30		For the 6-months period ended June 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2010 Stage

	2010	2009	2010	2009

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

Depreciation & Amortization	0	0	0	0	0
General & Administrative Expenses	0	0	0	0	0

Total General & Administrative Expenses	0	0	0	0	0

Operating Income (Loss)	0	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0	0
Loss on Sale of Assets	0	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0	0

Total Other Income (Expenses)	0	0	0	0	0

Deficit Before Income Taxes	0	0	0	0	0

Provision for Income Taxes	0	0	0	0	0

Net Income (Loss)	$0	$0	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	6,922,470	73,034,283	6,922,470

Post 200 for 1 reverse split on Oct 23, 2008	34,274		34,274

Net income (loss) per diluted share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283	73,034,283	73,034,283

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 6-months period ended June 30,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2010 Stage

	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2010

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Quarter Ended June 30, 2010

Deferred tax assets:

Net operating loss carry-forwards		$3,344,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(3,344,000)

Net deferred tax assets	$	- 0 -

As of June 30, 2010, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2010

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

On May 8, 2001, the Company filed a petition with the United States Bankruptcy Court for the Northern District of California for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company= s long-term lease for the Company= s then-existing upscale gentlemen's club in San Francisco, California (the "Club").

On September 12, 2002, the United States Bankruptcy Court for the Northern District of California transferred the Club, all of the Company= s assets and operations from the Company. Thus, from September 12, 2002 through the present, the Company did not have and does not have any assets or operations. The Company= s prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere A public shell@ company.

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

On March 7, 2008, the Company held it's first-ever stockholder's meeting. At the meeting, the Company's stockholders approved the following actions:

(A)

the proposed reverse split of the Company= s Common Stock (par value $0.01) so that upon effectuation of the split, one New Share (of the Company= s Common Stock) will be issued for each two hundred (200) shares of the Company= s Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the "Reverse Split");

(B)	the proposed the amendment to the Company= s Certificate of Incorporation to change the Company= s name from BoysToys.com, Inc. to Environmental Credits, Ltd.;

(C)	the proposed appointment of Stan Lee, CPA as the Company= s independent auditor; and

(D)

the proposed amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

Subsequently, the Company completed reverse split of the Company's Common Stock.

Notwithstanding these actions, the Company is effectively insolvent and its very existence as a corporate enterprise can not be assured. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company's loyal stockholders and its former employees.

Since May 8, 2001 we have been insolvent and we remain insolvent.

Our Circumstances as an insolvent "Shell Company"

We are an insolvent "shell company" (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934). To the extent that we may be able, we may undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined.

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

Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management= s estimates, the Company= s financial condition and results of operations could be materially impaired.

First Six Months of 2010 vs. First Six Months of 2009

During the six months ending June 30, 2010 (the "First Six Months of 2010") we recorded revenues of $0. This compares to the six months ending June 30, 2009 (the "First Six Months of 2009") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as an insolvent public "shell company."

We recorded $0 in General, and administrative expenses during the First Six Months of 2010 compared to $0 in General and administrative expenses during the First Six Months of 2009.

As a result, during the First Six months of 2010 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Six Months of 2009.

However, during the First Six Months of 2010, we recorded no other expenses or gains and during the First Six Months of 2009, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Six Months of 2010 and the First Six Months of 2009.

Second Quarter Ending June 30, 2010 vs. Second Quarter Ending June 30, 2009

During the second quarter ending June 30, 2010 (the "Second Quarter 2010") we recorded revenues of $0. This compares to the second quarter ending June 30, 2009 (the "Second Quarter 2009") when we recorded revenues of $0. At the same time, during the Second Quarter 2010 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Second Quarter 2009.

As a result, during Second Quarter 2010 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Second Quarter 2009.

During the Second Quarter 2010 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Second Quarter 2009, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Second Quarter 2010 compared to $0 as Net Income during the Second Quarter 2009.

Liquidity and Capital Resources

We have no working capital, no liquidity, and we are effectively insolvent. We continue to closely monitor our cash outlays. We remain dependent upon Ralph M. Amato, our sole officer and director, for all of our financial needs, including, but not limited to, the costs of our corporate and securities compliance. We cannot assure you that we will continue as a corporation or that if we do, that we can continue to meet our obligations under our federal securities laws.

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

Risks Related to the Company's Operations

We are an insolvent "shell company" and we will likely require significant additional capital.

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital. We are insolvent and we have no certain prospect of ensuring our continued existence as a company. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances. In the event that we achieve any success in raising capital or acquiring or establishing a business, all of our existing stockholders will likely incur immediate and dramatic dilution relative to their percentage ownership of the Company.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

In General. The purchase of shares of our common stock is very speculative and involves a very high degree of risk. As a small insolvent shell company, our status as a shell company and the significant uncertainties of any future business organization and structure all involve elements of monumental risk. In many instances, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. Any person who acquires our Common Stock should be prepared to lose all of their investment.

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

3)	Insolvency, Limited Financial Resources and Future Dilution

We are an insolvent "shell company" and we have limited financial resources. While we that we may be able to find or develop opportunities appropriate to our circumstances, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances.

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

ENVIRONMENTAL CREDITS, LTD.

Date: August 11, 2010	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date: August 11, 2009	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer

