Form 10-Q
period 2010-09-30
Environmental Credits Ltd
filed 2010-11-15
CIK 931799

MB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden Hours per response 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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
On September 30, 2010, 73,034,283 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and 3,650,000 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of September 30, 2010 and December 31, 2009, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended September 30		For the 9-months period ended September 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30, 2010 Stage

	2010	2009	2010	2009

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

Depreciation & Amortization	0	0	0	0	0
General & Administrative Expenses	0	0	0	0	0

Total General & Administrative Expenses	0	0	0	0	0

Operating Income (Loss)	0	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0	0
Loss on Sale of Assets	0	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0	0

Total Other Income (Expenses)	0	0	0	0	0

Deficit Before Income Taxes	0	0	0	0	0

Provision for Income Taxes	0	0	0	0	0

Net Income (Loss)	$0	$0	$0	$0	$0

Net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283	73,034,283	73,034,283

Post 200 for 1 reverse split on Oct 23, 2008	34,274	34,274	34,274	34,274

Net income (loss) per diluted share	$0.00	$0.00	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283	73,034,283	73,034,283

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, September 30, 2010	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9-months period ended September 30,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30, 2010 Stage

	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2010

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2010

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

Development Stage Company

The Company complies with Statement of Financial Accounting Standard FASB ASC No. 915 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with FASB No. 718.

Share-Based Payment.

Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. FASB ASC No. 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended September 30, 2010.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC No. 360, Accounting for the Impairment or Disposal of Long- lived Assets. Under FASB ASC No. 360, property, plant and equipment are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Basic Loss Per Share

In accordance with FASB ASC No. 260, Earnings Per Share, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Accounting Standard Codification

The Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (the Codification or ASC) on July 1, 2009 (which became effective for interim and annual periods ending after September 15, 2009). The Codification changes the way that accounting principles generally accepted in the United States (U.S. GAAP) are referenced. Beginning on that date the Codification officially became the single source of authoritative non-governmental U.S. GAAP. The change affects the way the Company refers to U.S. GAAP in its financial statements and accounting policies. All existing standards that were use to create the Codification were superseded. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted and applied the provisions of the ASC and has eliminated references to pre-ASC accounting standards throughout its financial statements. The adoption of this new guidance did not impact the Company's financial position or results of operations.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2010

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Quarter Ended September 30, 2010

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2010, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of September 30, 2010

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

Our Circumstances as an insolvent "Shell Company"

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

First Nine Months of 2010 vs. First Nine Months of 2009

During the nine months ending September 30, 2010 (the "First Nine Months of 2010") we recorded revenues of $0. This compares to the nine months ending September 30, 2009 (the "First Nine Months of 2009") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as a public "shell company."

We recorded $0 in General, and administrative expenses during the First Nine Months of 2010 compared to $0 in General and administrative expenses during the First Nine Months of 2009.

As a result, during the First Nine Months of 2010 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Nine Months of 2009.

However, during the First Nine Months of 2010, we recorded no other expenses or gains and during the First Nine Months of 2009, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Nine Months of 2010 and the First Nine Months of 2009.

Third Quarter Ending September 30, 2010 vs. Third Quarter Ending September 30, 2009

During the third quarter ending September 30, 2010 (the "Third Quarter 2010") we recorded revenues of $0. This compares to the third quarter ending September 30, 2009 when we recorded revenues of $0. At the same time, during the Third Quarter 2010 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Third Quarter 2009.

As a result, during Third Quarter 2010 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Third Quarter 2009.

During the Third Quarter 2010 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Third Quarter 2009, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Third Quarter 2010 compared to $0 as Net Income during the Third Quarter 2009.

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

Our Common Stock is traded on the Bulletin Board only a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENVIRONMENTAL CREDITS, LTD.

Date: November 9, 2010	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date: November 9, 2010	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer

