Form 10-K
period 2010-12-31
Environmental Credits Ltd
filed 2011-03-30
CIK 931799

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________________________to____________________________

Commission File Number: 000-28684

Environmental Credits, Ltd. (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0824801 (I.R.S. Employer Identification No.)

5782 Caminito Empresa, La Jolla, California 92037 (Address of Principal Executive Offices) (Zip Code)

(619) 895-6900 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock (par value $0.001)	Name of Exchange On Which Registered _______________________________

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
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $ 121,371.32 AS OF March 28, 2011.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Yes [X] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 73,034,283 as of March 28, 2011.

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

As a result of the Reverse Split and the conversion of 150,000 shares of our Series A Preferred Stock previously issued to a non-affiliate stockholder, we have 3,034,283 shares of our Common Stock that are "freely tradable securities" and the balance or 70,000,000 shares of our Common Stock are "restricted securities" (as both of these terms are used in the Securities Act of 1933). All of the 70,000,000 shares are held and owned by our President, founder (and "supreme leader"), Ralph M. Amato.

Notwithstanding these actions, we have minimal financial resources and our very existence as a corporate enterprise can not be assured. We have continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to our loyal stockholders and our former employees, especially the extraordinarily beautiful employees who worked at our Club.

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

On February 15, 2008, the Securities and Exchange Commission adopted amendments to Rule 144 which included the amendment to Rule 144(i). This change, among other changes, adversely impacts our ability to undertake any acquisitions and our ability to attract additional capital since we are a "shell company" within the meaning of Rule 144(i) of the Securities Act of 1933. As a result, stockholders who own or hold restricted securities are not able to assert a claim to the exemption to the registration requirements of Section 5 of the Securities Act of 1933 provided by Rule 144 there under.

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

On September 17, 2007, we entered into a Letter of Intent with GHG Trading Platforms, Inc. ("GHG"). The terms of the Letter of Intent are set forth in the Company's Form 8-K that was filed September 20, 2007. In general, the Letter of Intent contemplated that we would complete negotiations with GHG for a contemplated acquisition transaction. While the Letter of Intent contained the usual and customary qualification that the Letter of Intent was a mere expression of intent and that it was not binding as a contract, we and GHG have not completed the negotiations with respect the contemplated acquisition. For these reasons, we have determined that the acquisition has been abandoned by GHG; we do not anticipate that any transaction with GHG will be forthcoming.

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

4.  Limited Public Market . There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. Currently, 3,034,283 shares of our Common Stock are "freely tradable securities" (as that term is used in the Securities Act of 1933). In every respect, there can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. Further, our Common Stock is a "Penny Stock" and as such, our to gain a liquid trading market for it will be inhibited by various regulations and there can be no assurance that any liquid trading market for our Common Stock will ever develop or, if it does develop, that it can be maintained. We became a "reporting company" on January 23, 2000.

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

7.  Limited Number of Freely Tradable Shares of Common Stock. We have 73,034,283 shares of our Common Stock outstanding. Of this amount, 70,000,000 shares are "restricted securities" and are held by our President and founder, Ralph M. Amato. Another 3,000,000 shares are "freely tradable securities" and are held by a non-affiliate stockholder and the remaining 34,283 shares are "freely tradable securities" and are held by over 760 stockholders of record.

8.  Potential Dilution. In the event that we enter into or undertake efforts to acquire another business venture, we will likely incur finders' fees, investment banking fees, legal fees, and other similar costs and expenses which would likely result in further immediate, substantial, and irreversible dilution to our stockholders. Our stockholders approved an increase in the Company's authorized Common Stock to 300,000,000 common shares on March 7, 2008. Further, and the newly-revised Rule 144 of the Securities Act of 1933 as revised effective February 15, 2008, the value of the Company's Common Stock in any potential acquisition or merger transaction will likely be accorded a much lower value in view of the filing and 12 month of "periodic report" disclosure obligations that would need to be satisfied after any such transaction. For these reasons, existing stockholder can anticipate substantial and immediate dilution in view of these circumstances.

9.  One Director and Limited Oversight. We have only one Director and one officer: Ralph M. Amato. Although we believe that our Director is able to undertake and fulfill his obligations with respect to the corporate governance of the Company, we do not have an independent audit committee or any independent members of our Board of Directors and given our circumstances there is no present likelihood that we will be successful in obtaining the services of any persons who would be willing to serve as independent Directors or serve on an audit committee.

10.  Risks of Low Priced Stocks. Trading in our Common Stock is limited since our Common Stock is a Penny Stock and thereby the retail market for our Common Stock is subject to burdens that are imposed on brokers whose customers may wish to acquire the Company's Common Stock.

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

Item 4.  Reserved.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Bulletin Board And OTC Market under the symbol, "EVCL" only sporadically and with only limited and minimal interest by market makers.

Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop. While we have 73,034,283 shares of our Common Stock, only 3,034,283 shares of our Common Stock are "freely tradable securities" (as that term is used in the Securities Act of 1933) and the remaining 70,000,000 shares are "restricted securities" since they are held by our President and founder ("supreme leader"), Ralph M. Amato.

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2010. The Company's Common Stock commenced trading on October 6, 1998. As of December 31, 2010, the Company had two market makers.

2010	High ($)	Low ($)

1st Quarter	$ 5.00	$ 4.00

2nd Quarter	$ 2.00	$ 0.20

3rd Quarter	$ 2.00	$ 0.20

4th Quarter	$ 0.04	$ 0.01

2009

1st Quarter	$5.00	$ 0.06

2nd Quarter	$5.00	$ 0.06

3rd Quarter	$5.00	$ 0.06

4th Quarter	$5.00	$ 0.06

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

The number of shareholders of record of Common Stock on December 31, 2010 was approximately 769.

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

Fiscal 2010 vs. Fiscal 2009

During the twelve months ending December 31, 2010 ("Fiscal 2010"), our Revenues were $0 which compares to the Company's Revenues of $0 for the twelve month period ending December 31, 2009 ("Fiscal 2009"). The absence of revenues during both periods reflects the lack of any assets or business the transfer of our business, assets, and operations on September 12, 2002 pursuant to the order of the United States Bankruptcy Court of that date. After September 12, 2002, we had no business or operations. On October 6, 2002, the Court entered an order for a Chapter 7 dissolution and liquidation of the Company.

Cost of Sales for Fiscal 2010 was $0 compared to Fiscal 2009 when Cost of Sales was $0. The lack of any Cost of Sales was primarily due to the cessation of our business and operations on September 12, 2002.

We recorded $0 in General and Administrative Expenses in Fiscal 2010 compared to $0 in General and Administrative Expenses in Fiscal 2009. These expenses are typically composed of: office and management expenses; and accounting, legal, and other general and administrative expenses.

During both Fiscal 2010 and Fiscal 2009, we had no Depreciation and Amortization Expenses since we had no assets (the only assets shown on the balance sheet were the assets held by the Bankruptcy Trustee).

We also recorded a Net Loss of $0 during Fiscal 2010, the same as Fiscal 2009.

The number of shares of our common stock outstanding remained the same during Fiscal 2010 and Fiscal 2009: during both years we had 73,034,283 shares of our Common Stock outstanding of which 70,000,000 were "restricted securities" owned and held by Ralph M. Amato and the remaining 3,034,283 shares were "freely tradable securities" held by other non-affiliate stockholders.

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

Liquidity and Capital Resources

As of December 31, 2010 we had Total Current Liabilities of $0 compared to $0 as of December 31, 2009.

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

As a result, on December 31, 20010, we had no assets.

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

Absence of any Real Trading Market for Our Common Stock

Trading in our Common Stock is limited and sporadic and there is no basis to believe that any liquid trading market will develop or if it does develop, that it can be sustained. A total of 3,034,283 shares of our Common Stock are "freely tradable securities" (out of 73,034,283 shares of our Common Stock outstanding). However, we have been informed that trading in our Common Stock has been minimal or nonexistent over the past two years.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during our year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Ralph M. Amato 5782 Caminito Empresa La Jolla, California 92037	60	President, Chairman, & Chief Financial Officer	12/06/93

Mr. Amato may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Ralph M. Amato, age 60, is the founder of the Company and has been its President and Chairman since the December 6, 1993 incorporation of Alternative Entertainment, Inc., a Nevada corporation ("AEI-Nevada"). In August of 1998, Mr. Amato assumed the additional responsibilities of Chief Financial Officer. In addition to his position as President, Chairman, and Chief Financial Officer, Mr. Amato is also President of Ventana Capital Partners, Inc., an investment banking firm located in La Jolla, California ("VCP"). VCP specializes in assisting emerging growth companies in obtaining capital throughout the United States, Canada, and China. From November 1988 to November 1990, Mr. Amato was a Senior Account Executive for PaineWebber in its San Diego, California office.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

During 2009 and during 2010, the Company did not pay or compensate the Company's officers or directors.

Due to the lack of cash resources, the Company did not have the funds to pay any of its officers or directors any cash compensation. In fact, the Company was dependent upon Ralph M. Amato for financial assistance to allow the Company to maintain its mere existence.

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-term Compensation			All Other Compen- sation ($) (i)
					Awards		Payouts
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underlying Options/ SARs (#) (g)	LTIP Payouts ($) (h)
Ralph M. Amato Chairman, President and CFO	2008	$0	$0	$0	$0	0	$0	$0
	2009	$0	$0	$0	$0	0	$0	$0
	2010	$0	$0	$0	$0	0	$0	$0

Footnotes:
*	No other compensation was paid, accrued or received by any of the Company officers or director for any of the years shown.
(1)	No stock options were issued or granted at any time in 2008, 2009, or 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 28, 2011.

Name of Stockholder	Common Stock Held	Percentage of Total Votes Outstanding (1)
Ralph M. Amato, President, CEO, Treasurer, Chairman	70,000,000 Shares	95.85%

OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS
(2010 Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (1) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c) (1)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ralph M. Amato	0 0	0%	$0 $0

Footnote:
(1) The Company did not have any outstanding exercisable stock options as of December 31, 2009.

Stock Options

The Company did not grant or issue any stock options in 2007, 2008, or 2009. The only stock options that were granted are those that were granted in 1999 which have expired.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accounting Fees and Services

(1)  Accountant Fees

The aggregate fees billed for the 2010 fiscal year for professional services rendered by our accountants, Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $2,500.00.

The aggregate fees billed for the 2009 fiscal year for professional services rendered by Stan J.H. Lee, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $0.

There were no fees billed for the 2009 and 2010 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2009 and 2010 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

There were no other fees billed for the 2009 and 2010 fiscal year for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Before the accountant is engaged by the Company to render audit or non-audit services the engagement is approved by the Company's the board of directors acting as the audit committee.

Item 15.  Exhibits and Financial Statement Schedules

Audited Financial Statements (pages F-1 through F-12)

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

(Registrant): ENVIRONMENTAL CREDITS, LTD.

By:	/s/ Ralph M. Amato Ralph M. Amato President, Chief Executive Officer Chairman of the Board and Chief Financial Officer	Date:	March 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Ralph M. Amato Ralph M. Amato Chairman	Date:	March 28, 2011

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 t Fort Lee t NJ 07024
P.O.Box 436402 t San Ysidro t CA 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Environmental Credits, Ltd. as of December 31, 2010 and 2009 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Credits, Ltd. as of December 31, 2010 and 2009, and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's lack of operating business and revenue from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Stan J.H. Lee, CPA

_____________________
Stan J.H. Lee, CPA
Fort Lee, NJ 07024

March 27, 2011

F1

ENVIRONMENTAL CREDITS, LTD. CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

		(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and 3,650,000 issued and outstanding as of December 31, 2010 and 2009, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of December 31, 2010 and 2009, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

F2

ENVIRONMENTAL CREDITS, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended December 31,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to December 31, 2010

	2010	2009

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	6,922,470

See Notes to Consolidated Financial Statements.

F3

ENVIRONMENTAL CREDITS, LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2010	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements.

F4

ENVIRONMENTAL CREDITS, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended December 31,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to December 31, 2010 Stage

	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

F5

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2010

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

F6

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity".  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company's development stage activities.

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

F7

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

Basic Loss Per Share

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

F8

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Year Ended December 31, 2010

Deferred tax assets:

Net operating loss carry-forwards		$3,100,000
Other		- 0 -

Gross deferred tax assets		3,100,000
Valuation allowance		(3,100,000)

Net deferred tax assets	$	- 0 -

As of December 31, 2010, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

F9

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

Conversion of Preferred to Common Shares

In December of 2008 all of the Series A Preferred Stock was converted into 73,000,000 common shares of stock.

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

F10

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

F11