Form 10-Q
period 2011-03-31
Environmental Credits Ltd
filed 2011-05-13
CIK 931799

MB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden Hours per response 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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
On May 14, 2011, 73,034,283 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (a Development Stage Company) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and 3,650,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of March 31, 2011 and December 31, 2010, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (a Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the 3-months period ended March 31,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to March 31, 2011

	2011	2010

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (a Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Common stock Subscribed		Preferred Stocks		Treasury Stocks		Deficit Accumulated During Development Stage	Retained Earnings (Deficit)	Total

	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)					(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)				3,500,000	12,497

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000	1,500	(150,000)	(1,500)

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts										1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2007	6,922,470	$69,224	$9,535,158	(62,500)	$(62,500)	$3,650,000	$13,997	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)	(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2010	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

Balance, March 31, 2011	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	$-	$-	(150,000)	$(1,500)	(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (a Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3-months period ended March 31,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to March 31, 2011

	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2011

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2011

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the net reliability of assets and estimated costs to be incurred during liquidation and disclosure of contingent assets and liabilities at March 31, 2011 Actual results could differ from those estimates.

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123(R), par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123(R), par.11].

Basic Loss Per Share

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2011

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Quarter Ended March 31, 2011

Deferred tax assets:

Net operating loss carry-forwards		$1,900,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(1,900,000)

Net deferred tax assets	$	- 0 -

As of March 31, 2011, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of March 31, 2011

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

First Quarter Ending March 31, 2011 vs. First Quarter Ending March 31, 2010

During the first quarter ending March 31, 2011 (the "First Quarter 2011") we recorded revenues of $0. This compares to the first quarter ending March 31, 2010 (the "First Quarter 2010") when we recorded revenues of $0. At the same time, during the First Quarter 2010 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the First Quarter 2011.

As a result, during First Quarter 2011 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the First Quarter 2010.

During the First Quarter 2011 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the First Quarter 2010, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the First Quarter 2011 compared to $0 as Net Income during the First Quarter 2010.

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

Our Common Stock is traded on the OTC Markets only a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

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

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained oversight over our corporate affairs but we are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934. We have almost no assets and no business. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. We have no assets and no business. Our auditors issued a "going concern" qualification relative to our December 31, 2010 financial statements. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

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

Changes in Internal Control over Financial Reporting

While we have minimal financial resources, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENVIRONMENTAL CREDITS, LTD.

Date: May 13, 2011	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date: May 13, 2011	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer

