Form 10-Q
period 2011-06-30
Environmental Credits Ltd
filed 2011-08-10
CIK 931799

OMB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden Hours per response 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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
On June 30, 2011, 73,034,283 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0

Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0

Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :
Preferred Stock, $.01 par value	0	0
(10,000,000 authorized; zero and 3,650,000 issued and outstanding as of December 31, 2010 and 2009, respectively)
Common Stock, $.01 par value	730,342	730,342
(300,000,000 shares authorized; issued and outstanding: 73,034,283 and 73,034,283 as of June 30, 2011 and December 31, 2010, respectively)
Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)
Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended June 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2011 Stage

	2011	2010

Revenues	$0	$0	$0
Cost of Sales	0	0	0

Gross Profit	0	0	0

Depreciation & Amortization	0	0	0
General & Administrative Expenses	0	0	0

Total General & Administrative Expenses	0	0	0

Operating Income (Loss)	0	0	0

Other Income (Expenses)
Interest Income	0	0	0
Loss on Sale of Assets	0	0	0
Settlement of Outstanding Notes Payable	0	0	0
Write-off of Investment in Fine Art	0	0	0

Total Other Income (Expenses)	0	0	0

Deficit Before Income Taxes	0	0	0

Provision for Income Taxes	0	0	0

Net Income (Loss)	$0	$0	$0

Net income (loss) per share	$0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283

Net income (loss) per diluted share	$0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. (FORMERLY BOYSTOYS.COM, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 6-months period ended June 30,		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to June 30, 2011 Stage

	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated:

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing Activities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$0.00	$0.00	$0.00

Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2011

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2011

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2011

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2011

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

		For the Quarter Ended June 30, 2011

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

ENVIRONMENTAL CREDITS, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of June 30, 2011

NOTE 4 - SHAREHOLDERS' EQUITY (continued)

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

First Six Months of 2011 vs. First Six Months of 2010

During the six months ending June 30, 2011 (the "First Six Months of 2011") we recorded revenues of $0. This compares to the six months ending June 30, 2010 (the "First Six Months of 2010") when we recorded revenues of $0. The absence of revenues reflects the status of the Company as an insolvent public "shell company."

We recorded $0 in General, and administrative expenses during the First Six Months of 2011 compared to $0 in General and administrative expenses during the First Six Months of 2010.

As a result, during the First Six months of 2011 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of $0 during the First Six Months of 2010.

However, during the First Six Months of 2011, we recorded no other expenses or gains and during the First Six Months of 2010, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Six Months of 2011 and the First Six Months of 2010

Second Quarter Ending June 30, 2011 vs. Second Quarter Ending June 30, 2010

During the second quarter ending June 30, 2011 (the "Second Quarter 2011") we recorded revenues of $0. This compares to the second quarter ending June 30, 2010 (the "Second Quarter 2010") when we recorded revenues of $0. At the same time, during the Second Quarter 2011 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Second Quarter 2010.

As a result, during Second Quarter 2011 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Second Quarter 2010.

During the Second Quarter 2011 we recorded $0 as Net Income (loss) per diluted share. By comparison, during the Second Quarter 2010, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Second Quarter 2011 compared to $0 as Net Income during the Second Quarter 2010.

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

Likely Future Dilution

In the event that we raise any capital to develop or acquire any business or otherwise issue any shares of our common stock, preferred stock, or both, any holder of our common stock will incur immediate and substantial dilution. As a result, existing stockholders will likely experience significant additional dilution of their ownership interest in the Company. There can be no assurance that we will be successful in raising any additional capital to develop or acquire any business or if we are successful, that it can be accomplished on terms that may be reasonable in light of our current circumstances.

Risks Related to the Company's Common Stock

Our Common Stock is traded on a limited and sporadic basis and the price of our Common Stock is much lower than that of other common stocks of other smaller public companies.

Our Common Stock is on the OTC Market and only a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Common Stock is traded only on the OTC Market. Trading in our stock has historically been limited and sporadic with no continuous trading market over any long or extended period of time. This has adversely effected the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. There will likely be only limited liquidity and investors will not likely have the ability to purchase or sell our common stock in any significant quantities. This too will sharply limit interest by individual and institutional investors.

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

Item 4.  [Removed and Reserved]

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

ENVIRONMENTAL CREDITS, LTD.

Date: August 10, 2011	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Executive Officer

Date: August 10, 2011	BY: /s/ Ralph M. Amato RALPH M. AMATO Chief Financial Officer

