Form 10-Q
period 2011-09-30
Environmental Credits Ltd
filed 2011-11-10
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-30396

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On September 30, 2011, 73,034,283 shares of the issuer’s common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:

Cash	$0	$0
Total Current Assets	0	0

Property and Equipment, Net	0	0

Other Assets:
Note Receivable - Officer	0	0
Investment in Fine Art	0	0
Total Other Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued Interest	$0	$0
Convertible Debt	0	0
Total Current Liabilities	0	0

Note Receivable - Officer	0	0

TOTAL LIABILITIES	0	0

Shareholders' Equity (Deficit) :

Preferred Stock, $.01 par value (10,000,000 authorized; zero and 3,650,000 issued and outstanding as of September 30, 2011 and December 31, 2010 , respectively)	0	0
Common Stock, $.01 par value ( 300,000,000 shares authorized; issued and outstanding: 73,034,283 as of September 30, 2011 and December 31, 2010, respectively)	730,342	730,342

Common stocks subscribed	(62,500)	(62,500)
Treasury Stocks	(1,500)	(1,500)

Additional Paid-in-Capital	8,888,038	8,888,038
Deficit Accumulated During Development Stage	(9,554,379)	(9,554,379)

Total Shareholders' Equity (Deficit)	0	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-months period ended September 30		For the 9-months period ended September 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30, 2011
	2011	2010	2011	2010

Revenues	$0	$0	0	$0	$0
Cost of Sales	0	0	0	0	0
Gross Profit	0	0	0	0	0

Depreciation & Amortization	0	0	0	0	0
General & Administrative Expenses	0	0	0	0	0

Total General & Administrative Expenses	0	0	0	0	0

Operating Income (Loss)	0	0	0	0	0

Other Income (Expenses)
Interest Income	0	0	0	0	0
Loss on Sale of Assets	0	0	0	0	0
Settlement of Outstanding Notes Payable	0	0	0	0	0
Write-off of Investment in Fine Art	0	0	0	0	0
Total Other Income (Expenses)	0	0	0	0	0

Deficit Before Income Taxes	0	0	0	0	0

Provision for Income Taxes	0	0	0	0	0

Net Income (Loss)	$0	$0	0	$0	$0

Net income (loss) per share	$0.00	$0.00	0.00	$0.00

Weighted average shares used for net income (loss) per share	73,034,283	73,034,283	73,034,283	73,034,283

Post 200 for 1 reverse split on Oct 23, 2008	34,274		34,274

Net income (loss) per diluted share	$0.00	$0.00	0.00	$0.00

Weighted average shares used for net income (loss) per diluted share	73,034,283	73,034,283	73,034,283	73,034,283

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICITS

	Common Stock		Additional Paid-in	Common stock Subscribed		Preferred Stocks			Treasury Stocks			During Development	Retained Earnings
	Shares	Amount	Capital	Shares	Amount	Shares	Amount		Shares	Amount		Stage	(Deficit)	Total

Balance, December 31, 2005	8,172,139	$81,721	$9,535,158	(62,500)	$(62,500)		$			$		$(7,856,576)	$(2,989,065)	$(1,291,262)

Issuance of Series A Preferred Stocks- 11/12/2006 in exchange for 1,249,669 shares held by the Company's President	(1,249,669)	(12,497)	-	-	-	3,500,000		12,497	-		-	-	-

Issuance of Series A Preferred Stock to acquire Company's Common Stocks - Treasury Stocks, 11/12/2006						150,000		1,500	(150,000)		(1,500)

Net income - net of gain (loss) on disposal of assets and forgiveness of debts on discharge of debts												1,291,262		1,291,262

Balance, December 31, 2006	6,922,470	69,224	9,535,158	(62,500)	(62,500)	3,650,000		13,997	(150,000)		(1,500)	(6,565,314)	(2,989,065)	-

Balance, December 31, 2007	6,922,470	69,224	9,535,158	(62,500)	(62,500)	3,650,000		13,997	(150,000)		(1,500)	(6,565,314)	(2,989,065)	-

Reverse stock split - one for 200	(6,888,187)	(68,882)	68,882

Conversion of Preferred Stock to Common	73,000,000	730,000	(716,003)			(3,650,000)		(13,997)

Balance, December 31, 2008	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	-		$-	(150,000)		$(1,500)	$(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2009	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	-		$-	(150,000)		$(1,500)	$(6,565,314)	$(2,989,065)	$-

Balance, December 31, 2010	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	-		$-	(150,000)		$(1,500)	$(6,565,314)	$(2,989,065)	$-

Balance, September 30, 2011	73,034,283	$730,342	$8,888,037	(62,500)	$(62,500)	-		$-	(150,000)		$(1,500)	$(6,565,314)	$(2,989,065)	$-

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS, LTD.
(FORMERLY BOYSTOYS.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9-months period ended September 30		Cumulative Since May 2, 2006 (beginning date of year of bankruptcy discharge) to September 30, 2011
	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$0.00	$0.00	$0.00
Non-cash operating activities included in deficit accumulated :

Net cash provided by (used in) operating activities	0.00	0.00	0.00

Cash Flows from Investing Activities:

Net cash provided by (used in) investing activities	0.00	0.00	0.00

Cash Flows from Financing ctivities:

Net cash provided by (used in) financing activities	0.00	0.00	0.00

Net increase (decrease) in cash	0.00	0.00	0.00

Cash at beginning of period	0.00	0.00	0.00

Cash at end of period	$0.00	$0.00	$0.00

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for :
Interest ( net of amount capitalized )	$0.00	$0.00	$0.00
Income taxes	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

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

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

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

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

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

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

NOTE 3 - INCOME TAXES

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets are as follows:

	For the Quarter Ended September 30, 2011

Deferred tax assets:

Net operating loss carry-forwards		$3,100,000
Other		- 0 -

Gross deferred tax assets
Valuation allowance		(3,100,000)

Net deferred tax assets	$	- 0 -

As of September 30, 2011, the Company has net operating loss carry-forwards for both federal and state income tax purposes of approximately $ 3,100,000, which expire through 2026. Under federal and state laws, the availability of the Company's net operating loss carry-forward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

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

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

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

ENVIRONMENTAL CREDITS LTD
(Development Stage Company)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 As of September  30, 2011

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

NOTE 7 - SUBSEQUENT EVENTS
There were no subsequent events.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR ENVIRONMENTAL CREDITS, LTD., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term “the Company,” “we,”  “us,” and “our” refer to Environmental Credits, Ltd., a Delaware corporation unless otherwise noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Environmental Credits, Ltd., a Delaware corporation, (the "Company"), was originally incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp. and later the Company changed its name in January 1998 to Alternative Entertainment, Inc. and then later in December 1998 to BoysToys.com, Inc.

On May 8, 2001, the Company filed a petition with the United States Bankruptcy Court for the Northern District of California for relief under Chapter 11 of the United States Bankruptcy Code. The filing was in response to an unexpected attempt by the landlord to terminate the Company=s long-term lease for the Company=s then-existing upscale gentlemen's club in San Francisco, California (the AClub").

On September 12, 2002, the United States Bankruptcy Court for the Northern District of California transferred the Club, all of the Company=s assets and operations from the Company.  Thus, from September 12, 2002 through the present, the Company did not have and does not have any assets or operations. The Company=s prior proposed plan of reorganization was rejected by the Court. Currently, the Company has no assets or operations and is a mere Apublic shell@ company.

On October 6, 2002, the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) entered an order for Chapter 7 dissolution.

On May 2, 2007, the Bankruptcy Court entered an order closing the Company’s bankruptcy case.  As a result, the Company emerged from the jurisdiction of the Bankruptcy Court’s jurisdiction on that date.

On March 7, 2008, the Company held it’s first-ever stockholder’s meeting.  At the meeting, the Company’s stockholders approved the following actions:

(A)
the proposed reverse split of the Company=s Common Stock (par value $0.01) so that upon effectuation of the split, one New Share (of the Company=s Common Stock) will be issued for each two hundred (200) shares of the Company=s Common Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the “Reverse Split”);

(B)	the proposed the amendment to the Company=s Certificate of Incorporation to change the Company=s name from BoysToys.com, Inc. to Environmental Credits, Ltd.;

(C)	the proposed appointment of Stan Lee, CPA as the Company=s independent auditor; and

(D)
the proposed amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s Common Stock (par value $0.01) from 20,000,000 to 300,000,000 (par value $0.01).

Subsequently, the Company completed reverse split of the Company’s Common Stock.

Notwithstanding these actions, the Company is effectively insolvent and its very existence as a corporate enterprise can not be assured. The Company has continued to file the reports required by Section 13(a) of the Securities Exchange Act of 1934 in deference to the Company’s loyal stockholders and its former employees.

Since May 8, 2001 we have been insolvent and we remain insolvent.

Our Circumstances as an insolvent “Shell Company”

We are an insolvent “shell company” (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934).  To the extent that we may be able, we may undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined.

If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

While our stockholders, on March 7, 2008, approved the change in the Company’s name to “Environmental Credits, Ltd.,” and we hope that we may be able to enter or participate in owning or acquiring such a related business, we cannot be certain that we will be successful in pursuing and completing negotiations to achieve a successful transaction that would allow us to have a business. While we have had discussions with potential acquisition targets and we are hopeful that we can acquire a suitable company, until customary definitive agreements are signed and a transaction closes, we cannot assure you that we will be successful in such efforts.

Unlike other public companies that seek to invest or acquire an existing business, we are a “shell company” and as a result, any person that invests in our company and acquires our common stock will need to wait after we have “cured” the shell status - this will take at least a year or more from the date at which we file a Form 8-K disclosing such a transaction (assuming that we do not remain a “shell company” by having no or nominal non-cash assets and no or nominal operations). This makes it difficult for us to attract capital. In every way, any purchase of our common stock involves potentially huge uncertainties and risks that are unlike those that would likely be found if a similar investment were made in a company that has an existing business with a track record that can be evaluated in light of the company, the business, and industry that the company is in.  We do not have that and will not have that unless or until we acquire or invest in an existing business and develop some reasonable record that will reasonably allow investors to evaluate us further.

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

Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially impaired.

Recent Events

On September 21, 2011, we entered into a non-binding Letter of Intent (the “Letter of Intent”) with Global Recycling Technologies, Ltd., a Delaware corporation and privately-owned operating company (“Global Recycling”), with respect to the principal terms and conditions pursuant to which we would purchase all of the issued and outstanding shares of capital stock of Global Recycling by the way of a reverse triangular merger transaction (the “Reverse Merger”) pursuant to an Agreement and Plan of Merger (the “Reverse Merger Agreement”) between us, a wholly-owned subsidiary of ours which will be formed for the purposes of consummating the Reverse Merger (“Merger Sub”), and Global Recycling. We and Global Recycling anticipate entering into and completing the Reverse Merger transaction by December 31, 2011, although the parties have not entered into a definitive merger agreement as of the date of this Form 10-Q.  For this reason, there can be no assurances that the contemplated transaction will be consummated.

Under the proposed Reverse Merger Agreement, if all conditions are satisfied or waived: (a) Merger Sub will be merged with and into Global Recycling; (b) Global Recycling will become our wholly-owned subsidiary; (c) all holdings of Global Recycling shares and options and warrants will be exchanged (or assumed, in the case of options and warrants) for comparable securities of our Company; and (d) a majority of our Common Stock will be owned by Global Recycling stockholders.  Upon consummation of the Reverse Merger, the combined entity will be solely engaged in Global Recycling’s business, Ralph M. Amato, our current sole executive officer and director, will resign, Global Recycling’s officers will become our officers and Global Recycling’s directors will become and constitute all of the members of our Board of Directors.

Global Recycling is a green chemistry company formed to roll-out our patent pending glycol (i.e., Anti-Freeze) recycling technology – GlyEco Technology™.  The Global Recycling patent pending technology recycles all types of ethylene glycol into virgin refinery grade product. Their initial business strategy was to acquire and operate up to six glycol recycling/remanufacturing facilities and companies in North America.  They formed various wholly-owned subsidiaries that entered into asset purchase agreements to purchase these facilities and companies.

It is a condition of the Merger Agreement that we change our name to GlyEco, Inc. prior to the consummation of the Reverse Merger.  We believe that changing our name to GlyEco, Inc. is more in line with Global Recycling’s line of business and will aid us in achieving brand recognition and better position us to obtain future sources of financing.

In the event that the Reverse Merger is not consummated with Global Recycling after we have changed our name to GlyEco, Inc., we have agreed to change our name to a new name not related with GlyEco, Inc.

In all of these matters, we cannot assure you that the contemplated Reverse Merger will be consummated or, if it is consummated, that it will be accomplished on a timely basis and on terms that are reasonable in light of our current circumstances.

Subsequent to signing the Letter of Intent the Company filed an Information Statement (PRE 14C-2) on October 21, 2011 and DEF 14C- 2 on October 31, 2011 with the Securities and Exchange Commission to effect the following changes:

The Majority Stockholders approved of the following corporate actions (the “Corporate Actions”) in the Written Consent:

1.	To change the name of the Company from Environmental Credits, Ltd. to GlyEco, Inc. (the “Name Change”);

2.	To increase the number of authorized “blank check” preferred stock, par value $0.01 per share (the “Preferred Stock”), from 10,000,000 to 40,000,000 shares;

3.	To decrease the par value of the Company’s Common Stock and Preferred Stock from $0.01 per share to $0.0001 per share (the “Par Value Decrease”); and

4.
To change the state of incorporation of the Company from the State of Delaware to the State of Nevada by merging the Company into GlyEco, Inc., a newly formed Nevada company and wholly-owned subsidiary of the Company (the “Reincorporation”).

First Nine Months of 2011 vs. First Nine Months of 2010

During the nine months ending September 30, 2011 (the “First Nine Months of 2011”) we recorded revenues of $0.  This compares to the nine months ending September 30, 2010 (the “First Nine Months of 2010”) when we recorded revenues of $0.  The absence of revenues reflects the status of the Company as an insolvent public “shell company.”

We recorded $0 in General, and administrative expenses during the First Nine Months of 2011 compared to $0 in General and administrative expenses during the First Nine Months of 2010.

As a result, during the First Nine Months of 2011 we recorded $0 as Income (Loss) from Operations before other income and expense compared to Income (Loss) from operations before other income and expense of  $0 during the First Nine Months of 2010.

However, during the First Nine Months of 2011, we recorded no other expenses or gains and during the First Nine Months of 2010, we similarly recorded no expenses or gains.

As a result, we recorded $0 as Net Income (loss) per share during the First Nine Months of 2011 and the First Nine Months of 2010.

Third Quarter Ending September 30, 2011 vs. Third Quarter Ending September 30, 2010

During the third quarter ending September 30, 2011 (the “Third Quarter 2011”) we recorded revenues of $0.  This compares to the third quarter ending September 30, 2010 (the “Third Quarter 2010”) when we recorded revenues of $0. At the same time, during the Third Quarter 2011 we recorded General and administrative expenses of $0 which compares to $0 in General and administrative expenses for the Third Quarter 2010.

As a result, during the Third Quarter 2011 we recorded $0 as income (loss) from operations before other income and expense of $0 which compares to income (loss) from operations before other income and expense of $0 recorded during the Third Quarter 2010.

During the Third Quarter 2011 we recorded $0 as Net Income (loss) per diluted share.  By comparison, during the Third Quarter 2010, we recorded $0 as Net Income (loss) per diluted share.

As a result, we recorded $0 as Net Income during the Third Quarter 2011 compared to $0 as Net Income during the Third Quarter 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our operations and our securities are subject to a number of substantial risks, including those described below.  If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our common stock could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Company’s Operations

We are an insolvent “shell company” and we will likely require significant additional capital.

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital. We are insolvent and we have no certain prospect of ensuring our continued existence as a company. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances. In the event that we achieve any success in raising capital or acquiring or establishing a business, all of our existing stockholders will likely incur immediate and dramatic dilution relative to their existing percentage ownership of the Company.

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

We have no “key man” life insurance on the life of Ralph M. Amato.

Currently, we maintain no “key man” life insurance on the life of Ralph M. Amato and we have no plans to purchase any such insurance in the future.  In the event that Mr. Amato becomes ill or incapacitated or in the event of his death, we may be exposed to significant and protracted losses.

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

Risks Related to the Company’s Common Stock

Our Common Stock is traded on a limited and sporadic basis and the price of our Common Stock is much lower than that of other common stocks of other smaller public companies.

Our Common Stock is traded on the OTC Market and only on a limited and sporadic basis.  To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies.  Of the 73,034,283 shares of our common stock outstanding: (A) 70,000,000 shares are restricted and control securities (as those terms are defined in the Securities Act of 1933, as amended) owned and held by Ralph M. Amato; and (B) an aggregate of 3,034,283 shares are unrestricted or freely-tradable securities.  Of the latter, there has been only a very limited and sporadic trading market and there can be no guarantee that trading volumes in our common stock will improve, that a liquid trading market will develop or if it does, that it will be sustained. For these and other reasons, this will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock.  For these and other reasons, we cannot assure you that our stock will ever increase in value.

We are a “shell company” and the securities of shell companies are not viewed as viable investments.

Since our company left the oversight of the U.S. Bankruptcy Court for the Northern District of California in May 2007, we have regained oversight over our corporate affairs but we are still a “shell company” (as that term is used in Rule 405 of the Securities Act of 1933, Rule 144(i) of the Securities Act of 1933, and Rule 12b-2 of the Securities Exchange Act of 1934).  We have no meaningful assets and no business.  If we acquire another company and issue our common stock or other securities, the purchaser will likely require a deep discount and demand a huge percentage of the post-closing common stock if only because of the long holding period and the uncertainty as to when the “shell company” status will be said to have been “cured.” Thus, our common stock and our securities are not very attractive.  Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company’s Common Stock can not be predicted or evaluated in any historical context.  For these reasons alone, the purchase of our Common Stock should be viewed as “HIGH RISK” and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

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

Management also assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

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

•  quarterly variations in our and our competitors’ results of operations;

•  changes in earnings estimates or recommendations by securities analysts;

•  developments in our industry;

•  general market conditions and other factors, including factors unrelated to our own operating performance;

•  changing regulatory exposure, laws, rules and regulations which may change; and

•  tax incentives and other changes in the tax code.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares.  The continuing recessionary economic environment also makes our common stock less attractive compared to other competing investment opportunities. A total of 70,000,000 shares of our Common Stock are owned and held by Ralph Amato.  While he is not able to sell these shares pursuant to a Rule 144 claim of exemption (because of our “shell company” status under Rule 144(i)), all of the other shares that are outstanding are freely-tradable securities. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

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

3)           Insolvency, Limited Financial Resources and Future Dilution

We are an insolvent “shell company” and we have limited financial resources.  While we that we may be able to find or develop opportunities appropriate to our circumstances, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CREDITS, LTD.

Date: November 9, 2011	By:	/s/ Ralph M. Amato
Ralph M. Amato
Chief Executive Officer and Chief Financial Officer