Form 10-K
period 2011-12-31
GlyEco, Inc.
filed 2012-04-16
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number: 000-30396

GLYECO, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4802 East Ray Road, Suite 23-196 Phoenix, Arizona	85044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 960-1539

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on $0.043 (upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2011) was approximately $378,983.

As of April 11, 2012, the Registrant had 23,551,991 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

            We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Annual Report by reference, if any. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the SEC. Also note that we include a cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Cautionary Note Regarding Forward-Looking Statements” included at the beginning of this report and “Risk Factors” beginning on page 17 of this Annual Report.

Item 1. Business

Unless otherwise noted, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation.

Company Overview

We are a green chemistry company formed to roll-out our proprietary and patent pending glycol recycling technology, branded “GlyEco Technology™.”   We re-filed an application for a provisional patent for our GlyEco Technology™ processes on August 29, 2011 with the United States Patent and Trademark Office (the “Patent”).  Our unique patent pending technology transforms hazardous materials into profitable green products.  Glycol, a petroleum-based product, is used as a raw material in five industries: HVAC (Heating, Ventilation and Air Conditioning), Textiles, Automotive, Airline and Medical. Glycols are in the heat transfer fluids used to warm and cool buildings; the raw materials to create polyester fiber for fabrics and plastic containers (including water bottles); and the mixture to produce antifreeze for vehicles engines and aircraft deicing fluids used at airports. The gaseous component of this chemical is also used for equipment sterilization in the medical industry. During use in these industries, the glycol becomes contaminated with impurities.  Our patent pending technology can recycle waste glycol from all five industries to the ASTM E1177 Type I standard, a purity level equivalent to refinery-grade glycol (i.e. virgin grade) (“Type I”).  Competitors generally recycle waste glycols from only one or two of the five industries and most competitors can recycle waste glycol at best to an ASTM E1177 Type II standard (“Type II”), a standard allowing more impurities than Type I—which is unacceptable to many customers and industries.  Additionally, ultra-pure GlyEco Certified®, our recycled glycol material, can be produced at a cost advantage ranging between 20-50% lower than commonly used recycling methods.

Corporate History

We were originally incorporated in the State of Delaware on April 21, 1997 under the name Wagg Corp.  In January 1998, Wagg Corp. changed its name to Alternative Entertainment, Inc.  In December 1998, Alternative Entertainment, Inc. changed its name to BoysToys.com, Inc. On December 29, 1998, BoysToys.com changed its name to Environmental Credits, Ltd. (“Environmental Credits”). On November 21, 2011, Environmental Credits reincorporated in the state of Nevada under the name GlyEco, Inc.

Reverse Triangular Merger

On November 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GRT Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Global Recycling Technologies, Ltd., a Delaware corporation and privately-held operating subsidiary (“Global Recycling”), pursuant to which we effected a reverse triangular merger (the “Merger”) intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

The Merger was effective on November 28, 2011 upon the filing of a Certificate of Merger with the Secretary of State of Delaware. Upon the consummation of the Merger, Merger Sub merged with and into Global Recycling, with Global Recycling being the surviving corporation and which resulted in Global Recycling becoming a wholly-owned subsidiary of the Company. The stockholders of Global Recycling exchanged an aggregate of 11,591,958 shares of Global Recycling common stock, representing 100% of the issued and outstanding shares of common stock of Global Recycling on the consummation date of the Merger (the “Closing Date”), for aggregate of 11,591,958 shares of common stock, par value $0.0001 per share (the “Common Stock”), of GlyEco which represented approximately 53.60% of issued and outstanding shares of GlyEco Common Stock upon the consummation of the Merger. Also, pursuant to the Merger Agreement, the Company cancelled an aggregate of 63,000,000 shares of Common Stock held by Ralph M. Amato, the Chief Executive Officer, President and Chairman of the Company prior to the Merger. Upon the consummation of the Merger, GlyEco had an aggregate of 21,626,241 shares of Common Stock issued and outstanding.

Upon the consummation of the Merger, the Company’s then current management and Board of Directors resigned and John Lorenz (who was the Chief Executive Officer, President and Chairman of Global Recycling) was appointed as the Company’s Chief Executive Officer, President and Chairman of Board of Directors; James Flach, Michael Jaap, and William Miller were each elected as members of the Company’s Board of Directors; and Kevin Conner and Richard Geib were appointed as the Chief Financial Officer and the Chief Technical Officer, respectively.

            Prior to the Closing Date, the Company was a “shell” company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). Upon the consummation of the Merger, the Company ceased being a shell company and the business and operations of Global Recycling became the primary business of the Company. On January 9, 2012, GlyEco and Global Recycling consummated a merger pursuant to which Global Recycling merged with and into the Company, with the Company being the surviving entity.

The Company filed a Current Report on Form 8-K (File No.: 000-30396) with the United States Securities and Exchange Commission (the “Commission”) on November 28, 2011 in connection with the Merger therein containing “Form 10” information as required under Form 8-K and Rule 144 under the Securities Act.  The Company filed Amendment No. 1 to such Form 8-K with the Commission on January 18, 2012 in response to a comment letter received from the Commission regarding the originally filed Form 8-K.  The Company filed Amendment No. 2 to such Form 8-K with the Commission on February 9, 2012 in response to a second comment letter received from the Commission regarding the amended Form 8-K.  The Commission notified the Company on February 24, 2012 it completed its review of the Form 8-K.

About Global Recycling

Global Recycling was originally formed as an Arizona corporation named EnviroSolutions, Inc., in May 2006.  In December 2006, it changed its name to Global Recycling Technologies, Ltd., and in July 2007, Global Recycling changed its domicile from Arizona to Delaware. On January 9, 2012, Global Recycling merged with and into GlyEco, with GlyEco being the surviving entity and assuming the obligations of Global Recycling.   Unless otherwise noted, references in this Annual Report, the “Company,” “us,” “we,” “our” and similar terms refer to GlyEco, Inc. and Global Recycling.

Global Recycling’s initial business strategy was to acquire, operate and upgrade six glycol recycling facilities and companies in North America with its GlyEco Technology™ patent pending technology.  It formed various wholly-owned subsidiaries that entered into definitive asset purchase agreements to purchase these six facilities and companies.  In July 2007, it purchased substantially all of the assets of WEBA Technology Corporation, a Texas corporation (“WEBA”) in consideration for an aggregate of 2,000,000 shares (800,000 post forward split) of Global Recycling common stock.  WEBA developed specialty chemical products, including antifreeze additive packages and heat transfer fluid additive packages, and the assets purchased consisted of product formulas, customer lists, and equipment.

In late 2007, however, the world’s financial markets became volatile.  The ensuing instability led to what Global Recycling believed became a severe hindrance in its ability to obtain funding on acceptable terms to achieve its acquisition strategy and the business of recycling glycol.  In late 2008, it temporarily abandoned its acquisition strategy and drastically reduced costs. It changed its strategic focus to become fully operational and to produce virgin grade glycol in commercial volumes out of one facility before seeking further significant funding from the financial markets.

As of December 31, 2009, Global Recycling sold all of the WEBA assets back to its original owners in exchange for the return of 1,500,000 shares (600,000 shares, post forward split) of Global Recycling common stock.

             On August 29, 2011, Global Recycling re-filed its application for a provisional patent to protect its GlyEco Technology™ processes—a technology that we believe will provide our Company and our customers and clients with a proven, efficient, cost effective, and tested process of recycling glycol in a way that meets and/or exceeds current industry standards.

On September 7, 2010, Global Recycling effectuated a 5-for-1 reverse stock split of its common stock. On April 8, 2011, it effectuated a 1-for-2 forward stock split of its Common Stock.

Current Business Strategy

In July 2009, Global Recycling entered into an agreement (“West Virginia Agreement”) with DTC Services, Inc. (“DTC”) to recycle glycol at its facility in West Virginia (“West Virginia Facility”).  Currently, we process approximately 40,000 to 80,000 gallons of Type II glycol per month through the West Virginia Facility owner, and to date, we have processed approximately 2 million gallons of waste glycol.  The West Virginia Agreement provides that the West Virginia Facility owner will process glycol sourced by us to agreed upon specifications, delivery terms, scheduling, and pricing.  The West Virginia Agreement automatically extends for successive one year periods, unless it is terminated by either party upon at least 60 days’ notice given prior to the end of that one-year term.  On July 28, 2010, the West Virginia Agreement was amended to extend the term until September 30, 2010. In the fourth quarter of 2010, C&C Environmental Services (“C&C”) acquired the West Virginia Facility from DTC. We continue to source waste glycol for processing by C&C at the West Virginia Facility without a formal written agreement under the same terms as the original West Virginia Agreement.  If this arrangement was terminated by C&C or any future owner of the West Virginia Facility, we believe other facilities would be available to us to process waste glycol, depending on negotiations, availability, and other variables.  We cannot make any assurances, however, that we would not experience a delay from stopping operations at the West Virginia Facility and starting operations at a new facility, and this could limit or eliminate our ability to process glycol at our current processing rate.

 During our time processing glycol, we have received waste glycol from a variety of sources—including MEGlobal (a joint venture established in 2004 between Dow Chemical and Petrochemical Industries Company of Kuwait), MEGlobal Canada, DAK Americas, and Performance Fibers.  The price of waste glycol depends on the quality of its chemical composition.  At times, we pay a de minimis amount per gallon.  We do not have any contracts with suppliers and each order is placed on a case-by-case basis.  The West Virginia Facility is located next to a railroad line, and the vast majority of feedstock is delivered by rail car, although some feedstock is delivered by truck.

Our immediate business strategy is to continue operations at the West Virginia Facility while constructing or retrofitting a Type I facility capable of implementing our GlyEco Technology™ Patent technology.  We are considering several sites for the Type I facility, including the West Virginia Facility and a facility located in Elizabeth, New Jersey (the “New Jersey Facility”), as discussed below, and others.  We believe construction of a Type I facility will cost approximately $4,000,000.  The cost for a retrofit to an existing facility depends on the real property and equipment already in place. Depending on the site selected for the Type I facility, we expect to be completed and operational on or before the first quarter of 2013.  Upon completion of construction or the retrofit, we anticipate to quickly ramp up our volumes and project to produce 6.5 million gallons in Year 1 of operations and 14 million gallons in Year 5 of operations.

Current Acquisition and International Strategy

In addition to the Type I facility, we are in the process of acquiring and creating strategic alliances with companies controlling waste glycol.  In the United States, we enter into non-binding letters of intent companies to acquire their glycol recycling businesses, and we are in discussions with several companies to acquire their glycol recycling businesses.  We have entered into three preliminary binding agreements to acquire processing facilities.  See discussion of the preliminary agreement below. Internationally, we are in varying stages of development with waste collectors and polyester companies.  We have a non-binding letter of intent with a large European waste collector to recycle all of its waste glycol.  Additionally, we are in discussions with three other waste collection companies in Europe and two large polyester manufacturing companies in China and Mexico to recycle their waste glycol. We have made additional inroads with sources of waste glycol in the Eurozone, Brazil, Argentina, India, Vietnam, Thailand, and the Philippines.  Final definitive terms have not been established as of yet on any of the aforementioned letters of intent and there can be no assurances that any will be reached or that any transaction will be consummated.

Acquisition of Recycool, Inc.

As previously reported by the Company on a Form 8-K/A filed with the Commission on January 10, 2012, on January 4, 2012, the Company acquired Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Recycool Agreement”), by and among the Company, Recycool, the stockholders of Recycool (collectively, the “Selling Principals”), and GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”) in consideration for an aggregate of 543,750 shares of restricted Common Stock of the Company.

Recycool operates a business located in Minneapolis, Minnesota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product, including the collection and distribution businesses relating thereto.

Pursuant to the Recycool Agreement, the Company (through Acquisition Sub) acquired the business and all of the assets, with the exception of the Excluded Assets (as defined in the Recycool Agreement), and properties of Recycool, including, without limitation, Recycool’s personal property, inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable, goodwill and any and all other assets, properties, rights, or other interests of Recycool, tangible or intangible, used in connection with the assets or the business. Acquisition Sub did not assume any of the liabilities of Recycool other than that certain lease agreement, dated September 1, 2000, and amendments thereto, by and between Recycool and Bolger Building Partnership, L.L.P. (as the Lessor) pursuant to which Recycool leases warehouse space in Minneapolis, MN.

Preliminary Agreement to Acquire Full Circe Manufacturing, Inc. – New Jersey Facility

On March 16, 2012, the Company entered into a preliminary agreement (the “FCM Preliminary Agreement”) with Full Circle Manufacturing, Inc., a New Jersey corporation (“FCM”), pursuant to which the Company has agreed to purchase from FCM all of its assets, including FCM’s equipment and processing agreements, and associated goodwill in consideration for an aggregate purchase price of $6 million ($6,000,000) consisting of 2 million (2,000,000) shares of the Company’s unregistered Common Stock (valued at $1.00 per share) and $4 million ($4,000,000) in cash.

Pursuant to the FCM Preliminary Agreement, the Company also agreed to lease an approximately 174,000 square foot property (the “Property”) currently owned and occupied by FCM for a period of 10 years at a monthly rent ranging from $39,555 to $43,950, depending upon the fair market rental value of the Property and the Company’s tank storage needs.  The Property is located in Elizabeth, New Jersey and the Company intends to use the Property as a production facility for the processing of glycol.

The consummation of the acquisition of the Assets and lease of the Property by the Company is subject to the Company’s completion of its due diligence investigation and audit by May 14, 2012, to its satisfaction, and upon the Company’s successful completion of a $7 million private placement or other funding on or before June 30, 2012.  The FCM Preliminary Agreement is intended to create a binding obligation to purchase and sell the assets of FCM subject to the conditions stated, but the FCM Preliminary Agreement contemplates completion of a more comprehensive Purchase Agreement and that Purchase Agreement will supersede the terms of the FCM Preliminary Agreement if it is entered into.  There can be no assurance that the conditions will be met, that the further Purchase Agreement will be completed, and if not, that the FCM Preliminary Agreement would be sufficient on its own to consummate the transaction.

Preliminary Agreement to Acquire MMT Technologies

On March 22, 2012, the Company entered into a preliminary agreement (the “MMT Preliminary Agreement”) with MMT Technologies, Inc., a Florida corporation (“MMT”). MMT is in the business of processing and recycling used anti-freeze.

Pursuant to the MMT Preliminary Agreement, the Company has agreed to purchase MMT’s business and all of its assets, free and clear of any liabilities or encumbrances, upon the following transaction terms:

1.
A purchase price of $333,000 (the “Purchase Price”), consisting of $100,000 in cash and 233,000 shares of unregistered Common Stock of the Company (valued at $1.00 per share and subject to adjustment as stated below), based on the following asset values:

	a.	$215,000 for MMT’s equipment, vehicle, and field assets valued at $215,000;
	b.	$100,000 for MMT’s adjusted EBITDA average for 2010 and 2011 of $100,000/year;
	c.	$20,000 for MMT’s accounts receivable less ninety (90) days minus accounts payable (estimated to be $20,000)

2.
MMT’s President, Otho N. Fletcher, Jr., will assume the role as General Manager of the Company’s acquisition subsidiary, serving at the discretion of the Board of Directors of the Company for an agreed upon base salary, vehicle allowance and bonus structure.

3.	The Company shall lease an approximately 6,000 square foot property currently owned and occupied by MMT and located in Lakeland, Florida, for a period of five (5) years for a monthly rent of $2,500.

4.
The number of shares of the Company’s Common Stock included in the Purchase Price shall be subject to adjustment to reduce any costs incurred by the Company in connection with an audit of MMT (approximately $25,000) and any adjustments to working capital or to EBITDA as a result of such audit.

The MMT Preliminary Agreement is intended to create a binding obligation between the Company and MMT. The MMT Preliminary Agreement contemplates the completion of a more comprehensive Asset Purchase Agreement and a closing on or before May 31, 2012. Such Asset Purchase Agreement, if any, will supersede the terms of the MMT Preliminary Agreement. There can be no assurance that the conditions will be met, that a definitive Asset Purchase Agreement will be completed, and if not, that the MMT Preliminary Agreement would be sufficient on its own to consummate the transaction.

Preliminary Agreement to Acquire Evergreen Recycling Co.

On April 11, 2012, GlyEco, Inc., a Nevada corporation (the “Company” or “GlyEco”), entered into a preliminary agreement (the “Evergreen Preliminary Agreement”) with Evergreen Recycling Co., Inc., an Indiana corporation engaged in the business of processing and recycling used anti-freeze (“Evergreen”).

Pursuant to the Evergreen Preliminary Agreement, the Company has agreed to purchase all of the assets and business of Evergreen, free and clear of any liabilities or encumbrances, based upon the following transaction terms:

1.	A purchase price of $80,000, consisting of 40,000 shares of unregistered Common Stock of the Company, valued at $1 per share and $40,000 in cash, based on the following asset valuations:

a.	Evergreen’s equipment, vehicles, and field assets valued at $35,000;
b.	Evergreen’s accounts receivable less than 90 days minus accounts payable, estimated to be $10,000;
c.	$15,000 cash on hand in the bank at the time of closing for working capital; and
d.	EBIT valued at $20,000.

2.
Thomas Shiveley, the President of Evergreen, will assume the role of General Manager of the Company’s acquisition subsidiary, serving at the discretion of the Board of Directors of the Company for an agreed upon base salary and bonus structure.

3.
The Company shall lease an approximately 15,000 square foot property currently occupied by Evergreen located in Indianapolis, Indiana for a period of five years at a rate to be agreed upon by the parties based upon the current fair values in the immediate vicinity for comparable properties. The Company intends to use the Property to recycle used glycols and manufacture/distribute glycol based products such as antifreeze.

The Evergreen Preliminary Agreement is intended to create a binding obligation between the Company and Evergreen.  The Evergreen Preliminary Agreement contemplates the completion of a more comprehensive Asset Purchase Agreement by April 30, 2012 and a closing on or before June 30, 2012. Such Asset Purchase Agreement, if any, will supersede the terms of the Evergreen Preliminary Agreement.  There can be no assurance that the conditions will be met, that a definitive Asset Purchase Agreement will be completed, and if not, that the Evergreen Preliminary Agreement would be sufficient on its own to consummate the transaction.

Background on Glycol1

Glycols are man-made liquid chemicals derived from crude oil and natural gas—a non-renewable and limited natural resource.  Glycols are used as a base chemical component in five primary industries.  First, glycol is used as a raw material in the manufacturing of polyester fiber for fabrics and plastics, including water bottles. Second, glycol is used as the main active component in antifreeze for vehicle engines.  Third, glycol is used as the heat transfer fluid in HVAC units used to heat and cool buildings.  Fourth, glycol is used to de-ice aircrafts to ensure safe takeoff.  Fifth, the gaseous component of glycol is used to sterilize equipment in the medical industry.

The world consumes over 5 billion gallons of ethylene glycol2 per year and analysts expect that global demand will continue growing around 7% per year.3  This upward trend is mainly due to the double-digit growth in China and India and growth in the polyester industry.  China alone consumes approximately 2.1 billion gallons of ethylene glycol per year.  The United States consumes over 700 million gallons of ethylene glycol per year.  The Eurozone and emerging countries in South America are also major consumers of ethylene glycol.

During use in any of the five industries, glycols become contaminated with dirt, metals and oils which increase their toxicity and can contaminate soils and natural water. Glycols break down in water over a few days to a couple weeks. Because of this rapid biodegradability, the U.S. Environmental Protection Agency (“EPA”) allows disposal by “release to surface waters." However, when glycols break down in water they deplete oxygen levels, which kill fish and other aquatic life. The immediate effect of exposure to ethylene glycol can mean death for humans, animals, birds, fish & plants.  Glycol ranks #23 on the National Pollutant Inventory Substance Profile hazardous waste list.

Despite the negative effects waste glycol can have on people and the environment, the vast majority is disposed of rather than recycled.  For example, the EPA estimates only 12% of waste antifreeze is recycled.  In the United States alone, over 696 million gallons  of polluted glycol is disposed of per year, with an estimated 630 million gallons improperly disposed.  Much of such polluted glycol ends up in surface waters. Statistics for industries besides antifreeze are not specifically reported, but the vast majority of waste glycol is disposed of without documentation—usually in a way that damages our environment.

Available U.S. Waste Glycol by Market Segment Source (Gallons per Year)
	Available Material	Currently Recycled	Currently Disposed
Automotive Antifreeze (1) (Concentrate EG)	202,000,000	24,500,000	177,500,000
Polyester Purge Stream	193,300,000	12,500,000	180,800,000
Aircraft Deicing Fluid	35,000,000	14,000,000	21,000,000
Heat Transfer Fluids	234,000,000	10,000,000	224,000,000
Sterilization Processing	32,130,000	4,860,000	27,270,000
TOTAL	696,430,000	65,860,000	630,570,000
(1) Antifreeze is usually diluted 50% water and 50% ethylene glycol resulting in approximately 404,000,000 gallons of material available each year.

As global demand for virgin glycol continues to rise, the effects of pollution through disposal become magnified.  We believe that most, if not all, of this material can and should be recycled.

1 We have accumulated the information in this section from the following sources: U.S. Environmental Protection Agency; U.S. Office of the Federal Environment Executive (OFEE); U.S. Department of Energy Administration; Iowa Waste Reduction Center (IWRC); National Resource Defense Council; Agency for Toxic Substances and Disease Registry (ATSDR); ICIS Chemical Business; Fiber Economics Bureau; and The Air Conditioning and Refrigeration Institute.

2 Ethylene glycol, a type of glycol, is the main type of glycol that we recycle.  The terms “ethylene glycol” and glycol may at times be used interchangeably in this document.

3 Sources for this information: (a) ICIS Chemical Business; and (b) MEGlobal.

Glycol Regulations and Recycling

With some initial recognition of the environmental issues created by waste glycol, companies began recycling waste glycol in the 1980s.  The technology to recycle glycols was developed in the 1980s, but material technological advances and market acceptance did not occur until the 1990s.  At that time, recyclers rarely processed any other type of glycol than waste automotive antifreeze.  To this day, recyclers still generally focus on automotive antifreeze, as waste glycol from the other industries have unique impurities and are challenging to process.

Currently, the glycol recycling industry is very fragmented with approximately 25-30 recyclers spread across the United States.  While there are a few recyclers that collect waste glycol from a multi-state area, no recycling company currently operates more than one processing facility. Each company operates in its own region and most companies are either still owned by the original entrepreneur that founded the company or glycol recycling is only a small part of a larger chemical operation.  These companies often use unsophisticated technologies with limited capacity and poor quality control processes.  Consequently, most operations (1) produce substandard products, (2) cannot be trusted to produce consistent batches of recycled product, and (3) do not have the capacity to provide product to major buyers.  The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze because the quality does not meet the standards of many buyers and certain industries as a whole.

Due to the developing glycol recycling industry, the American Society for Testing and Materials (“ASTM”) began creating standards for the composition of glycol.  One such standard, ASTM E1177, provides specifications on the purity level of ethylene glycol.  ASTM has subdivided its ASTM E1177 ethylene glycol specification into two levels, Type I and Type II. Type I specifications are met by virgin ethylene glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol.  Recycled glycol can also meet the Type I standard, but no competing recyclers meet this standard.  Meeting the Type I standard is important, as it determines what customers are willing to buy the recycled product.  Customers in the polyester manufacturing industries generally require a Type I product, as do Original Equipment Manufacturers (“OEMs”) like General Motors.

Type II was established to define a product with more impurities than those in a Type I product.  Glycols that are Type II can only be used in a limited number of applications (i.e. automotive antifreeze) and only certain customers are willing to purchase Type II glycol (e.g. Jiffy Lube).  Only a few ethylene glycol recycling companies currently meet Type II requirements, and none meet Type I requirements on a commercial scale.

The regulation of waste glycol varies from country to country.  Some countries have strong regulations, meaning they specifically identify waste glycol as a hazardous waste that requires particular handling (i.e. transportation, collection, processing, packaging, resale, and disposal).  Other countries have weak regulations, meaning they do not specifically identify waste glycol as a hazardous waste that requires particular handling, allowing producers of waste glycol to dispose of the waste in ways that harm the environment. Europe and Canada have strong regulations.  The United States has moderate regulations that vary significantly from state to state.  Some states in the United States categorize waste glycol as a hazardous waste if it has a certain amount of chemicals and metals present in the waste, but handlers of the waste glycol often are not required to test the composition of the waste if it is being sent to a recycling facility.  Some states regulate the quality of recycled glycol that is resold in the market.  Some states have little to no regulation on any type of handling of waste glycol.  Aside from the United States, Canada, and Europe, the remainder of the world generally has weak regulations.  Despite strong regulations in certain parts of the world, we believe the United States is the only market with an established glycol recycling industry.  Strong regulations are favorable for glycol recyclers because it causes waste producers to track the waste—resulting in more waste glycol supply for recyclers and potentially lower raw material prices.

Our Opportunity in the Glycol Recycling Industry

We believe that here is an opportunity to penetrate the glycol recycling market due to several reasons.  First, as shown by the table above (Available U.S. Waste Glycol by Market Segment Source) , we believe that there is a significant amount of glycol that is not being recycled that can be sourced and recycled.  By providing the source of waste glycol with a safe, reliable, and EPA compliant outlet to dispose of its waste, the source could potentially limit its products liability potential.  Second, existing recyclers can only handle waste glycol from a couple industries, thus increasing the volume of waste glycol for a company with the proper technology.  Third, we believe that sources of waste glycol would be more likely to send the waste to a company that can produce a Type I recycled product, as it limits their liability.  Fourth, we believe that the industry is primed for a multi-location company that can provide consistent product to national and international buyers.

Overall, there is a high demand for recycled products.  We believe that the stage is set for rapid growth of the glycol recycling industry.  Recycling used glycol can be far less expensive than making virgin product that is derived from high priced crude oil and natural gas.  ASTM has written specifications for recycled ethylene glycol, giving potential buyers the criteria and testing procedures that they need to evaluate recycled glycol.  In addition, the United States government and many private industries have given a high priority to recycling used products and to buying recycled products where they are available and meet specifications.

Our Technology

In 1999, our founders started developing innovative new methods for recycling glycols. We saw a need in the market to improve the quality of recycled glycol and to clean more types of waste glycol in a cost efficient manner. Each type of industrial waste glycol contains a different set of impurities which traditional waste antifreeze processing just doesn't clean effectively. And, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

We spent ten years on research and development, independent market validation, and financial analysis to determine the most advantageous business position for expanding what we believe to be groundbreaking technologies.  The result is our breakthrough patent pending processing system, GlyEco TechnologyTM. Our inventive technology removes challenging pollutants, including esters, organic acids, high dissolved solids and high undissolved solids. Our technology also has the added benefit of clearing oil/hydrocarbons, additives and dyes which are typically found in used engine coolants. Our quality assurance and control program, which includes independent lab testing seeks to ensure consistently high quality, ASTM standard compliant recycled material.

We have done extensive in-house testing of our technology, which indicates that our recycled glycol meets the standard of Type I, virgin ethylene glycol.  We have processed approximately 350,000 gallons that were tested by an independent lab and met the Type I standard.  The next step will be to construct or retrofit a Type I facility to produce in larger quantities.

Our Product Specifications

Our GlyEco Technology™ incorporates the following three recycling methods:

■
Pre-Treatment – As waste glycol arrives, a sample is tested to determine the types and levels of impurities to be removed.  Pre-treatment is custom scaled to each batch of material and consists of a unique chemically assisted demulsification plus precoat rotary drum vacuum filtration.  Testing and pretreatment maximize efficiency and save overall processing costs.  Pre-treatment results in significantly cleaner material fed into the primary treatment process, which, in turn, improves the final output.  Waste glycol from heat transfer fluids, polyester industry purge streams, aircraft deicing fluids, and medical sterilization processes generally contains varying types of impurities.  These impurities, especially sulfates and esters, are notoriously difficult to remove and most glycol recyclers are currently unable to process these materials.  The primary purpose of our pre-treatment technology is to remove contaminants from each of these feedstock streams.  Our GlyEco Technology™ pre-treatment process includes a method to precipitate out sulfates and an evolutionary ester destruction technology.

■
Primary Treatment – We believe that the GlyEco Technology™ is the only recycling system to utilize a combination of vacuum distillation and nano filtration in the primary treatment process.  Vacuum distillation is known for being the most efficient method to produce high quality concentrated recycled glycol and nano filtration is considered the most effective method for producing 50/50 diluted glycol for automotive antifreeze.  The combination of these processes provides lowered costs and the most effective route to superior recycled material.4

■
Post Treatment – Our proprietary post-treatment systems remove any remaining impurities in an innovative and proprietary combination of electrodialysis with ion exchange resins, removing the last traces of chlorides, sulfates, esters, glycolates, and formats.  ASTM has established maximum allowable concentrations of chlorides and sulfates for automotive antifreeze grade recycled materials.  Standards for maximum allowable levels of esters, glycolates, and formates are in development.  We believe our GlyEco Technology™ will remove contaminants to meet future standards.  Finally, the materials that we recycle pass through our Global Recycling Quality Assurance Program, which includes in-house and independent lab purity testing. After successfully completing this testing, the recycled materials will be considered GlyEco Certified® recycled glycol and will be staged for delivery to our customers.

4This information is based upon the general knowledge and belief accumulated over time by certain of our principals with over forty combined years experience in the glycol recycling and related industries.  We have not commissioned a formal study or relied upon a particular study.

We believe that GlyEco Technology™ will be the catalyst for expansive growth in an emerging industry due to a wide range of benefits and several first-to-market advantages, including the following:

■	Expanded Waste Sources – Effectively and profitably recycles all five types of polluted glycols, which opens up an additional four industries as target customers and potential revenue sources;

■	Equivalent to Virgin or Type I Glycol – recycled glycols are considered equivalent to virgin (refinery grade) produced material as pursuant to ASTM standards;

■	Reduced Production Costs – Proprietary tri-phase processing system reduces production costs by approximately 20.0% to 50.0% over existing glycol recycling methods; and

■	Recurring Revenue Model – Polluted glycols can be recycled, used, and reprocessed indefinitely, creating dependable revenue cycles from a base of repeat customers.

Because most polluted glycol is disposed of in our surface waters - which can have devastating results for aquatic life, we believe that our GlyEco solution will give our customers a way to reduce waste while caring for the environment.

On August 29, 2011, we re-filed our application for a provisional patent to protect our GlyEco Technology™ processes with the United States Patent and Trademark Office.

Market Conditions5

             Glycol is a commodity, and prices vary based upon supply and demand.  One variable that influences the price of ethylene glycol is the price of crude oil and natural gas.  Because there are few producers of ethylene glycol that control the majority of the market (e.g. MEGlobal, SABIC, and Formosa Group), those producers set the market with their sales to major polyester companies (e.g. Indorama, Sinopec, DAK Americas, and M&G Group) and antifreeze blenders (E.g. Old World, Prestone, and Valvoline).  Large producers also can affect the price by fluctuating plant capacity and supply.

Over the last seven years, the average sales price for virgin ethylene glycol shipped by truck or rail was $4.57/gallon.  As shown by the chart below, the price of crude oil has some correlation with the price of ethylene glycol.

5Pricing information in this section comes from ICIS Chemical Business.

Seven Year Price History of Petroleum Products

Over the last seven years, the average sales price for virgin ethylene glycol shipped by truck or rail was $4.57/gallon.  As shown by the chart below, the price of crude oil generally has a positive correlation with the price of ethylene glycol.  Generally, glycol costs between 100% and 150% more than crude oil and between 40% and 70% more than gasoline.  However, as the chart shows, glycol prices do not strictly correlate with crude oil prices.  As mentioned both above and below, there are other variables in the supply chain that can affect glycol prices.

Source: ICIS Chemical Business

Between July 2011 and October 2011, the price of ethylene glycol shipped via truck or rail ranged between $5.80-$6.50/gallon.  While elevated oil prices played a part, there were four main reasons for the high ethylene glycol prices: (1) high demand for plastic bottles during the summer and for antifreeze blending in preparation for the winter; (2) low supply caused by plant shutdowns and political unrest in the Middle East; (3) the high cost of cotton causing an increase in demand for polyester; and (4) the growth in Asia.  Ethylene glycol prices tapered off in November and December of 2011, as many antifreeze blenders had already bought most of the ethylene glycol needed and global growth slowed.  Between July 2011 and March 2012, the sales price of ethylene glycol shipped via rail or truck averaged approximately $5.40/gallon, with March 2012 prices around $4.60/gallon.  Prices in the first quarter 2012 are lower than 2011 due to a warm winter and lower demand for polyester products (Source: ICIS Chemical Business).

While GlyEco Certified® glycol can be sold for virgin prices, the cost to recycle waste glycol is not generally affected by these market fluctuations.  The economic advantage to recycling waste glycol is rooted in more efficient processing costs.  We anticipate that our GlyEco Technology TM will allow waste material to be recycled for much less than the costs incurred producing virgin refinery-grade glycol.

Our Competitive Positioning – Accessing Waste Glycol

We believe that we are positioned to take advantage of the major growth potential currently facing the glycol recycling industry.  We believe that our GlyEco Technology™ process and our Quality Assurance Program will allow us to secure greater amounts of waste from national aggregators of glycol waste as we anticipate that we will provide a reliable and cost effective disposal option.  We project that volume from our first full year of operations will initially start out at approximately 6.5 million net gallons. We expect this volume to increase to over 14.5 million net gallons per year by Year 5.  We have had contract discussions with medical sterilization companies and polyester manufacturing companies and believe we can source at least 4 to 5 million gallons per year of these waste by-product streams, although we currently do not have any executed contracts. We also have begun sourcing discussions with the numerous heat transfer fluid collectors throughout the United States that we project could supply us with another 5 to 10 million gallons annually.

We anticipate that the total cost per gallon of finished ethylene glycol or antifreeze will be less than the variable costs of virgin ethylene glycol producers in North America and approximately 20.0% to 50.0% below the cost of other recyclers.  We believe that we will be in a very good competitive position.

  Initial Target Market – United States

            We anticipate initially targeting the North America antifreeze market as buyers of our GlyEco Certified® material.  We anticipate that a key component to our growth strategy will be our ability to provide uniform quality recycled products in national distribution.  Several national consumers of ethylene glycol have expressed a continuing interest in utilizing a recycled product, but have been unable to obtain acceptable and consistent quality material from region to region.  In the automotive antifreeze market segment alone, we believe that significant growth opportunity exists by expanding into four target markets:

■
Vehicle Manufactures – Several vehicle manufacturers, including General Motors, Chrysler, Cummins, Caterpillar, and John Deere have expressed an interest in using recycled automotive antifreeze.  To date, they have been unable to obtain a recycled product that they can purchase in multiple regions which meets applicable quality specifications.

■
Vehicle Service Centers – Multiple site service centers see value in offering recycled automotive antifreeze to their customers.  We anticipate targeting Firestone, Goodyear, Midas, and Jiffy Lube oil-change facilities as potential clients in this category.  We believe that some of these businesses could also serve as waste glycol providers.

■
Branded Bottled Automotive Antifreeze Formulators – Consumer oriented bottled automotive antifreeze companies, such as Prestone, Valvoline, and PEAK see market potential for a recycled glycol product.  We believe that many consumers will choose recycled material when available and shown to be of equivalent quality.  We anticipate implementing a co-branded strategy to assure consumers they are choosing ultra-pure GlyEco Certified® recycled glycols.

■
Federal, State, and Local Government Agencies – Mandated to use ASTM specification grade recycled automotive antifreeze where available, most of these agencies are unable to obtain sufficient supplies of recycled product.  By having a recycled automotive antifreeze which meets specification immediately, we seek to access this market segment and revenue stream.

Geographic Market Expansion

In the future, we expect to expand our business and our recycling services into Mexico, Brazil, Argentina, Canada, China, India, the United Kingdom, and the Eurozone.  We believe that Canada, the United Kingdom, and the European Union are markets to establish our recycling services in, as they have strong regulations regarding the disposal of waste glycol—which may not only provide access to substantial waste glycol but also provide additional price advantages in our business model.  Additionally, Asia, and China specifically, consume substantial amounts of glycol in the polyester industry and candidates to implement our GlyEco Technology TM .  We currently have a non-binding letter of intent with a European waste glycol collector to recycle all of its glycol and are in discussions with other waste collectors in the Europe and polyester manufacturers in Mexico and China to recycle their glycol.

Competitive Analysis in the Type I Market

While there is a possibility of competitors (both from existing Type II glycol recyclers, as described in  the section above entitled, “Glycol Regulations and Recycling,”  and from new entrants into the glycol recycling industry) producing Type I glycol at commercial volumes, there are several barriers to entry.  Potential competitors entering the Type I market would first need to develop technology which produces comparable quality recycled material without violating any of our intellectual property. Industry experts are not aware of any such systems currently in development. This solved, potential competitors would need to purchase or build sufficient facilities to service the North American territory. Finally, potential competitors would need to establish or build relationships with target customers to obtain waste glycol material in large volumes.  While these challenges are not insurmountable, we believe they would take significant time to overcome.

 Governmental and Environmental Regulation

Although ethylene glycol can be considered a hazardous material, there are no federal rules or regulations governing its characterization, transportation, packaging, processing, or disposal (i.e. handling).  Any regulations that address such activity occur at either the state and/or county level and vary from region to region.  Some states have little to no regulation on handling waste glycol.  In those states that regulate the handling of waste glycol, waste glycol is not automatically characterized as hazardous but can be considered hazardous if the waste material is tested and has a certain level of chemicals and metals.  However, the majority of states do not require that the handlers of waste glycol test the waste, provided that the destination of that waste material is a recycling facility.  This is a major exception and allows the glycol recycling industry to function without significant barriers.   Generally, the transportation of waste glycol is only regulated as hazardous waste if shipped in a one package that weighs 5,000 pounds or more.  If the waste glycol exceeds this weight threshold, the shipper must meet all communications, labeling, and, packaging standards. There generally are no direct costs or permits to ship such waste, other than the time and resources necessary to meet the communication standards. Some states require that processors/recyclers maintain certain licenses or permits.  The cost of permits and licenses to process waste glycol can vary from less than one hundred dollars to a few thousand dollars.  Recyclers are often left with hazardous metals or chemicals as a byproduct of their process, for which they pay a nominal fee to register with the state/county as a hazardous waste producer, and pay for the waste to be incinerated or disposed of in some other environmentally friendly way.  In addition to taking the necessary precautions and maintaining the required permits/licenses, glycol recyclers generally take out environmental liability insurance policies to mitigate risk regarding the handling of waste glycol.

In connection with our operations at the West Virginia Facility, the operator of that facility is required to obtain all necessary permits for the handling of the waste glycol.  Also, all the transportation of the waste glycol to the West Virginia Facility is contracted with third-party transporters, who are required to obtain any necessary permits for its transportation.  As a result, we are not required to obtain any permits or authorizations at the West Virginia Facility.   For our operations at the Minnesota Facility (i.e. Recycool), there are no permits or licenses required to collect, transport, or process the waste glycol.  At times, the waste glycol will contain some waste oil, which the Minnesota Facility disposes of before processing to certain waste collectors.  The Minnesota Facility maintains a license through the county to dispose of this waste oil and pays less than $100 per year for the license.  The Minnesota Facility has a general liability insurance policy which covers processing and transportation of waste and reprocessed glycol.

For the planned Type I facility, it has not yet been determined who will be responsible for obtaining such permits in connection with those operations.  However, we will do everything in our power to make sure that all permits, licenses, and insurance policies are in place to mitigate our risk from actions by employees and third parties.

Glycerine

Many antifreeze producers are evaluating base fluids other than ethylene glycol (or propylene glycol).  The primary candidate is glycerine.  Glycerine is becoming more available since it is a by-product of bio-diesel fuel production, which is growing rapidly in the United States.  Glycerine has properties similar to those of ethylene glycol when it is diluted with water, as in antifreeze.  Glycerine is being evaluated in blends of 10.0% to 20.0% with ethylene glycol and as a total replacement for ethylene glycol.  Before glycerine could become a major base fluid for antifreeze, current test work must be completed and new specifications would have to be developed by ASTM, OEMs, trade organizations, and the United States Government.  We believe that this will probably consume a few years at best and that major changes would have to be made in the industry.  For example, pure glycerine starts to solidify at 62.6°F. 96.0% glycerine (the minimum concentration of ethylene glycol used in antifreeze concentrate currently) begins to solidify at 46.4°F, versus about 0°F for ethylene glycol based antifreeze concentrate.  To obtain the same freeze protection (-34°F) as 50/50 service strength ethylene glycol-based antifreeze, 60.0% glycerin would be required.  Because glycerine from bio-diesel plants must be refined prior to use in antifreeze, since it must be used at higher ratios with water to obtain the same freeze protection as ethylene glycol-based antifreeze, and since glycerine would have to be shipped in a more dilute form than ethylene glycol-based antifreeze concentrate to avoid freezing at common winter temperatures, the actual cost advantages of glycerine over ethylene glycol is still being determined.  In any event, we believe that the Type I facility could be modified to recycle glycerine-based antifreeze.  We will continue to monitor the evaluation of glycerine as a base fluid for antifreeze.  Although we do not view glycerine as a significant threat to the achievement of our financial projections, we could make changes to the Type I facility as necessary.

Employees

The Company has four employees, including John Lorenz, the Chief Executive Officer.  In addition to the employees, the Company has nine consultants.

Item 1A. Risk Factors

An investment in the Company is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating us and our business, prospective investors should carefully consider the following factors, in addition to the other information contained in this Annual Report.

Risks Related to Our Business and Financial Condition

Going Concern. At December 31, 2011, we had $577,127 in cash on hand and we do not currently have enough capital to sustain our operations for the next 12 months.  In their audit report included in this Annual Report, our auditors have expressed their substantial doubt as to the Company’s ability to continue as a going concern.  As of December 31, 2011, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations.

We may not be able to pay off our debt.  Although we entered into a Note Conversion Agreement with Mr. Frenkel (See  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Frenkel Convertible Note”), here can be no assurance that we will raise $5,000,000 from additional equity investment, in which case the Note with Mr. Frenkel will not convert into equity and we will be required to pay continuing quarterly interest payments at the rate of 12.5% compounded semi-annually and the entire principal balance on December 31, 2013. In that case, if we cannot make the payments under the Frenkel Convertible Note, Mr. Frenkel could foreclose on the security interest in GlyEco Technology Patent and our business and our stock price could be materially harmed.

Our Preliminary Agreements to acquire Full Circle Manufacturing, MMT Technologies and Evergreen Recycling may not be enforceable.  The Preliminary Agreements we entered into with Full Circle Manufacturing, Inc., MMT Technologies, Inc. and Evergreen Recycling, Inc. are intended to be binding obligations on the parties, but the parties intend to enter into more comprehensive definitive asset purchase agreements.  There can be no assurance that the Preliminary Agreements will be sufficiently definite to be enforceable or that further more comprehensive definitive purchase agreements will be completed.  If the transactions evidenced by the Preliminary agreements are not consummated as planned, this may have a negative impact on our business plans and our stock price.

We need to obtain additional funding to continue and implement our business strategy.  If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, then existing stockholders may suffer substantial dilution.   We presently do not have sufficient funds to continue with our business strategy and are operating in a scaled-down mode with insufficient funds to continue long-term without additional funding.  We may require additional funds to sustain our operations and institute our business plan.   We anticipate incurring monthly operating expenses, which includes compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $50,000 per month, for an indefinite period of time.

Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

We need additional funds to construct or retrofit the Type I facility.  Our immediate business strategy is to continue operations at the West Virginia Facility while constructing or retrofitting a Type I facility capable of implementing our GlyEco Technology™ Patent technology.  We are considering several sites for the Type I facility, including the West Virginia Facility and a facility in New Jersey (the “New Jersey Facility”), among others.  We believe construction of a Type I facility would cost approximately $4,000,000. The cost for a retrofit to an existing facility depends on the real property and equipment already in place. We will need additional proceeds to construct or retrofit and operate the Type I facility.  As a result, we will need additional funds to construct or retrofit the Type I facility and pay operational costs, hire additional staff, and institute our business plan. There can be no assurances that additional financing will be available to us on favorable terms, if at all.  Our failure to obtain appropriate financing to construct or retrofit and operate a Type I facility would adversely affect our business plans and operations.

We have a limited operating history, and our business model is new and unproven, which makes it difficult to evaluate our future prospects.   Because of our limited history, our proposed operations are subject to all of the risks inherent in a new business enterprise.  We have had limited revenues to date on which to base an evaluation of our business and prospects.  Although our management has experience operating various businesses, there can be no assurance that we will perform in a manner similar to prior projects owned or operated by our management.  In addition, such other businesses’ prior performance is not necessarily indicative of the results that may be experienced by our Company or our stockholders with respect to an investment in our securities.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup of new businesses and the environment in which we will operate.  Some of these risks relate to the potential inability to:

■	remain informed of and maintain compliance with federal, state, local, and foreign government regulations;

■	acquire a sufficient number of customers and generate adequate revenue to achieve profitability;

■	overcome resistance to change by customers; and

■	adapt to rapid technological changes and trends in the glycol recycling industry through research and development.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we plan to compete, financial projections would be of limited value in anticipating future revenue, capital requirements, and operating expenses.  Further, our planned capital requirements and expense levels are difficult to forecast accurately due to our current stage of development.  To the extent that these expenditures precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

            If we cannot protect our intellectual property rights, our business and competitive position will be harmed.  Our success depends, in large part, on our ability to obtain and enforce our patent, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. We anticipate being able to protect our proprietary rights from unauthorized use by third parties to the extent that such rights are covered by a valid and enforceable patent.  We filed an application for a provisional patent for our GlyEco Technology™ processes on August 29, 2011, with the United States Patent and Trademark Office (the “Patent”).  Our potential patent position involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty.  Moreover, if a patent is awarded, our competitors may infringe upon our  patent or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patent or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

Any patent application may be challenged, invalidated, or circumvented.  One way a patent application may be challenged outside the United States is for a party to file an opposition.  These opposition proceedings are increasingly common in the European Union and are costly to defend.  To the extent we would discover that our Patent may infringe upon a third party’s rights, the continued use of the intellectual property underlying our Patent would need to be reevaluated and we could incur substantial liability for which we do not carry insurance.  We have not obtained any legal opinions providing that the technology underlying our Patent will not infringe upon the intellectual property rights of others.

We expect to grow through acquisitions, which will dilute the ownership of our existing stockholders.  In connection with these acquisitions, we may issue a substantial number of shares of our Common Stock as transaction consideration and also may incur significant debt to finance the cash consideration used for our acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.  We expect future acquisitions to require substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

■	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

■	potential disruption of our ongoing business and distraction of management;

■
potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

■	difficulty in incorporating acquired technology and rights into our products and technology;

■	potential difficulties in completing projects associated with in-process research and development;

■	unanticipated expenses and delays in completing acquired development projects and technology integration;

■	management of geographically remote business units both in the United States and internationally;

■	impairment of relationships with partners and customers;

■	assumption of unknown material liabilities of acquired companies;

■	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

■	entering markets or types of businesses in which we have limited experience; and

■	potential loss of key employees of the acquired business.

As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.  We may face lawsuits from time to time alleging that our products infringe on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

We have not yet produced glycol meeting virgin quality standards in large commercial volumes.  Our ability to produce virgin quality glycol from recycled glycol is a key assumption in having a competitive advantage over other glycol recyclers.  To date, we have not yet produced virgin quality glycol in the large volumes that will be needed to achieve our business plan objectives.  Although we have produced such quality glycol in limited test volumes (e.g., a pilot level of approximately 350,000 gallons), we can provide no assurance that we will be successful in producing large production volumes necessary to achieve our business objectives.  If our GlyEco Technology™ fails to produce glycol at the quality levels projected by our Company, we may not benefit from any competitive advantage over our competitors.

Our business plan and our growth rely on being able to procure significant waste glycol.  To meet our volume growth target of six to seven million gallons over the next two years, we must acquire approximately nine to ten million gallons of waste glycol per year (at an average ethylene glycol concentration of 65.0% to 70.0%), or we must obtain other glycol containing waste or byproduct streams.  Although we believe that waste glycol in excess of the quantities that we will need to support our growth will be available, we cannot be certain that we will be able to obtain such quantities.  Any failure to obtain such quantities could have a material adverse effect on our business, prospects, or financial results.

Our inability to obtain other raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to process glycol. We purchase raw materials and component parts from suppliers to be used in the processing of our products.  In addition, we purchase certain finished goods from suppliers.  Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts, or finished goods could result in processing interruptions, delays, inefficiencies, or our inability to market products.  In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

We do not have a binding agreement with the West Virginia Facility.  We continue to process glycol in the same manner as under the prior agreement at the West Virginia Facility.  If we and the West Virginia Facility cannot agree to specifications, delivery terms, scheduling, and pricing that are commercially reasonable to both parties, we may not be able to continue processing Type II glycol at the West Virginia Facility. If the processing arrangement is terminated with the owner of the West Virginia Facility, we believe there are other facilities where we could contract to process waste glycol.    However, we can provide no assurance that we would not experience delays (or complete cessation) or our ability to process glycol until we can enter into new arrangements with another facility, if at all.  Any delay or cessation of our ability to process glycol would have an adverse effect on our ability to produce revenue to achieve our business plans.

Our failure to keep pace with technological developments may adversely affect our operations and financial results.   We are engaged in an industry which will be affected by future technological developments.  The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable.  Our success will depend upon our ability to develop and introduce, on a timely and cost-effective basis, new products, processes, and applications that keep pace with technological developments and address increasingly sophisticated customer requirements.  We may not be successful in identifying, developing, and marketing new products, applications, and processes and product or process enhancements.  We may experience difficulties that could delay or prevent the successful development, introduction, and marketing of product or process enhancements or new products, applications, or processes.  Our products, applications, or processes may not adequately meet the requirements of the marketplace and achieve market acceptance.  Our business, operating results, and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications, or processes or product or process enhancements or if our products do not gain market acceptance.

            We may face significant competition.  Currently, there are approximately 25 to 30 small and mid-sized companies throughout North America that recycle glycol, antifreeze, and/or other glycol-based liquids.  None of these companies presently are dominant in the industry and the industry is generally fragmented and in a preliminary stage of development.  However, there can be no assurance that large, well-recognized companies with substantial resources and established relationships will not enter into our market and compete with us.  Although we believe it to be an unlikely scenario, it is possible that a group will attempt to purchase multiple glycol recycling companies as part of an overall roll-up business strategy.  Additionally, potential competitors may have greater financial, technical, marketing, and sales resources that will permit them to (i) react more quickly to emerging product and service offerings and changes in customer requirements, and (ii) devote greater resources to the development, promotion, and sale of competing products or services.  Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share.

We have little control over the prices that we plan to charge for our products.  The prices of glycol in 2011 were high.  The primary force driving those high prices was a tight world-wide supply/demand balance and a shortage of supply/capacity in the United States.  We expect that new plants throughout the world may be opened in 2012 for virgin glycol production.  We expect that these new plants will return supply/demand to a reasonable balance.  Accordingly, we expect that the prices that we will be able to charge for our products will decline over time, which could reduce our revenues and adversely affect our profitability.  Additionally, if our products gain acceptance and attract the attention of competitors, we may experience pressure to decrease the prices we charge for our products, which could adversely affect our revenue and our gross margin.  If we are unable to offer our products at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth will slow, our margins may shrink, and our business and financial results will suffer.

Due to the rising cost of ethylene glycol, many antifreeze producers are evaluating base fluids other than ethylene glycol.  The primary candidate is glycerine.  Glycerine is becoming more available in the market because it is a by-product of bio-diesel fuel production, which is growing rapidly in the United States.  Glycerine has properties similar to those of ethylene glycol when it is diluted with water, as in antifreeze. Major changes would have to be made in the industry if it were to shift to an all glycerine base fluid.  If such other base fluids, like glycerine, become accepted in the marketplace, competition could increase, demand could fall, and our prices could be adversely affected.  Accordingly, if such a situation occurs, our revenue growth will slow, our margins will shrink, and our business and financial results will suffer.

Environmental, health and safety requirements could expose us to material obligations and liabilities and affect our profitability.  We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. The consequence for violating such requirements can be material. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, if a release of hazardous substances occurs on or from our properties or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at any of our properties or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, for example, costs of investigation and cleanup of the contamination, natural resource damages, damage to properties and personal injuries.

If the use of our recycled glycol harms people, we could be subject to costly and damaging product liability claims.   We could face costly and damaging claims arising from applicable laws governing our products and operations.  Because our industry is highly regulated, if our products do not comply with regulatory requirements, we may be exposed to product liability risk.  Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation.  Moreover, we may not have access to liability insurance or be able to maintain the insurance on acceptable terms.

We may not be able to manage our growth.  We anticipate a period of significant growth as we effectuate our business plan.  This growth could cause significant strain on our managerial, operational, financial, and other resources.  Success in managing this expansion and growth will depend, in part, upon the ability of our management to manage effectively our growth.  Any failure to manage the proposed growth and expansion of our Company could have a material adverse effect on our business, prospects, or financial results.

A continued downturn in the United States economy could have a material adverse effect on our ability to effectuate our business plan and our financial results.   Our ability to achieve our goals depends heavily on varying conditions in the United States economy.  The United States economy is currently experiencing a prolonged downturn and there can be no assurance that the United States economy will emerge from such downturn and experience significant levels of growth in the near future.  Certain end-use applications for glycol experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside of our control.  Additionally, the industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment.  Therefore, downturns in the United States economy are likely to result in decreases in demand for our products.  A continued downturn or deepening of the downturn could decrease demand for our products or could otherwise adversely affect the prices at which we charge for recycled glycol.  Moreover, a continued downturn or deepening of the downturn in the specific areas of the economy in which we operate our business, could have a material adverse effect on ability to effectuate our business plan and our financial results.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

We are dependent upon our key personnel.  Our success is largely dependent upon the personal efforts and abilities of our management and certain other key personnel as the recycled glycol industry is complex.   We are substantially dependent upon the continued services of John Lorenz, our founder, and Chief Executive Officer.  As a director and our Chief Executive Officer, Mr. Lorenz will have significant authority to control our business strategy and our other business decisions.  The holders of any of our equity securities will have no right or power to take part in the management of our Company, unless required by applicable law or our governing documents.  Accordingly, no prospective investor should acquire any of our equity securities without being willing to entrust all aspects of the management of our Company to Mr. Lorenz.  Additionally, we are dependent upon Richard Geib, our Chief Technical Officer.  Mr. Geib is one of the members of our team who has significant contacts and experience in the recycled glycol industry.  As of the date of this Annual Report, we have not entered into effective Employment Agreements with Messrs. Lorenz and Geib.  The loss of Messrs. Lorenz or Geib could have a material adverse effect on our results of operations and financial condition.  We intend to explore key-man insurance on such individuals, but we presently have no such insurance and there can be no assurance that such individuals are insurable or insurable at commercially reasonable rates.

            Our ability to operate our Company effectively could be impaired if we fail to attract additional key personnel.  Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our management and certain other key personnel.  However, our future success will depend on, among other factors, our ability to attract and retain additional qualified personnel, including research professionals, technical sales professionals, and engineers.  Our failure to attract or retain these additional qualified personnel could have a material adverse effect on our business or business prospects.

Messrs. Lorenz and Geib have agreed to certain invention assignment and confidentiality restrictions that we may not be able to enforce.   Messrs. Lorenz and Geib are not parties to and are not restricted by any non-competition or non-solicitation agreement.  As the primary members of our management team, Messrs. Lorenz and Geib will be exposed to all of our confidential information and will develop all of our corporate strategies.  We cannot be certain that Messrs. Lorenz or Geib will not compete with our Company in the future.  Moreover, we cannot be certain that the invention assignment and confidentiality restrictions set forth in the nondisclosure agreements will be enforceable under applicable law.  Even if a dispute arises that is ultimately resolved in our favor, any litigation associated with such invention assignment, and confidentiality restrictions could be time consuming, costly, and distract our focus from effectuating our business plan.

We have engaged Mr. Richard S. Fuld, Jr. as a consultant which might attract negative publicity as a result of his employment with Lehman Brothers.   Mr. Fuld has been affiliated for the greater part of his career with Lehman Brothers, including serving as the Chief Executive Officer and Chairman of the Board of Directors when Lehman Brothers sought bankruptcy protection in 2008.  If Mr. Fuld suffers adverse publicity in connection with his prior association with Lehman Brothers, such events may reduce the effectiveness of Mr. Fuld’s endorsement of our Company and, in turn, adversely affect our revenue and results of operations.

Market regulation may affect our business plan.  We intend to conduct business in the glycol recycling industry in North America.  We are unable to predict changes in governmental regulations or policies that may influence or inhibit our ability to deliver compliant products and services to market.  The recycled glycol industry is highly regulated and is subject to changing political, regulatory, and other influences.  Forced changes through legislation and regulations adopted by United States, state, or foreign governmental agencies may disrupt our business processes and strategies.  Continued compliance with newly enacted rules and regulations could be costly and require complex changes in our products and operations.  We are unable to predict future rules or regulations with any certainty or to predict the effect they would have on our business, products, or services.  Accordingly, there is significant uncertainty concerning competitive pressures and the impact on our actual and prospective customers.  There can be no assurance that heightened or new regulations will not come into effect or that such regulation will not have a detrimental impact on our Company and our planned business.

Current uncertainty in the global financial markets and the global economy may negatively affect our financial results.  Current uncertainty in the global financial markets and economy may negatively affect our financial results. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways which, in turn, could adversely affect our stock price. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors described herein. Our customers may defer purchases of our products, licenses, and services in response to tighter credit and negative financial news or reduce their demand for them. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

In addition, our operating results and financial condition could be negatively affected if, as a result of economic conditions, either:

■	the demand for, and prices of, our products, licenses, or services are reduced as a result of actions by our competitors or otherwise; or

■	our financial counterparties or other contractual counterparties are unable to, or do not, meet their contractual commitments to us.

Certain conflicts of interests exist.  Certain persons or entities affiliated with the law firms that have acted as corporate counsel or securities counsel and accounting consultants to our Company, directly or indirectly, own shares of our capital stock and/or options or agreements to acquire shares of our capital stock.  Potential conflicts exist by virtue of these ownership positions by professional service providers.

Risks Related to our Common Stock

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our Common Stock. We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

There is no active market for our Common Stock. One may never develop or if developed, be sustained and you could lose your investment in our Common Stock. Currently, our Common Stock is quoted on the OTC Bulletin Board under the symbol “GLYE.” Our Common Stock currently trades with little to no volume. There can be no assurance that any trading market will ever develop or be maintained on the OTC Bulletin Board. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations. Our Company is subject to the reporting requirements of the Securities Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we become a non-accelerated filer, the independent registered public accounting firm auditing our financial statements would be required to attest to the efficacy of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. To date, we do not believe that we have obtained the necessary expertise to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and we may not have the resources to obtain expertise or to ensure compliance.

Our Common Stock is a "Penny Stock" under the rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.   The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

■	that a broker or dealer approve a person's account for transactions in penny stocks; and

■	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

            In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

■	obtain financial information and investment experience objectives of the person; and

■
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

■	sets forth the basis on which the broker or dealer made the suitability determination; and

■	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our principal executive office at 4802 East Ray Road, Suite 23-196, Phoenix, Arizona 85044.  Our telephone number at that office is (866) 960-1539. We also rent office space located at 10429 South 51st Street, Suite 275, Phoenix, AZ 85044 for legal and accounting purposes pursuant to a lease agreement, dated November 11, 2011, with a non-affiliated third party.  The monthly rent under the lease agreement is $1,250 and will increase to $1,344 on February 1, 2013.  The term of the lease expires on January 31, 2014.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

Our Common Stock, $0.0001 par value, trades on the OTC Bulletin Board system under the symbol “GLYE.”  On November 21, 2011,   the trading symbol of the Company’s Common Stock was changed from “EVCL” to “GLYE.”

Prior to the effectiveness of the Merger on November 28, 2011, the Company was a “shell” company (as defined in Rule 12b-2 of the Exchange Act).

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High ($)	Low ($)

2010
1st Quarter	$5.00	$4.00
2nd Quarter	$2.00	$0.20
3rd Quart	$2.00	$0.20
4th Quarter	$0.04	$0.01

2011
1st Quarter	$0.06	$0.043
2nd Quarter	$0.10	$0.06
3rd Quarter	$0.101	$0.10
4th Quarter	$1.25	$0.10

2012
1st Quarter	$1.89	$1.01
2nd Quarter (through April 11, 2012)	$1.66	$1.26

            As of April 11, 2012, the closing sale price for our Common Stock as reported on the OTC Bulletin Board system was $1.63. As of April 11, 2012, there were approximately 911 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

Transfer Agent

The Company’s transfer agent is Olde Monmouth Stock Transfer Co. Inc. located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716.  The transfer agent’s phone number is (732) 872-2727 and its website is www.oldemonmouth.com.

Cash Dividends

We have never paid cash dividends on our Common Stock, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Option Plan	3,717,606	$0.60	3,025,000

2012 Equity Incentive Plan	0	0	3,500,000

Equity compensation plans not approved by security holders:

None	0	0	0
Total	3,717,606	$0.60	6,525,000

Incentive Award Plan

Third Amended and Restated 2007 Stock Incentive Plan

Upon the consummation of the Merger, Global Recycling’s Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”) was assumed by GlyEco, Inc.

There are aggregate 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company (collectively, “Eligible Persons”).  As of December 31, 2011, we have issued options to purchase an aggregate of 3,717,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

A description of the 2007 Stock Plan is included in Item 11. Executive Compensation of this Annual Report and is included by reference herein.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), By written consent in lieu of a meeting, dated March 14, 2012, Company stockholders owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the 23,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.

There is an aggregate 3,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of the date of this Annual Report, no awards have been granted under the 2012 Plan.

A description of the 2012 Plan is included in Item 11. Executive Compensation of this Annual Report and is included by reference herein.

Recent Sales of Unregistered Securities

Below describes the unregistered securities issued by the Company and Global Recycling (and subsequently assumed by the Company) within the period covered by this Annual Report.

In connection with the Merger effective on November 28, 2011, the Company issued an aggregate of 14,626,241 shares of Common Stock, 11,591,958 shares of which were issued to the stockholders of Global Recycling and 3,034,283 were issued to non-affiliated third parties

The issuance of 11,591,958 shares of GlyEco Common Stock issued to the stockholders of Global Recycling in connection with the Merger was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. The Company relied on the following facts to make this exemption available: (i) the Common Stock were issued to the existing stockholders of Global Recycling, of which no more than 35 were non-accredited investors and therefore did not exceed the maximum purchaser limitation; (ii) the stockholders of Global Recycling were provided with the information provided by Rule 502(b)(2)(vi) of the Securities Act, (iii) the Company did not violate the general solicitation rules; and (iv) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

The issuance of 3,034,283 shares of the Company’s Common Stock were issued to non-affiliated parties pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) promulgated thereunder due to the fact that the issuance was an isolated issuance and did not involve a public offering of securities.

            On February 11, 2011, the Company issued an aggregate of 325,400 shares to two investors.  Of the shares issued, 400 shares were issued to an existing shareholder pursuant to a warrant purchase agreement at a price of $0.50 per share.  The remaining 325,000 shares were issued to one accredited investor at a purchase price of $1.00 per share.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because, such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 18, 2011 the Company issued an aggregate of 100,000 shares to one investor at a price of $1.00 per share.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because, such purchaser represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 25, 2011, Global Recycling issued a warrant to Leonid Frenkel to purchase 1,000,000 shares of common stock at a strike price of $0.01 per share.  The warrant expires on May 25, 2015.  The warrant was issued in connection with a Forbearance Agreement related to a previous debt funding by Mr. Frenkel.  The warrant was issued in reliance on the exemption from registration provided by Section 4(2) promulgated under the Securities Act.  Mr. Frenkel qualified as an “accredited investor” as defined by Rule 501 of the Securities Act.  The Company assumed this warrant upon the consummation of the Merger.

On June 10, 2011, the Company issued an aggregate of 20,000 shares to one investor at a price of $1.00 per share.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because, such purchaser represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

            On June 27, 2011, Global Recycling issued warrants to purchase an aggregate of 831,124 shares of common stock to ten key consultants of the Company.  The warrants have a strike price of $1.00 per share and expire on June 27, 2021.  The warrants were issued in reliance on Section 4(2) promulgated under the Securities Act.  The warrant agreement contains investment representations by the holders that the holders are “accredited investors” and contain resale restrictions and legend requirements for the stock certificates to be issued thereunder reciting the resale restrictions. The Company assumed this warrant upon the consummation of the Merger.

On June 27, 2011, Global Recycling issued options (in the form of warrants) from the 2007 Stock Plan to 15 employees or key consultants to purchase an aggregate of 742,606 shares of common stock at an exercise price of $1.00 per share.  The options expire on June 27, 2021.  The options were issued pursuant to Rule 701 as securities issued pursuant to compensatory arrangements.  The warrant agreements contain requirements for legends on certificates reflecting restrictions on resale. The Company assumed this warrant upon the consummation of the Merger.

On October 25, 2011, Global Recycling issued options from the 2007 Stock Plan to 20 employees or key consultants to purchase 2,975,000 shares of common stock at an exercise price of $0.50 per share.  The options expire on October 25, 2021.  The options are subject to vesting requirements 55% at time of grant and 15% each year thereafter for 3 years.  The options were issued pursuant to Rule 701 as securities issued pursuant to compensatory arrangements.  The option agreements contain requirements for legends on certificates reflecting restrictions on resale. The Company assumed this warrant upon the consummation of the Merger.

On November 9, 2011 and November 18, 2011, Global Recycling issued an aggregate of 110,000 shares to two investors at a price of $0.50 per share.  The shares were issued pursuant to Section 4(2) promulgated under the Securities Act.  All investors were “accredited investors” as defined by Rule 501 under the Securities Act.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The share certificates were legended with restrictions on resale. The Company assumed this warrant upon the consummation of the Merger.

On December 3, 2011 and December 19, 2011 the Company issued an aggregate of 200,000 shares to two investors at a price of $0.50 per share.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder due to the facts that there were a limited number of purchasers, such purchasers represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are deemed to be restricted under Rule 144 promulgated under the Securities Act.

As previously reported by the Company on a Current Report on Form 8-K filed with the Commission on January 10, 2012, on December 21, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with one non-affiliated, “accredited investor” (as that term is defined under Rule 501(a) of the Securities Act) pursuant to which the Company issued an aggregate of 1,000,000 Units to the investor in consideration for $0.50 per Unit, or an aggregate purchase price of $500,000. Each Unit consisted of one share of Common Stock of the Company and one common stock purchase warrant (the “Warrant”) to purchase one share of Common Stock of the Company (the “Warrant Share”) from the date of issuance until the third anniversary date of the date of issuance (the “Exercise Period”) for a purchase price of $1.00 per share, subject to adjustment upon the occurrence of any stock split, stock dividend, recapitalization, reorganization, reclassification.

The Company issued the Common Stock and Warrants underlying the Units in reliance upon the exemption from registration requirements of the Securities Act set forth under by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder due to the facts that there was only one purchaser, such purchaser represented that it was an “accredited investor” as such term is defined under the Securities Act and the sale of the Units did not involve any form of general solicitation or general advertising.

The shares of Common Stock underlying the Units are deemed to be restricted under Rule 144 of the Securities Act and cannot be resold unless registered under the Securities Act or pursuant to an exemption therefrom. Unless registered under the Securities Act, the Warrant Shares, when issued, will also be deemed to be restricted under Rule 144 of the Securities Act.

Pursuant to the terms of the Warrant, the Company has undertaken to prepare and file a Registration Statement on Form S-1 (the “Registration Statement”) or other applicable form with the Commission to register the Warrant Shares under the Securities Act in the event the Common Stock of the Company trades at or above $3.00 per share, and to use its best efforts to have such Registration Statement or form, as the case may be, deemed effective by the Commission as soon as practicable thereafter. The Company has also untaken that it will take any and all actions to keep the Registration Statement effective until all of the Warrants have been fully exercised or until the Warrant Shares are eligible for resale pursuant to an exemption from the Securities Act.

In the event the Common Stock of the Company trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days and the Warrants Share have been registered under the Securities Act on an effective Registration Statement, the holder of the Warrant will be required to fully exercise the Warrant within ten (10) business days following the 20th trading day.

Throughout the Exercise Period and as long as there is an effective Registration Statement therein registering the Warrant Shares under the Securities Act, the Company shall have the right to redeem the Warrant for $0.05 per Warrant Share.

On January 4, 2012, the Company issued an aggregate of 543,750 shares of Common Stock to the three Selling Principals of Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Recycool Agreement”), by and among the Company, Recycool, the Selling Principals, and GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”) in consideration for business, properties and substantially of the assets of Recycool. The shares of Common Stock issued pursuant to the Recycool Agreement are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

On December 23, 2011, the Company issued an aggregate of 32,000 shares of Common Stock to the three Selling Principals of Recycool at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2011 and 2010 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a green chemistry company formed to roll-out our proprietary and patent pending glycol recycling technology that transforms waste glycols, a hazardous material, into profitable green products.   Our technology, branded GlyEco Technology™, is a breakthrough patent pending processing system and green chemistry solution that enables businesses to handle the removal of their hazardous waste glycol in a responsible and environmentally safe manner.  Our unique technology transforms hazardous materials into profitable green products.

Our GlyEco Technology™ can recycle waste glycol from all five industries to the ASTM E1177 Type I standard, a purity level equivalent to refinery-grade glycol (i.e. virgin grade) (“Type I”).  Competitors generally recycle waste glycols from only one or two of the five industries and most competitors can recycle waste glycol at best to an ASTM E1177 Type II standard (“Type II”), a standard allowing more impurities than Type I—which is unacceptable to many customers and industries.  Additionally, ultra-pure GlyEco Certified®, our recycled glycol material, can be produced at a cost advantage ranging between 20-50% lower than commonly used recycling methods.

World-wide consumption for refinery produced ethylene glycol is over 5 billion gallons per year, with growth expected to exceed 350 million gallons every year for the next decade (Source: ICIS Chemical Business). Demand in China exceeds supply and currently tops 2.1 billion gallons each year. The United States consumes over 700 million gallons of ethylene glycol each year. Demand continues to exceed supply for ethylene glycol, largely because of explosive growth in poly fiber manufacturing to make clothing, plastic containers and plastic beverage bottles. This growth trend is expected to continue well into the future.

GlyEco Technology™ ensures consistently clean, uniform quality recycled glycols with independent lab testing to document results. Our recycled materials are proven to meet or exceed ASTM (www.astm.org) purity standards. The process cleans the five major types of hazardous waste glycols to a superior level of purity, and allows our customers to utilize recycled glycols as a more sustainable resource. Since most polluted glycol is disposed of in our surface waters - which can have devastating results for aquatic life - the GlyEco Technology™ solution gives our customers a way to reduce waste while caring for the environment at no additional cost to them.

The Company has assembled a group of accomplished managers each of whom has more than 20 years’ experience in their field of expertise. This talented team includes business owners and c-level managers from the solid waste, chemical engineering and glycol recycling industries. They provide disposal clients with documented compliance with EPA Hazardous Waste Manifest System and all State and Local regulations, protecting both our environment and their business partners.

Business Strategy

Our immediate business strategy is to continue operations at the West Virginia Facility while constructing or retrofitting a Type I facility capable of implementing our GlyEco TechnologyTM.  We are considering several sites for the Type I facility, including the West Virginia Facility and a facility in New Jersey (the “New Jersey Facility”), as discussed below, among others.  We believe construction of a Type I facility would cost approximately $4,000,000.  The cost for a retrofit to an existing facility depends on the real property and equipment already in place. Depending on the site selected for the Type I facility, we expect to be completed and operational on or before the first quarter of 2013.  Upon completion of construction or the retrofit, we anticipate to quickly ramp up our volumes and project to produce 6.5 million gallons in Year 1 of operations and 14 million gallons in Year 5 of operations.

In addition to the Type I facility, we are in the process of acquiring and creating strategic alliances with companies controlling waste glycol.  In the United States, we have non-binding letters of intent with four companies to acquire their glycol recycling businesses, and we are in discussions with several other companies to acquire their glycol recycling businesses.   Internationally, we are in varying stages of development with waste collectors and polyester companies.  We have a non-binding letter of intent with a large European waste collector to recycle all of its waste glycol.  Additionally, we are in discussions with three other waste collection companies in Europe and two large polyester manufacturing companies in China and Mexico to recycle their waste glycol. We have made additional inroads with sources of waste glycol in the Eurozone, Brazil, Argentina, India, Vietnam, Thailand, and the Philippines.  Final definitive terms have not been established as of yet on any of the aforementioned letters of intent and there can be no assurances that any will be reached or that any transaction will be consummated.

Preliminary Agreement to Acquire Full Circe Manufacturing, Inc. – New Jersey Facility

On March 16, 2012, the Company entered into a preliminary agreement (the “FCM Preliminary Agreement”) with Full Circle Manufacturing, Inc., a New Jersey corporation (“FCM”), pursuant to which the Company has agreed to purchase from FCM all of its assets, including FCM’s equipment and processing agreements, and associated goodwill in consideration for an aggregate purchase price of $6 million ($6,000,000) consisting of 2 million (2,000,000) shares of the Company’s unregistered common stock (valued at $1.00 per share) and $4 million ($4,000,000) in cash.

Pursuant to the FCM Preliminary Agreement, the Company also agreed to lease an approximately 174,000 square foot property (the “Property”) currently owned and occupied by FCM for a period of 10 years at a monthly rent ranging from $39,555 to $43,950, depending upon the fair market rental value of the Property and the Company’s tank storage needs.  The Property is located in Elizabeth, New Jersey and the Company intends to use the Property as a production facility for the processing of glycol.

The consummation of the acquisition of the Assets and lease of the Property by the Company is subject to the Company’s completion of its due diligence investigation and audit by May 14, 2012, to its satisfaction, and upon the Company’s successful completion of a $7 million private placement or other funding on or before June 30, 2012.  The FCM Preliminary Agreement is intended to create a binding obligation to purchase and sell the assets of FCM subject to the conditions stated, but the FCM Preliminary Agreement contemplates completion of a more comprehensive Purchase Agreement and that Purchase Agreement will supersede the terms of the FCM Preliminary Agreement if it is entered into.  There can be no assurance that the conditions will be met, that the further Purchase Agreement will be completed, and if not, that the FCM Preliminary Agreement would be sufficient on its own to consummate the transaction.

Preliminary Agreement to Acquire MMT Technologies

On March 22, 2012, the Company entered into a preliminary agreement (the “MMT Preliminary Agreement”) with MMT Technologies, Inc., a Florida corporation (“MMT”). MMT is in the business of processing and recycling used anti-freeze.

Pursuant to the MMT Preliminary Agreement, the Company has agreed to purchase MMT’s business and all of its assets, free and clear of any liabilities or encumbrances, upon the following transaction terms:

1.
A purchase price of $333,000 (the “Purchase Price”), consisting of $100,000 in cash and 233,000 shares of unregistered Common Stock of the Company (valued at $1.00 per share and subject to adjustment as stated below), based on the following asset values:

	a.	$215,000 for MMT’s equipment, vehicle, and field assets valued at $215,000;
	b.	$100,000 for MMT’s adjusted EBITDA average for 2010 and 2011 of $100,000/year;
	c.	$20,000 for MMT’s accounts receivable less ninety (90) days minus accounts payable (estimated to be $20,000)

2.
MMT’s President, Otho N. Fletcher, Jr., will assume the role as General Manager of the Company’s acquisition subsidiary, serving at the discretion of the Board of Directors of the Company for an agreed upon base salary, vehicle allowance and bonus structure.

3.	The Company shall lease an approximately 6,000 square foot property currently owned and occupied by MMT and located in Lakeland, Florida, for a period of five (5) years for a monthly rent of $2,500.

4.
The number of shares of the Company’s Common Stock included in the Purchase Price shall be subject to adjustment to reduce any costs incurred by the Company in connection with an audit of MMT (approximately $25,000) and any adjustments to working capital or to EBITDA as a result of such audit.

The MMT Preliminary Agreement is intended to create a binding obligation between the Company and MMT. The MMT Preliminary Agreement contemplates the completion of a more comprehensive Asset Purchase Agreement and a closing on or before May 31, 2012. Such Asset Purchase Agreement, if any, will supersede the terms of the MMT Preliminary Agreement. There can be no assurance that the conditions will be met, that a definitive Asset Purchase Agreement will be completed, and if not, that the MMT Preliminary Agreement would be sufficient on its own to consummate the transaction.

Preliminary Agreement to Acquire Evergreen Recycling

On April 11, 2012, GlyEco, Inc., a Nevada corporation (the “Company” or “GlyEco”), entered into a preliminary agreement (the “Evergreen Preliminary Agreement”) with Evergreen Recycling Co., Inc., an Indiana corporation engaged in the business of processing and recycling used anti-freeze (“Evergreen”).

Pursuant to the Evergreen Preliminary Agreement, the Company has agreed to purchase all of the assets and business of Evergreen, free and clear of any liabilities or encumbrances, based upon the following transaction terms:
1.	A purchase price of $80,000, consisting of 40,000 shares of unregistered Common Stock of the Company, valued at $1 per share and $40,000 in cash, based on the following asset valuations:

a.	Evergreen’s equipment, vehicles, and field assets valued at $35,000;
b.	Evergreen’s accounts receivable less than 90 days minus accounts payable, estimated to be $10,000;
c.	$15,000 cash on hand in the bank at the time of closing for working capital; and
d.	EBIT valued at $20,000.

2.
Thomas Shiveley, the President of Evergreen, will assume the role of General Manager of the Company’s acquisition subsidiary, serving at the discretion of the Board of Directors of the Company for an agreed upon base salary and bonus structure.

3.
The Company shall lease an approximately 15,000 square foot property currently occupied by Evergreen located in Indianapolis, Indiana for a period of five years at a rate to be agreed upon by the parties based upon the current fair values in the immediate vicinity for comparable properties. The Company intends to use the Property to recycle used glycols and manufacture/distribute glycol based products such as antifreeze.

The Evergreen Preliminary Agreement is intended to create a binding obligation between the Company and Evergreen.  The Evergreen Preliminary Agreement contemplates the completion of a more comprehensive Asset Purchase Agreement by April 30, 2012 and a closing on or before June 30, 2012. Such Asset Purchase Agreement, if any, will supersede the terms of the Evergreen Preliminary Agreement.  There can be no assurance that the conditions will be met, that a definitive Asset Purchase Agreement will be completed, and if not, that the Evergreen Preliminary Agreement would be sufficient on its own to consummate the transaction.

Trends

While the increase in the growth of demand for glycol has slowed in early 2012 as compared to 2011 overall, demand still remains high and there are ample sources of waste glycol available.  The average sales price of refinery grade glycol shipped by rail or truck has averaged $4.72/gallon in early 2012 (Source: ICIS Chemical Business).  Compared to an average sales price of $5.69/gallon in 2011, this 17% decrease in 2012 has been caused by lower demand during the antifreeze season due to an especially warm winter and a short-term slowdown in the growth of polyester production in Asia.  On the long term, demand for glycol, especially through polyester demand in Asia, remains strong.  Capacity and supply of refinery grade glycol fluctuated in a normal range in 2011 and early 2012–with planned and unplanned shutdowns of glycol plants affecting pricing on a month to month basis.  Because the majority of the glycol refinery industry is controlled by five or six major producers, those producers can significantly influence the price of glycol by limiting capacity and supply.  The glycol refinery industry continues to consolidate.  On the long term, companies such as MEGlobal have doubts whether supply will keep up with demand (Source: MEGlobal).  While the competition for waste antifreeze is increasing, the participants within the industry are small, and the four other sources of waste glycol are largely untapped.  This excess volume should influence the cost of waste glycol in a positive manner.

Results of Operations

Fiscal Year ended December 31, 2011 to Fiscal Year Ended December 31, 2010

Net Sales

For the fiscal year ended December 31, 2011, Net Sales were $824,289, compared to $686,599 for the year ended December 31, 2010, an increase of $137,690 or 20%.  The increase in Net Sales was due to increased sales volume. Net Sales was earned from our recycling operations and was derived from one customer located in West Virginia.

Cost of Goods Sold

For the fiscal year ended December 31, 2011, our Costs of Good Sold increased to $663,689 from $659,523 for the fiscal year ended December 31, 2010, representing an increase of $4,166, or approximately 0.6%.  Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.

Gross Profit

For the fiscal year ended December 31, 2011, we realized a gross profit of $160,600, compared to $27,076 for the year ended December 31, 2010, a positive increase of $133,524 or  493%.  This increase is primarily due to a decrease in the cost to store raw materials because we no longer held the inventory, plus there was a 20% increase in net revenues, which also has a positive effect on our gross profit in 2011. Our Gross Profit Margin for the fiscal year ended December 31, 2011 was approximately 19.4%, compared to approximately 3.9% for the fiscal year ended December 31, 2010.

Operating Expenses

For the year ended December 31, 2011, operating expenses decreased to $587,635 from $801,283 for the year ended December 31, 2010, representing a decrease of $213,648, or approximately 26.7%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $406,790 for the fiscal year ended December 31, 2011 from $565,087 for the fiscal year ended December 31, 2010, representing a decrease of $158,297, or approximately 28.0%.  The decrease is primarily due to the terms of the consulting agreements.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC audit services for the 2010-2009 financial statements of our of wholly-owned subsidiary, WEBA, which was sold on  December 31, 2009.   For the fiscal year ended December 31, 2011, Legal and Professional Fees decreased to $39,629from $138,332 for the fiscal year ended December 31, 2010, representing a decrease of $98,693 or approximately 71.3%.  The decrease was primarily attributable to a credit for legal services in the amount of $157,399.25.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the fiscal year ended December 31, 2011, G&A Expenses increased to $141,469 from $97,864 for the fiscal year ended December 31, 2010, representing an increase of $43,605, or approximately 44.6%.  This increase is primarily due to the 20% increase in revenue in the fiscal year ended December 31, 2011 and the associated costs of building out our infrastructure to support future growth of the Company and its revenue.

Other Income and Expenses

For the fiscal year ended December 31, 2011, Other Income and Expenses decreased to $133,976 from $151,561 for the fiscal year ended December 31, 2010, representing a decrease of $17,585, or approximately 11.6%.  Other Income and Expenses consist of Interest Income, Interest Expense and Gain on the Disposition of Assets.

Interest Income consist of the interest earned on the Company’s corporate bank account.  Interest Income for the fiscal year ended December 31, 2011 increased to $375 from $286 for the fiscal year ended December 31, 2011, representing a decrease of $89 or approximately 3.1%.  There was no substantive change in the interest income.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As stated under “Liquidity & Capital Resources” below, 97% of the Company's outstanding indebtedness consists of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”), subject to the Company’s Second Forbearance Agreement due on March 31, 2012 (discussed below). For the fiscal year ended December 31, 2011, Interest Expense decreased to $149,601 from $151,275 for the fiscal year ended December 31, 2010, representing a decrease of $1,674 or approximately 1.1%.  There was no substantive change in the interest expense.

Gain on Disposition of Assets consists of $16,000 received for the sale of equipment that was previously written down to a value of $0 in 2009 because it was no longer in service.  The equipment was sold in 2011 to the company that was storing the equipment for a purchase price of $16,000.

Liquidity & Capital Resources; Going Concern

As of December 31, 2011, we had $612,255 in current assets, consisting of $577,127 in cash and $35,098 in accounts receivable. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2011, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. We have non-binding letters of intent with five companies to acquire their glycol recycling businesses, and are in discussions with five other companies to acquire their glycol recycling businesses.

We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

As of and for the years ended December 31, 2011 and 2010, our auditors have expressed substantial doubt that the Company will continue as a going concern.

The table below sets forth certain information about the Company’s liquidity and capital resources for the fiscal years ended December 30, 2011 and 2010:

	For the Fiscal Year Ended
	December 31, 2011	December 31, 2010
Net cash (used in) operating activities	$(479,122)	$(275,419)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$1,051,145	$194,348
Net increase (decrease) in cash and cash equivalents	$572,024	$(81,071)
Cash - beginning of period	$5,103	$86,174
Cash - end of period	$577,127	$5,103

The Company does not currently have sufficient capital to sustain its operations for the next12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the fiscal year ended December 31, 2011, the Company raised $1,116,000 from private sales of its securities.

Frenkel Convertible Note

On August 9, 2008, Global Recycling issued a convertible promissory note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum (the “Frenkel Convertible Note”). Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible into 575,350 shares, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application, including the GlyEco Technology Patent. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants expire on September 8, 2013.

Nonpayment of the principal or interest due and payable within 10 days of such amount being due is an “Event of Default” under the terms of the Frenkel Convertible Note. An Event of Default may also occur if Global Recycling breaches any material terms of the Frenkel Convertible Note, files bankruptcy or ceases operations. In the event of default, at the holder’s election, the outstanding principal and unpaid accrued interest of the Frenkel Convertible Note may be due and payable immediately.

The Frenkel Convertible Note matured on August 9, 2010. However, Global Recycling entered into a Forbearance Agreement, dated August 11, 2010 (the “First Forbearance Agreement”), with Mr. Frenkel. The First Forbearance Agreement extended the maturity date of the Frenkel Convertible Note to March 31, 2012, and the interest rate was retroactively increased to 12.5% per annum, effective March 9, 2010. Also, the First Forbearance Agreement modified the default terms of the Frenkel Convertible Note such that the interest rate on the outstanding principal and unpaid accrued interest under the Frenkel Convertible Note would increase to 18% per annum upon the occurrence of an Event of Default. In connection with the First Forbearance Agreement, the Company issued to Mr. Frenkel warrants to purchase 400,000 share of Global Recycling Common Stock at $.00025 per share with an expiration of December 31, 2011.Mr. Frenkel did not exercise any of these warrants before their expiration.

The First Forbearance Agreement expired on November 30, 2010 because the Company did not pay the interest due by this date. Subsequently, based on the terms of the First Forbearance Agreement, the Frenkel Convertible Note became payable on demand. Mr. Frenkel agreed to extend the expiration date for the payment of the interest due, rather than exercise his right to perfect his interest in the collateral that secures the loan.

On May 25, 2011, Global Recycling entered into a second forbearance agreement (the “Second Forbearance Agreement”) with Mr. Frenkel. The terms of the Frenkel Convertible Note, the maturity date of March 31, 2012, and the interest rate of 12.5% per annum remained unchanged from the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, Global Recycling granted Mr. Frenkel warrants to purchase up to 1,000,000 shares of Global Recycling common stock for $.0001 per share until May 25, 2015. The warrant agreement provides that the warrant shares shall not be reduced for a reverse stock split. The Second Forbearance Agreement expired on December 31, 2011 because the Company did not pay the accrued and payable interest of $431,692.  As a result of failing to pay the interest due, the Company is in default on the Frenkel Convertible Note.

On April 3, 2012, GlyEco entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Frenkel. The terms of the Conversion Agreement extend the maturity date for the Frenkel Convertible Note to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by Mr. Frenkel.  The Conversion Agreement further states that Mr. Frenkel will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four thousand seven hundred dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred  stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

Pursuant to the Merger, the Company assumed the Frenkel Convertible Note, Second Forbearance Agreement and warrants issued by Global Recycling to Mr. Frenkel in connection with the Frenkel Convertible Note.

Private Financings

On February 11, 2011, the Company sold an aggregate of 325,000 shares of Common Stock  to one accredited investor in consideration for $325,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On February 11, 2011, the Company sold an aggregate of 400 shares of Common Stock to existing shareholder pursuant to a warrant purchase agreement in consideration for $200 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On May 18, 2011, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in consideration for $100,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On June 10, 2011, the Company sold an aggregate of 20,000 shares of Common Stock to one accredited investor in consideration for $20,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On November 9, 2011, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in consideration for $50,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On November 18, 2011, the Company sold an aggregate of 10,000 shares of Common Stock to one accredited investor in consideration for $5,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On December 3, 2011, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in consideration for $50,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On December 19, 2011, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in consideration for $50,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On December 21, 2011, the Company sold 1,000,000 Units to an accredited investor in consideration for $500,000 ($0.50 per Unit) under Section 4(2) of the Securities Act. Each Unit consisted of one share of Common Stock of the Company and one common stock purchase warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for a purchase price of $1.00 per share, subject to adjustment upon the occurrence of any stock split, stock dividend, recapitalization, reorganization, reclassification. The warrant is only exercisable through the payment of cash and if the accredited investor exercises the warrant in full, the Company will receive gross proceeds of $1,000,000.

On December 23, 2011, the Company sold  an aggregate of 32,000 shares of Common Stock to three accredited investors in consideration for $16,000 ($0.50 per Unit) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Pursuant to the Merger, the Company assumed Global Recycling’s Restricted Stock Purchase Agreements with certain key service provider to sell up to 29,868 shares of Common Stock of the Company at a price of $2.50 per share. With the exception of one Restricted Stock Purchase Agreement that vests over a five year period, these Restricted Stock Purchase Agreements are generally not subject to vesting events. As of December 31, 2011, no shares have been issued pursuant to the Restricted Stock Purchase Agreement and the Company has received net proceeds of $0.

Off-balance sheet arrangements

None

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2011 and 2010.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011.

Revenue Recognition

Sales are recognized when the earnings process is complete, which occurs when products are shipped in accordance with terms of agreements,, collection is probable and pricing is fixed or determinable.

Cost of Goods Sold

Cost of goods sold includes the cost paid for any products sold, including any costs for freight. Shipping costs passed to the customer, are netted against freight expenses, reducing cost of goods sold, are not considered material to the financial statement presentation.

The Company does not carry inventory. When a customer order for product is received from a customer, the Company purchases from a supplier products formulated based on the Company’s proprietary additives and instructions. The product is then shipped from the vendor’s facility. At the time the product is shipped, the Company records a cost of goods sold expense.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and a note payable convertible into 575,350 shares of the Company’s voting common stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and 2010.  The Company did not engage in any transaction involving derivative instruments.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over a seven year estimated useful life and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets - Trade names and Goodwill

The Company’s intangible assets are not amortized. Management reviews these assets for impairment annually and at other times when existing conditions raise substantial questions about their book values. A charge to impairment expense for impairment is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Provision for Taxes

Income taxes are provided for based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against deferred tax assets since management cannot determine that the Company has met the "more likely than not" standard imposed by FASB Codification 740 to allow recognition of such as asset.

Recently Issued Accounting Pronouncements

As of and for the year ended December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2011 and 2010.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
GlyEco, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of GlyEco, Inc. a Nevada corporation as of December 31, 2011 and December 31, 2010, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlyEco, Inc. as of December 31, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources and other factors to sustain operations. These factors, along with other matters set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plan to address these matters is disclosed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jorgensen & Co.
Jorgensen & Co.
(a registered public accounting firm)

April 16, 2012
Lehi, UT

GLYECO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
For the years ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010

Current Assets

Cash	$577,127	$5,103
Accounts receivable	35,098	54,397
Total assets	$612,225	$59,500

Liabilities and Shareholders' Deficit

Accounts payable	$212,749	$605,617
Interest payable	431,692	277,777
Due to related parties	568,603	260,800
Convertible note payable	1,000,000	1,000,000
Total liabilities	2,213,044	2,144,194

Stockholders’ Deficit

Common stock: 100,000,000 shares authorized, $0.0001 par value; 22,858,235 and 11,036,552 shares issued and outstanding as of December 31, 2011 and 2010, respectively	2,286	2,759
Preferred stock: 10,000,000 shares authorized; $0.0001 par value; none issued as of December 31, 2011 and 2010, respectively	-	-
Additional paid-in capital	5,772,924	4,721,305
Options and warrants outstanding	107,347	82,447
Accumulated deficit	(7,483,376)	(6,891,205)
Total shareholders' deficit	(1,600,819)	(2,084,694)

Total liabilities and shareholders' deficit	$612,225	$59,500

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010

Net sales	$824,289	$686,599
Cost of goods sold	663,689	659,523
Gross profit	160,600	27,076

Operating expenses
Consulting fees	406,790	565,087
Legal and professional fees	39,629	138,332
General and administrative	141,216	97,864
Total operating expenses	587,635	801,283

Other (income) and expenses
Interest income	(375)	(286)
Interest expense	181,511	151,275
Gain on the disposition of assets	(16,000)	-
Total other income and expenses	165,136	150,989
Loss from operations	(592,171)	(925,196)

Provision for income taxes	-	-

Net loss	$(592,171)	$(925,196)

Primary and fully diluted loss per share	$(0.02)	$(0.08)

Weighted average common shares outstanding (basic and diluted)	11,036,552	7,108,861

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
For the years ended December 31, 2011 and 2010

	Common shares	Par Value	Additional Paid-in Capital	Options and Warrants	Accumulated Deficit	Totals
Balance – December 31, 2009	7,055,833	$1,764	$4,527,951	$4,790	$(5,966,009)	$(1,431,504)

Common shares issued for cash	58,559	15	146,468			146,483

Warrants and options issued for services				67,777		67,777

Warrants issued for forbearance agreement				9,880		9,880

Warrants exercised	3,922,160	980	46,886			(47,866)

Net loss					(925,196)	(925,196)

Balance – December 31, 2010	11,036,552	$2,759	$4,721,305	$82,447	$(6,891,205)	$(2,084,694)

Common shares issued for cash	1,787,000	178	1,050,768			1,050,946

Warrants and options exercised	400		200			200

Warrants issued for forbearance agreement				24,900		24,900

Adjustment - par value at time of merger	10,034,283	(651)	651			-

Net loss					(592,171)	(592,171)

Balance – December 31, 2011	22,858,235	$2,286	$5,772,924	$107,347	$(7,483,376)	$(1,600,819)

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
Net cash flows from operating activities
Net loss	$(592,171)	$(925,196)
Adjustments to reconcile net loss to net cash used by operating activities
Warrants and options granted for services	24,900	77,657
Bad debt expense	-	2,604
(Increase) in accounts receivable	19,300	96,652
Increase (decrease) in accounts payable	(162,868)	216,419
Increase in related party payable	77,802	115,300
Increase in accrued interest	153,915	141,145

Net cash used by operating activities	(479,122)	(275,419)

Investing activities

Net cash used in investing activities	-	-

Financing activities
Proceeds from the sale of common stock	1,051,146	194,348

Net cash provided by financing activities	1,051,146	194,348

Increase (decrease) in cash for year	572,024	(81,071)

Cash at the beginning of the year	5,103	86,174

Cash at end of year	$577,127	5,103

Interest paid during year	$-	$-
Taxes paid during year	$-	$-

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 - Organization and Nature of Business

GlyEco, Inc. (the “Company”) was formed in the State of Nevada on October 21, 2011. On October 21, 2011, the Company became a wholly-owned subsidiary of Environmental Credits, Inc. (“ECVL”).  On November 21, 2011, ECVL merged itself into its wholly-owned subsidiary, GlyEco, Inc. (the “Reincorporation”).  Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

On November 28, 2011, the Company consummated a reverse triangular merger (the “Merger” or “Transaction”) as a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended, pursuant to an Agreement and Plan of Merger, dated November 21, 2011 (the “Merger Agreement”), with GRT Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Global Recycling Technologies, Ltd., a Delaware corporation and privately-held operating subsidiary (“Global Recycling”).Global Recycling was incorporated in Delaware on July 11, 2007.

GRT Acquisition, Inc. was incorporated in the State of Nevada on November 7, 2011 for the purpose of the consummating the Merger. Pursuant to the Merger Agreement, GRT Acquisition, Inc. merged with and into Global Recycling, with Global Recycling being the surviving corporation and which resulted in Global Recycling becoming a wholly-owned subsidiary of the Company.

The Company has principal offices in Phoenix, Arizona, and was formed to acquire the assets of companies in the business of recycling and processing waste ethylene glycol, and to apply a newly developed proprietary technology to produce ASTM E1177 Type I virgin grade recycled ethylene glycol to end users throughout North America.

On December 30, 2011, Global’s wholly-owned subsidiary, Global Acquisition Corp. #6 (“Acquisition #6”), a Delaware corporation, was dissolved. Acquisition #6 ceased operations on December 31, 2009, when the assets (including rights to additive formula and goodwill) were sold in an exchange for the common shares of Global Recycling. Prior to its sale, Acquisition #6 operated as a chemical company selling additives used in producing antifreeze and heat transfer fluid from recycled ethylene glycol. Sales of additives were discontinued upon the sale of the assets effective December 31, 2009.

Going Concern

The consolidated financial statements as of and for the two years ended December 31, 2011 have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2011, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2011 and 2010.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

 Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc, and its wholly-owned subsidiaries. All intercompany accounting transactions have been eliminated.

Reclassifications

These consolidated financial statements include reclassification adjustments as of December 31, 2011.  These reclassifications did not have any effect on the previously reported net loss for the year ended December 31, 2010.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

As of December 31, 2011, the Company maintained cash balances in a non-interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011.

Revenue Recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.  Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed. The Company recognizes revenue when the earnings process is complete, which occurs when products are shipped in accordance with terms of agreements, collection is probable and pricing is fixed or determinable.

Cost of Goods Sold

Cost of goods sold includes the cost paid for any products sold, including any costs for freight. Shipping costs passed to the customer, are netted against freight expenses, reducing cost of goods sold, are not considered material to the financial statement presentation.

The Company does not carry inventory. When a customer’s order for product is received from a customer, the Company purchases from a supplier products formulated based on the Company’s proprietary additives and instructions. The product is then shipped from the vendor’s facility. At the time the product is shipped, the Company records a cost of goods sold expense.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and a note payable convertible into 575,350 shares of the Company’s voting common stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and 2010.  The Company did not engage in any transaction involving derivative instruments.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2011 and 2010 were 11,036,552 and 7,108,861 respectively.

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over a seven year estimated useful life and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets - Trade names and Goodwill

The Company’s intangible assets are not amortized. Management reviews these assets for impairment annually and at other times when existing conditions raise substantial questions about their book values. A charge to impairment expense for impairment is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Provision for Taxes

Income taxes are provided for based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against deferred tax assets since management cannot determine that the Company has met the "more likely than not" standard to allow recognition of such as asset.

Recently Issued Accounting Pronouncements

As of and for the year ended December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

NOTE 3 – Accounts Receivable

As of December 31, 2011 and 2010, the Company’s net accounts receivable was $35,095 and $54,397, respectively.

NOTE 4 – Equipment

As of December 31, 2011 and 2010, the equipment is being reflected as zero net of accumulated depreciation.

NOTE 5 – Major Customers and Suppliers

For the year ended December 31, 2011 and 2010, one customer accounted for approximately 100% of the Company’s revenues. The Company uses one supplier for substantially all of its product sales in the years ended December 31, 2011 and 2010.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – Convertible Note Payable

On August 9, 2008, Global Recycling issued a convertible promissory note for $1,000,000 and bearing interest at 10.0% per annum (the “Convertible Note”). Interest payments were due semi-annually in cash or shares of our common stock.  The Convertible Note plus accrued interest is convertible into 575,350 shares, at any time prior to maturity, at the option of the holder, into the Company’s common stock at a conversion price of $2.50 per share. The Convertible Note is secured by a lien on Global Recycling’s provisional patent application.  The holder was also granted 480,000 warrants at $0.025 per share at the time the note was issued.  The warrants expire on September 8, 2013.

Nonpayment of the principal or interest due and payable within 10 days of such amount being due is an event of default under the terms of the Convertible Note.  An event of default may also occur if Global Recycling breaches any material terms of the Convertible Note, files bankruptcy or ceases operations.  In the event of default, at the holder’s election, the outstanding principal and unpaid accrued interest of the Convertible Note may be due and payable immediately.

The Convertible Note matured on August 9, 2010. However, Global Recycling entered into a Forbearance Agreement, dated August 11, 2010 (the “First Forbearance Agreement”), with the note holder.  The First Forbearance Agreement extended the maturity date of the Convertible Note to March 31, 2012, and the interest rate was increased to 12.5% per annum beginning on March 9, 2010.

The First Forbearance Agreement modified the default terms of the Convertible Note such that the interest rate on the outstanding principal and unpaid accrued interest under the Convertible Note would increase to 18% per annum upon the occurrence of an event of default. In connection with the First Forbearance Agreement, the holder has been granted 400,000 warrants at $.00025 per share with an expiration of December 31, 2011. The holder exercised these warrants on August 11, 2010.

The First Forbearance Agreement expired on November 30, 2010 because the Company did not pay the interest due by the expiration date. Subsequently, based on the terms of the First Forbearance Agreement, the Convertible Note became payable on demand.  The holder agreed to extend the expiration date for the payment of the interest due, rather than exercise his right to perfect his interest in the collateral that secures the Convertible Note.

On May 25, 2011, the Company entered into a second forbearance agreement (the “Second Forbearance Agreement”) with the holder. The terms of the Convertible Note, the maturity date of March 31, 2012, and the interest rate of 12.5% per annum remained unchanged from the First Forbearance Agreement.  Pursuant to the Second Forbearance Agreement, Global Recycling granted the holder 1,000,000 warrants exercisable at $.0001 per share with an expiration of May 25, 2015.   The warrant agreement provides that the warrant shares shall not be reduced for a reverse stock split.  The Second Forbearance Agreement expired on December 31, 2011 because the Company has not paid the interest due.

Pursuant to the Merger Agreement, the Company assumed this Convertible Note from Global Recycling.  As of December 31, 2011, the Company is in default on this Convertible Note.

See Note 13 – Subsequent Events - Note Conversion Agreement

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the Convertible Note to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four thousand seven hundred dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7–Stockholders’ Equity

Common Stock

As of December 31, 2011, the Company has 300,000,000, $0.0001 par value shares of common stock authorized. The common shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the year ended December 31, 2011, the Company issued 25,858,235 shares of voting common stock pursuant to the Merger Agreement.  The Company, by and through Global Recycling, issued 58,559 shares of voting common stock for cash and 3,922,160 shares of stock through the exercise of warrants.

During the year ended December 31, 2011, the Company granted warrants and options to purchase $1,000,000 shares of the Company’s common stock for $0.0001 per share.  The Company also granted warrants and options to purchase 3,475,000 shares of the Company’s common stock for $0.50 per share.  Additional options and warrants were granted to purchase 2,673,730 shares of the Company’s common stock for $1.00 per share.

During the year ended December 31, 2010, the Company, by and through Global Recycling, granted warrants and options to purchase 3,144,000 shares of the Company’s common stock at $0.0025 per share. Of these, 2,744,000 warrants were to expire within 45 days.  The Company also granted warrants to acquire 58,560 shares of the Company’s common stock for $0.50 per share in accordance with the Private Placement Memorandum dated November 24, 2009.

Stock Splits

During the year ended December 31, 2011, the Company’s Board of Directors approved a separate 1:2 forward stock split.

During the year ended December 31, 2010, the Company’s Board of Directors approved a 5:1 reverse stock.

All common shares and par value amounts have been retro-actively restated to reflect the reverse and the forward stock splits as if they had been in effect from the beginning of the periods presented in these consolidated financial statements.

Preferred Stock

As of December 31, 2011 and 2010, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Share-Based Compensation

The following are details related to warrants and options issued by the Company:

	Warrants and Options for Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	2,859,387	$1.15
Granted	3,202,560	0.01
Exercised	(3,922,160)	0.01
Forfeited	-
Cancelled	(14,934)	2.50
Expired	(1,600)	0.50
Outstanding as of December 31, 2010	2,123,253	$1.53

Weighted Average fair value price granted during 2010	3,202,560	$0.01

Outstanding as of December 31, 2010	2,123,253	1.53
Granted	7,148,730	0.62
Exercised	(400)	0.50
Forfeited	-	-
Cancelled	(1,142,986)	2.50
Expired	-	-
Outstanding as of December 31, 2011	8,128,597	0.58

Weighted Average fair value price granted during 2011	7,148,730	0.62

Fair Value Assumptions

The fair value of warrants and options is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants.

For the years ended December 31, 2011 and 2010 risk-free interest rate equal to the treasury rate, expected dividend yields of zero, expected life based on term of the grant, and expected volatility of 10%.

A summary of the status of the warrants and options granted under various agreements follows:

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

For the Year Ended December 31, 2010:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.025	680,000	3.0	$0.025	680,000	$0.025
$0.50	400	0.1	$0.50	400	$0.50
$0.625	220,000	2.0	$0.625	220,000	$0.625
$2.50	1,222,853	4.8	$2.50	1,222,853	$2.50
	2,123,253			2,123,253

For the Year Ended December 31, 2011:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0001	1,000,000	3.5	$0.0001	1,000,000	$0.0001
$0.025	680,000	2.0	$0.025	680,000	$0.025
$0.50	3,475,000	9.5	$0.50	3,475,000	$0.50
$0.625	220,000	1.0	$0.625	220,000	$0.625
$1.00	2,673,730	9.0	$1.00	2,673,730	$1.00
$2.50	79,867	1.3	$2.50	79,867	$2.50
	8,128,597			8,128,597

NOTE 8 – Related Party Transactions

On December 31, 2009, the Company sold the operating assets of WEBA, including certain additive formula used as a principal value increment in the Company’s product sales during 2009, to two individuals in exchange for 1,500,000 shares of the Company’s common stock.  The terms of the sale included a non-compete covenant where the Company agrees not to directly compete in the additive business that was sold and a continued consulting agreement with one of the shareholders.

The Company uses consultants to provide a variety of services, including legal, computer, accounting, marketing, strategic planning, and engineering. Mr. John Lorenz, the Company's CEO, provides management consulting services to the Company through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. Barcid was paid $87,000 and $56,700 for consulting services in 2011 and 2010, respectively, and was owed $278,602 at December 31, 2011, and $208,800 at December 31, 2010. CyberSecurity, Inc., a corporation owned by Janet Lorenz, wife of John Lorenz, was paid $71,500 and $42,500 for consulting services in 2011 and 2010, respectively, and was owed $41,000 and $52,000 at December 31, 2011 and 2010, respectively.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 9 – Income Taxes

As of December 31, 2011 and 2010, the Company had a net operating loss (NOL) carryforward of approximately $4,700,000 and $4,000,000 adjusted for related party payables and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expires in 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established at December 31,  2011 and 2010  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2011	2010
Deferred tax assets	$1,645,000	$1,400,000
Valuation allowance	(1,645,000)	(1,400,000)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,645,000 and $1,400,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011:

Federal statutory tax rate	-35%
Permanent difference and other	35%
Effective tax rate	0%

NOTE 10 – Commitments and Contingencies

Rental Agreements

During the year ended, the Company rented office space on a monthly basis under an unwritten rental agreement.   The monthly rent under this agreement was approximately $300.  The Company terminated this agreement in January 2012.  The Company entered into a written rental agreement for office space on November 11, 2011.  The monthly rent under this agreement is approximately $1,250.  The term of the agreement is for two years with the end date set to January 31, 2014.  The monthly rate under the agreement will change to approximately $1,344 beginning February 1, 2013.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 – Concentration of Credit Risk

As of December 31, 2011

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest that was due on March 31, 2012, which was in default on December 31, 2011.  See Note 14 – Subsequent Events – Note Conversion Agreement.

The Company’s accounts receivable were owed by one customer.

As of December 31, 2010

The Company maintained cash deposits at financial institutions less than the federally insured limit. The Company owed $1,000,000 on a convertible note plus accrued interest due on March 31, 2012. The Company’s accounts receivable were owed by one customer.

NOTE 12 – Subsequent Events

Merger of Global Recycling Technologies, Ltd. into GlyEco, Inc.

On January 9, 2012, GlyEco, Inc., a Nevada corporation (the “Company”), and its wholly-owned subsidiary, Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), consummated a merger pursuant to which Global Recycling merged with and into the Company (the “Global Merger”), with the Company being the surviving entity.

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reverse merger consummated on November 28, 2011, as previously disclosed by the Company on a Form 8-K filed with the Securities and Exchange Commission on November 28, 2011, were cancelled upon the consummation of the Merger.

The Merger was consummated pursuant to an Agreement and Plan of Merger, dated December 30, 2011 (the “Merger Agreement”), between the Company and Global Recycling.  The Company filed Articles of Merger, dated December 30, 2011, with the Secretary of State of Nevada on January 3, 2012, and Global Recycling filed a Certificate of Merger, dated December 30, 2011, with the Secretary of State of Delaware on January 9, 2012.  The foregoing documents are filed as exhibits to this Form 8-K and are incorporated by reference herein. The Merger became effective on January 9, 2012 pursuant to Section 8 of the Merger Agreement.

Acquisition of Recycool, Inc.

On December 16, 2011, the Company entered into that certain Asset Purchase Agreement (the “Recycool Agreement”) with Recycool, Inc., a Minnesota corporation (“Recycool”), Marty Rosauer, Kurt Rosauer and Dennis Scott (collectively, the “Selling Principals”), and GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of the Company (the “Acquisition Sub” and together with the Company, Recycool and the Selling Principals, the “Parties”).

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Recycool operates a business located in Minneapolis, Minnesota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product, including the collection and distribution businesses relating thereto.

Pursuant to the Recycool Agreement and with the exception of the Excluded Assets (as defined in the Recycool Agreement), Recycool had agreed to sell to Acquisition Sub the business and all of the assets and properties of Recycool in consideration for an aggregate purchase price of $525,000 (the “Purchase Price”) consisting of (subject to adjustment as provided in the Agreement) an aggregate of 525,000 shares of Common Stock of the Company (the “Acquisition”).

On December 27, 2011, the Parties entered into Amendment No. 1 to the Recycool Agreement pursuant to which the Company agreed to issue, on a pro rata basis, 8,153 additional shares of restricted Common Stock to the Selling Principals under the terms of the Recycool Agreement in consideration for Recycool’s payment of $8,153 for financial statement audit related fees.

On January 1, 2012, the Parties entered into Amendment No. 2 to the Recycool Agreement pursuant to which the Purchase Price payable by the Company to the Selling Principals was increased from $525,000 to $543,750.  The $18,750 increase in the Purchase Price consists of: (i) 8,878 additional shares of Common Stock due to the fact that the Net Working Capital (as defined in the Recycool Agreement) of Recycool was calculated to be $63,878 (an increase of $8,878 from $55,000 under the Recycool Agreement); (ii) 8,153 additional restricted shares of Common Stock under Amendment No. 1; and (iii) 1,719 additional restricted shares of Common Stock in consideration for Recycool’s payment of $1,719 in month rent pursuant to its Office/Warehouse Lease, dated September 1, 2000, as amended, by and between Recycool and Bolger Building Partnership, L.L.P. (and Bolger Family Limited Partnership).

Note Conversion Agreement

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the Convertible Note to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four thousand seven hundred dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

Item 9. Changes in an Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule13a-15 of the Exchange Act that are designed to cause the material information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this Annual Report, the Company performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

■	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
■
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

■
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Company (then known as Environmental Credits, Ltd.) was a “shell company” (as defined in Rule 12b-2 under the Exchange Act) immediately before the Merger. Upon the consummation of the Merger on November 28, 2011, the Company ceased being a shell company and the business and operations of Global Recycling became the primary business of the Company. On January 9, 2012, Global Recycling merged with and into the Company and the Company assumed the contracts of Global Recycling.

Upon the consummation of the Merger, the management and Board of Directors of Environmental Credits resigned and John Lorenz, the Chief Executive Officer, President and Chairman of Global Recycling, was appointed as the Chief Executive Officer, President and Chairman of Board of Directors of the Company.  As the then sole Board member, Mr. Lorenz elected James Flach, Michael Jaap and William Miller each as new members to the Company’s Board of Directors. Messrs. Flach, Jaap and Miller each qualify as an “Independent Director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.   The Board then appointed Kevin J. Conner as the Company’s Chief Financial Officer, effective November 28, 2011.

Other than the foregoing, no changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

As previously disclosed by the Company on a Form 8-K filed with the Commission on April 5, 2012, in connection with the Conversion Agreement entered into on April 3, 2012 between the Company and Leonid Frenkel, on April 5, 2012, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of Nevada, therein designating 2,000,000 shares Series AA Preferred Stock.

The Series AA Preferred Stock has no voting rights. Each share of Series AA Preferred Stock is convertible, at the discretion of the holder thereof, at any time into one share of Common Stock for each $1.00 of Original Issue Price plus accrued and unpaid dividends. The Series AA Preferred Stock will automatically convert into Common Stock at the rate of $1.00 of Original Issue Price plus accrued and unpaid dividends upon the earlier to occur: (i) the closing price of the Common Stock on the OTCBB is $5.00 per share for 20 consecutive trading days or (ii) the Common Stock is listed on the New York Stock Exchange or NASDAQ.

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of the Series AA Preferred Stock are entitled to receive in any fiscal year, when, as, and if declared by the Company’s Board of Directors, out of any assets at the time legally available therefor, dividends in cash payable in preference and priority (both in time of payment and amount). Such dividends shall accrue at the rate of 12.5% per year, compounded semi-annually, and payable on December 31, 2013, if not converted earlier. Such dividends shall be payable in preference to the Common Stock.

In the event of a “Liquidation Event” (as defined in the Certificate of Designation), the Series AA Preferred Stock has liquidation preference over the Company’s Common Stock to the extent of the Original Issue Price and all accrued but unpaid dividends.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Ralph M. Amato was the sole officer and director of the Company prior to the Merger on November 28, 2011. Upon the consummation of the Merger, Mr. Amato resigned as a director and executive officer of the Company and John Lorenz, the Chief Executive Officer, President and Chairman of Global Recycling, replaced Mr. Amato as the Chief Executive Officer, President and Chairman of Board of Directors of GlyEco, Inc. Mr. Lorenz then appointed James Flach, Michael Jaap, and William Miller as members of the Company’s Board of Directors, effective November 28, 2011, and the Board then appointed Kevin J. Conner as the Company’s Chief Financial Officer and Richard Geib as the Company’s Chief Technical Officer, effective November 21, 2011. On November 30, 2011, the Company’s Board of Directors appointed Alicia Williams as the Company’s Secretary.

The members of the Board of Directors of the Company will hold office for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. A summary of the composition of the Company’s directors and executive officers, their ages, positions held, are as follows:

The following table set forth information about the Company’s new executive officers and directors:

Name	Age	Position	Director Since
John Lorenz	68	Chief Executive Officer, President and Chairman	November 28, 2011
James Flach	65	Director	November 28, 2011
Michael Jaap	56	Director	November 28, 2011
William Miller	48	Director	November 28, 2011
Kevin J. Conner	49	Chief Financial Officer	-
Richard Geib	64	Chief Technical Officer	-
Alicia Williams	35	Secretary, Controller and VP of Internal Operations	-

John Lorenz – Chairman and Chief Executive Officer.  Mr. Lorenz has been the co-founder, Chief Executive Officer, President and sole director of Global Recycling Technologies since its formation in May 2006. Mr. Lorenz is experienced in identifying and managing new technologies, financing industry consolidations and acquisitions, and providing initial financing for such ventures.  Mr. Lorenz has served as a founder and management, financial and strategic consultant to a number of emerging, public and private companies. Mr. Lorenz founded Environmental Waste of America, Inc. (“EWA”) in 1986, where he participated in virtually all management aspects of the solid waste industry, including acquisitions and integration.  He served as President, Chief Executive Officer, and a director of EWA between 1986 and 1997 until its merger with Envirofil, Inc., a public company that is now Waste Management, Inc.  In addition, Mr. Lorenz was formerly a founder, director, and Chief Executive Officer of Automotive Services of America. Earlier in his career, Mr. Lorenz worked as a financial, marketing, and political consultant, doing media, market, and public opinion research.  Mr. Lorenz has articles on diachronic survey research, and is an author and editor of the book,  The Political Image Merchants , published in 1971.  Mr. Lorenz is an “inventor” on patents and is a frequent lecturer at Universities in the United States on capital, financial strategies, and equity development.  Mr. Lorenz holds an Adjunct Professorship at Marylhurst University, and is preparing a book for publication in 2014 on financial strategies in challenging economic environments. Mr. Lorenz is an active tri-athlete and regularly competes in triathlons and marathons in the US.  Mr. Lorenz holds an undergraduate degree with honors from the University of Portland, and a master’s degree from the University of Chicago.

Jim Flach – Director.  Mr. Flach has held a wide range of positions in the communications and software industries over the last thirty years.  A partner with Accel for ten years, he was formerly Chairman of Agile Networks (Lucent), Netlink (Cabletron), Sentient Networks (Cisco), Teleos Communications (Madge Networks), and Vivo Software. Jim has served as CEO of Terraspring, Teleos, Bandwidth9, Hybrid Networks, Redback Networks, and Sentient Networks. He also serves on the board of Bandwidth9, CenterBeam, GoDigital Telecommunications, Hybrid Networks, P-Cube, Primarion, Vertical Networks, and Terraspring.  Previously, Jim was Vice President of Intel where he was General Manager of the Personal Computer Enhancement Division. He came to Intel in 1989 when Intel acquired his communications company, Jupiter Technology, where he had been CEO since 1986. Prior to joining Intel, Jim held numerous business and technical positions during a seventeen-year career at Xerox Corporation, including Vice President of Systems Engineering, and Vice President and General Manager of the Network Systems Business Unit, and was responsible for the worldwide P&L of the Xerox Network business.  Jim holds a B.S. degree in Physics from Rensselaer Polytechnic Institute and an M.S. degree in Applied Mathematics from the Rochester Institute of Technology.

Michael Jaap – Director.  Mr. Jaap has had an extensive career in the field of nonferrous scrap metal recycling, including the areas of copper recycling and copper related raw material feed procurement.  Mr. Jaap has worked with companies such as Amax Copper, where he held positions of purchasing copper and precious metal based scrap. Mike also worked for Commercial Metals, where he ran the yard operations of their Los Angeles facility.  Mr. Jaap worked for Metal Traders, Warrenton Refining Company, owned by Phillip Anschutz.  Mr. Jaap was involved with scrap copper procurement and copper ingot sales. Cyprus Copper Company acquired Warrenton, and Mr. Jaap worked for the Cyprus Copper Division in Phoenix AZ.  The sale of Warrenton by Cyprus prompted Mr. Jaap to set up his own companies over the next 19 years.  These companies include Copper Consulting Industries, DeReelTech, Southwest Metals, Commodity Choppers, INTL Sieramet, Carbontech, JPH LLC and other ventures not specific to the recycling industry.  Mr. Jaap currently owns and operates a copper recycling facility in Indiana, and is an active member of Southwest Metals in Glendale, AZ.  Mr. Jaap is a graduate of Michigan State University with a BS in Microbiology and Public Health.

William J. Miller – Director, Senior VP Strategic Planning and Facilities Development.  Mr. Miller was the founder and CEO of AutoXray from its beginning in 1994 to its sale in 2004.  AutoXray pioneered low cost diagnostic scan tools for automobile computers.  The company’s products were selected Popular Mechanics Editor’s choice 6 out of 7 years, and were featured in the Wall Street Journal, USA Today, and many of the PC Magazines, as well as CNN and Motor Trend television.  During that time Mr. Miller was selected as an Ernst and Young Entrepreneur of the Year, and the company received the Spirit of Enterprise Award from the WP Carey School of Business at Arizona State University.  Prior to his endeavors with AutoXray, Mr. Miller worked in the semiconductor industry and in Europe in the lift truck industry.  He holds a Computer Engineering Degree from the University of Arizona.  Mr. Miller is an active angel investor in select companies and selectively provides consulting to emerging companies.

Kevin J. Conner – Chief Financial Officer.  Mr. Conner was appointed as the Chief Financial Officer of the Company upon consummation of the Merger.  On September 23, 2011, the Board of Directors of Global Recycling appointed Kevin Conner as the Chief Financial Officer of Global Recycling. Since 1991, Mr. Conner has been the managing director of Conner & Associates, PC and its affiliated corporate finance advisory firm, Conner LLP. (“Conner”)  Mr. Conner is responsible for managing engagements in which the professionals of Conner provide SEC consulting and assurance services, mergers and acquisitions consulting services, litigation consulting services, business valuations and domestic/international taxation for SEC issuers, private companies, high net worth and accredited individuals and law firms. Since November 2005, as a registered firm of the Public Company Accounting and Oversight Board (PCAOB) and prior to that time as a member firm of the SEC Practice Section of the American Institute of Certified Public Accountants. Conner & Associates, PC has been the SEC audit firm or consultants to private companies and SEC issuers, on matters of going public through S-1 registration statements, Form 10 filings, Reverse Mergers and advisors on traditional Mergers and Acquisitions through its affiliate, Conner LLP. Since 1994, Mr. Conner is also a general partner of Westrock Partners, a private investment firm that holds a portfolio of public and private companies.  Prior to Conner and Westrock, Mr. Conner held senior level positions with regionally recognized certified public accounting firms and an international bank. Mr. Conner holds an MS in Taxation from Philadelphia University (highest honors) and BS in Business Administration/Accounting from West Chester University of Pennsylvania along with being licensed to practice as a CPA in the State of New York and the Commonwealth of Pennsylvania.  Mr. Conner continues to be retained as a qualified expert witness on several business matters and he has provided speaking engagements along with writing on litigation and tax matters.

Richard Geib – Chief Technical Officer.  Mr. Geib was appointed as the Chief Technical Officer of the Company upon the consummation of the Merger. Mr. Geib   has   served as Global Recycling’s Director of Technology and Development since July 2007. Since 2002 through current, Mr. Geib has served as the President of WEBA, which develops advanced additive packages for antifreeze and heat transfer fluid and used glycol treatment processes, including re-distillation and recovery technology.  Under Mr. Geib’s direction, WEBA launched its additive sales into Canada and Mexico.  From 1998 through 2002, Mr. Geib served as President of Additives Inc., a former chemical division of Silco Distributing Co., where he developed new products, added many domestic customers, began industry trade show participation, became chairman of ASTM Coolants Committee, and established a laboratory, customer service, production, and sales department.  From 1994 to 1998, Mr. Geib served as the Manager of the Chemical Division of Silco Distributing Company, where he developed and grew his division, developed products, designed a production plant, negotiated contracts for outside production, wrote marketing and technical literature, developed and implemented a sales program, arranged freight, and managed cash flow.  From 1990 to 1994, Mr. Geib served as the President of Chemical Sales Company.  From 1969 through 1989, Mr. Geib held several positions with Monsanto Company, including, Director of Sales, Detergents and Phosphates Division; Director, Process Chemicals, Europe/Africa Monsanto’s Europe/Africa Headquarters, Brussels, Belgium; Strategic and Financial Planning Director, Process Chemicals Division; Business Manager for Maleic Anhydride, Chlor-Alkali, Phosphate Esters, Fumaric Acid, etc.; Plant Manager Monsanto’s W.G. Krummrich Plant; Operations Superintendent Monsanto’s W.G. Krummrich Plant; Production Supervisor for the 4-Nitrodiphenylamine Chlorine and Caustic Soda/Potash plants; and Design and Plant Engineer World Headquarters.

Alicia Williams, Esq. – Secretary, Controller and VP of Internal Operations. Ms. Williams was appointed as Secretary of the Company by the Board of Directors on November 30, 2011. From October 2008 until the date Global Recycling merged with and into the Company, Ms. Williams served as the Director of Internal Operations of Global Recycling.   Upon the consummation of the merger of Global Recycling with and into the Company, Ms. Williams became the Controller and VP of Internal Operations of the Company. From August 2004 until she joined the Company, Ms. Williams was a full-time law student and/or part-time law clerk.  From March 2000 to August 2004, Ms. Williams served as a Senior Systems Analyst/Data Lead at Intel Corporation in Chandler, Arizona. Ms. Williams holds a law degree (J.D.) from the University of Southern California Gould School of Law in Los Angeles, California (December 2007) and a Bachelor of Science in Management Information Systems & Accounting (December 2009). Ms. Williams was admitted to practice law in the state of Arizona (2008).

Key Consultants

The Company engages consultants to manage our business and operations.  Specifically, the Company relies upon the following key consultants:

Richard S. Fuld, Jr. – Strategic Operation and Development Consultant. Mr. Fuld has been chairman of Matrix Advisors since its inception in April of 2009.  Previously, Mr. Fuld was chairman of the Board of Directors of Lehman Brothers Holdings Inc. and Lehman Brothers Inc. from 1994 to 2008. He also served as chief executive officer of Lehman Brothers Inc. from 1993 to 2008, which commenced a Chapter 11 bankruptcy proceeding in September 2008. During that time, Mr. Fuld was also chairman of the Lehman Brothers’ Executive Committee.  Mr. Fuld was president and chief operating officer of Lehman Brothers Holdings Inc. and Lehman Brothers Inc. from 1993 to 1994. He was president and co-chief executive officer of the Lehman Brothers Division of Shearson Lehman Brothers Inc. from 1990 to 1993. Mr. Fuld was a vice chairman of Shearson Lehman Brothers from 1984 until 1990 and has been a director of Lehman Brothers Inc. since 1984. He joined Lehman Brothers in 1969.  Mr. Fuld presently sits on the Board of Trustees of New York Presbyterian Hospital and is a member of The Business Council. Mr. Fuld served on the Board of Directors of the Federal Reserve Bank of New York from 2005 until 2008. He was also a member of the International Business Council of the World Economic Forum. In addition, he previously served on the Board of Trustees of Middlebury College and the Board of Directors of the Robin Hood Foundation.  Mr. Fuld received his B.A. from the University of Colorado and his M.B.A. from the New York University Stern School of Business.

John M. Darcy – Senior VP Management.  Mr. Darcy is a CEO level executive with global experience managing in Fortune 100 environments, non-performing situations and younger rapid growth companies.  His expertise is in industries driven by marketing, technology and manufacturing, and he has successfully grown companies in food, pharmaceuticals, specialty chemicals, computer software, and e-commerce.  Mr. Darcy founded and ran several entrepreneurial ventures, including WorldPrints.com, Triump Pharmaceuticals, Penwest, Aegis, and MyInks.com.  Previously, Mr. Darcy was asked to re-structure Avis Enterprises, an underperforming $1.8 billion conglomerate with holdings in automotive, sporting goods, electronics, commercial real estate and other areas. As President, Mr. Darcy exceeded targets by focusing on market driven priorities, targeting superior financial returns, installing strong management throughout, consolidating or divesting underperforming subsidiaries, and improving financial controls.  Earlier, Mr. Darcy was Group General Manager and Corporate Vice President at Carnation/Nestle where he was responsible for three operating divisions including eight manufacturing facilities generating over $2 billion in revenue. Products under his responsibility included Coffee Mate, Carnation/Nestle Hot Cocoa, Carnation Instant Breakfast, Carnation Milk Products, food service product lines and others.  Mr. Darcy has a B.A. from State University of California, Los Angeles.

Janet Carnell Lorenz – Senior VP Corporate Development and Marketing.  Ms. Lorenz founded CyberSecurity Group, Inc. (dba Market Tactics) in 2000 to assist develop technologies into innovative and marketable products. She has synthesized a twenty-one year background in computer systems engineering, corporate development and marketing into a resource for creativity and business acumen. Clients include Apple’s iPhone application developers center and Digital Ghost.  She provides in-depth knowledge of corporate branding, market validation, product development and positioning, consumer sales, and viral marketing. She has placed dozens of successful product lines with retailers including Best Buy, Office Depot, Amazon.com and Costco Wholesale.  Prior to founding CyberSecurity Group, Inc., she was a founding partner at a top ranked marketing representative's firm.  She created the company’s international sales division, devising channel and localization strategies which grew sales to over $40 Million per year.  Clients included Hewlett-Packard’s PC division, Hitachi Hard Drives, Creative Labs, Lexmark Printers, PNY Electronics, Umax Technologies, and Fuji Digital Cameras.  She attended the University of Washington receiving her Bachelor of Arts in Business Administration, has earned several technical certifications, and is an authorized instructor for a number of computing platforms.

Michael Hool, Esq. - Corporate Counsel.  Mr. Hool’s practice is focused primarily on corporate and commercial representation, securities, finance and venture capital, mergers and acquisitions, corporate governance maters, and all aspects of counseling emerging growth companies.  A large portion of Mr. Hool’s practice is focused on representing established and emerging entities whose principal asset is intellectual property.  Mr. Hool has significant experience in joint ventures and partnering transactions for companies of all sizes and types.  Mr. Hool also has broad merger and acquisition experience, ranging from large hundred million dollar transactions such as the acquisition and financing of an NHL hockey franchise, the sale of health care systems, to the acquisition and sale of a large variety of large and small enterprises.  Mr. Hool has assisted clients in structuring many different types of venture relationships, including: (i) structuring a joint venture of seven health care systems; (ii) creating an intellectual property consortium whose members included the United States Army, universities, and fortune 500 companies; and (iii) creating manufacturing and research joint ventures between United States companies and those in Mexico and India.  Mr. Hool also has counseled boards of directors and stockholders of public and private companies on a broad variety of corporate matters.  Mr. Hool provides services through the firm Hool Law Group, PLC.  Mr. Hool oversees general corporate and contract matters and the Company engages with special securities counsel for the Company or matters related to public securities filings.

Rick Opler – Real Estate and Financial Analysis.  Since 1998, Mr. Opler has worked in real estate development.  Previously Mr. Opler held careers as a commercial real estate agent, VP of Finance for a technology startup firm, and VP of a business consulting and venture capital firm.  He also served as director at certain companies.  From 1977 to 1985 he worked at World’s Finest Chocolate.  Mr. Opler received a Bachelor’s degree from Duke University in 1977 and a Master’s degree in business from the University of Chicago in 1981.

Fred Gretsch – Financial Analysis.  Mr. Gretsch has served as President and CEO, CFO, Treasurer and Corporate Secretary for companies in various industries. As a Tatum Partner, he completed a CFO assessment of a CFO for a logistics’ company, was the interim CFO for a privately held ten-year old study abroad company, and was the CFO of a candy and tobacco products distribution company (a London Stock Exchange, AIM listed company). He was the President and CEO of Southwest Storage & Distribution Company L.L.P., for five and a half years and assisted the partners in its sale in early 2006. Prior to joining Tatum, Mr. Gretsch was Treasurer for ON Semiconductor. As Chief Financial Officer, Treasurer and Corporate Secretary for Futech Interactive Products, Inc./Janex International, Inc., a $25 million revenue children’s products company, he handled all mergers & acquisitions and due diligence activities on seven companies and filed an S-4 that included the merger of five companies. While Director of Finance, Treasurer for Vail Associates, Inc./Vail Resorts, Inc., a $190 million ski company, he completed negotiations on an oversubscribed $340 million syndicated bank credit for the acquisition of Ralston Resorts.  Mr. Gretsch was Corporate Director, Treasury Operations for General Dynamics and served as President and Director of its three finance companies.  Mr. Gretsch holds a Masters of Business Administration in Production Systems from Columbia’s Graduate School of Business and a Bachelor of Arts in Economics from Georgetown University.

Eric Menkhus, Esq. – VP Stockholder Relations and HR. As Director of the Innovation Advancement Program since 2004, Mr. Menkhus works with students from across Arizona State University – the Sandra Day O'Connor College of Law, W.P. Carey School of Business, Ira A. Fulton School of Engineering, the College of Liberal Arts and Sciences, and Barrett, The Honors College – to provide essential services to technology start-up companies and entrepreneurs with ties to Arizona.  Mr. Menkhus speaks on a wide array of topics to a broad spectrum of audiences, including guest lecturing in engineering and business courses on legal topics such as business-entity formation and intellectual property protection. He also teaches the Legal Studies course in the W.P. Carey Evening MBA Program and has been invited to multiple conferences and panel discussions associated with the Ewing M. Kauffman Foundation.  Mr. Menkhus joined the College faculty in 2006.  Previously, he worked as an Industrial Engineer and Project Manager at American Express, is Six Sigma trained, was a founding member of a web-design firm, and also worked in the real-estate industry.

Significant Employees

Todd L. Smith –Senior VP Sales, Mergers & Acquisitions.  From 1995 to 2008, Mr. Smith served as President of Northeast Environmental Services, Inc. (“NES”), located in Cumberland, Rhode Island.  NES specialized in the recycling of used engine coolants, and the distribution of recycled automotive antifreezes, as well as various other collection and disposal services offered to the customer base.  Mr. Smith was responsible for all aspects of the NES operations, and by 2007, NES had gone from its infancy to achieving $5,000,000 in gross revenues.  Mr. Smith supervised the daily operations, research and development, and finances of NES.  Additionally, Mr. Smith was directly involved in the development of a sales force that led to a customer base of over 3,000 clients, maintaining account relations and retention, and the expansion of NES from a 100 mile radius to the entire Northeastern United States.  In 2000 and 2003, Mr. Smith was nominated for the Small Business Association Entrepreneur of the Year Award.

Grant Sahag, Esq. – VP International Development.  Mr. Sahag is a business attorney who specializes in providing strategic business development advice to emerging growth companies.  Mr. Sahag’s practice focuses in the areas of business formation, corporate governance, intellectual property, strategic partnerships, and international development.  Mr. Sahag’s past clients include technology start-ups, car dealerships, local and international universities, high school districts, non-profit charities, and several professional athletes.  Mr. Sahag has co-lead several international initiatives, including the expansion of retail franchises into Mexico, the development of a top 100 law firm’s China practice, and a supply-chain logistics strategy for a non-profit in east Africa. Mr. Sahag received a Juris Doctor from Arizona State University, specializing in business law, and a B.S. in Business Administration from the University of Arizona, majoring in finance and entrepreneurship.  Mr. Sahag is President and Chairman of the non-profit charity Success Through Sports.

Family Relationships

John Lorenz and Janet Carnell Lorenz are spouses.  No other family relationship exists  that is reportable under Item 401(d) of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Prior to the consummation of the Merger, none of Environmental Credits’ executive officers, directors or greater than 10% stockholders filed the required reports in a timely manner. To date, Ralph M. Amato, the former Chief Executive Officer and Chairman of the Company prior to the Merger and current owner of an aggregate of 7,000,000 shares of the Company’s Common Stock (representing approximately 29.72% of the 23,551,991 Company’s outstanding shares of Common Stock) has not filed his Form 3.  Mr. Amato’s shares are currently “restricted” under Rule 144 of the Securities Act.

Employment Agreements

None

Consulting Agreements

Richard Geib - On May 3, 2010, Global Recycling entered into a Consulting Agreement with Richard Geib (“Geib”).  The term of the consulting agreement is for one year and for a period of five years automatically renews for an additional year at the end of each one-year term unless earlier terminated by either party pursuant to the Consulting Agreement.  Pursuant to the Consulting Agreement, Geib will hold the position of Chief Technical Officer and oversee all scientific and technical issues within Company. Geib’s duties include but are not limited to the following: (i) further development of Company’s glycol recycling technology; (ii) assist in creating a strategic plan for the commercialization of Company’s glycol recycling technology; (iii) report to the Chief Executive Officer; and (iv) perform such other duties and services as directed by the Chief Executive Officer from time to time.

In consideration of the services provided by Geib, the Company issued to Geib a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $0.50 per share on May 3, 2010.  The warrant vests in equal installments of 100,000 each year, commencing March 3, 2010 and at the end of each annual vesting period for which services were performed, the Company will issue a new warrant to purchase an additional 100,000 shares of common stock. In each instance, the warrant will expire five years from the date of vesting.

The Company assumed the Consulting Agreement upon the consummation of the Merger on  November 28, 2011.

Conner LLP - On September 23, 2011, Global Recycling entered into a Consulting Agreement with Conner LLP (“Conner”). The term of the Consulting Agreement is from September 23, 2011 until November 15, 2012, unless earlier terminated by either party pursuant to the Consulting Agreement. Pursuant to the Consulting Agreement, Kevin J. Conner will hold the position of Chief Financial Officer and with the assistance of the professionals of Conner, LLP will oversee the financial issues and reporting requirements for the Company.  Conner’s duties include, but are not limited to the following: (i) assist management of the Company (post‐merger) in the financial due diligence on future potential mergers and acquisitions, (ii) assist management of the Company in drafting the Form 10‐Qs and related financial statements (post‐merger and acceptance of the 8‐K by the SEC) through the quarterly period ending September 30, 2012, (iii) assist management of the Company and its SEC legal counsel in drafting the Form 10‐K and related financial statements as of and for the year ending December 31, 2011, (iv) assist management of the Company in its post‐merger period to integrate its financial reporting systems.

In consideration of the services provided by Conner, the Company issued to Kevin J. Conner, a  Partner of Conner LLP stock options to purchase 75,000 shares of the common stock of the Company at an exercise price of $0.50 per share for 75 hours of work prior to December 31, 2011.  The options were granted from the Company’s 2007 Stock Plan.  Of the 75,000 shares, 55% vested immediately, with the remaining to vest at a rate of 15% per year for the next three years, commencing October 25, 2012.  In addition, Conner will be paid $5,000 per month for 20 hours of work, beginning after the first round of financing is obtained, or December 31, 2011, whichever is earlier, until November 15, 2012. If the number of hours is exceeded on a monthly, non-cumulative basis, an agreed upon hourly rate will be charged.

The Company assumed the Consulting Agreement upon the consummation of the Merger on November 28, 2011.

Ventana Capital Partners – On April 8, 2011, Global Recycling entered into a Consulting Agreement with Ventana Capital Partners (“Ventana”).   The term of the Consulting Agreement is for two years and can be terminated subject to the cancellation provisions in the agreement.  Ventana will assist the Company in obtaining additional capital and facilitating investor relations, communications and public relations to investors.

In consideration of the services provided by Ventana, Ralph Amato retained 7,000,000 shares of the Company’s Common Stock.  For financing transactions the Company agrees to pay a fee of ten percent (10%) of the transaction plus ten percent (10%) warrant coverage equal to the total amount of the funding plus a three percent (3%) non-accountable expense allowance.

The Company assumed the Consulting Agreement upon the consummation of the Merger on November 28, 2011.

Winthorp Capital Group – On June 10, 2011, Global Recycling entered into a Consulting Agreement with Winthorp Capital Consulting (“Winthorp”).  The term of the Consulting Agreement is one year and can thereafter be terminated at any time by either party.  The Company has agreed to pay a fee not to exceed $65,000, payable upon certain financing conditions, for the aforementioned services and has agreed to issue a warrant to purchase 100,000 shares of common stock under a cashless exercise price of $1.00 per share.

The Company assumed the Consulting Agreement upon the consummation of the Merger on November 28, 2011.

Audit, Nominating and Compensation Committees

Our Board of Directors has not formally established standing audit, nominating or compensation committees though it performs many of the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing nominating and compensation committees and nominate other directors to serve on its audit committee.

Audit Committee Financial Expert.  As disclosed above, the Board of Directors has not established a standing audit committee.  Accordingly, no Board member has been designated as an “audit committee financial expert” (as defined under Item 407(d)(5)(ii) of Regulation S-K).  Notwithstanding the foregoing, the entire Board of Directors perform the duties of a standing audit committee when required and have designated James Flach to be the Board’s financial expert based on his extensive business experience.  Mr. Flach is also an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Code of Ethics

On January 20, 2012, our Board of Directors adopted a Code of Ethics. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this Form 10-K and has been posted on the Company’s website, www.glyeco.com. The Company shall provide to any person, without charge, a copy of the Company’s Code of Ethics upon written request to Alicia Williams, the Company’s Secretary, Controller and VP of Internal Operations, at the Company’s executive offices.

Item 11. Executive Compensation

The following table sets forth all plan and non-plan compensation  for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level,  and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ralph M. Amato, Former CEO (PEO) (1)	2011	$0	0	0		0	0	0	$0		$0
	2010	$0	0	0		0	0	0	$0		$0
John Lorenz, President and CEO (PEO) (2)	2011	$0	0	0	(3)	0	0	-	$150,000	(4)	$150,000
	2010	$0	0	8,892	(3)	0	0	-	$148,500	(4)	$157,392

(1)	Mr. Amato resigned as Chief Executive Officer of the Company upon the consummation of the Merger on November 28, 2011.

(2)	Mr. Lorenz was appointed as the President and Chief Executive Officer of the Company upon the consummation of the Merger.

(3)
The estimated value of warrants issued to Barcid Investment Group, a corporation solely owned by Mr. Lorenz, based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2010.”

(4)
Consisted of consulting service fees paid to Mr. Lorenz by Global Recycling.  Mr. Lorenz provided management consulting services to Global Recycling through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. Neither Barcid nor Mr. Lorenz has a formal written consulting agreement with the Company or Global Recycling.  Mr. Lorenz, by and through Barcid, is paid on a monthly basis and earned $150,000 and $148,500 for consulting services rendered to Global Recycling in 2011 and 2010, respectively.  Barcid was paid $87,000 and $56,700 for consulting services in 2011 and 2010, respectively, and was owed $278,602 at December 31, 2011, and $208,800 at December 31, 2010.  The beginning balance due to Mr. Lorenz, through Barcid, on January 1, 2009 was $117,000.

Option/SAR Grants in Fiscal Year Ended December 31, 2011

In 2011, Mr. Lorenz was granted 437,528 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 and 316,250 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. The estimated value of these warrants, determined by the Black-Scholes method, was $0.

In 2010, Mr. Lorenz, through Barcid Investment Group, a corporation solely owned by Mr. Lorenz, was issued 360,000 warrants at an exercise price of $0.00025 on June 17, 2010.  These warrants had an expiration date of August 1, 2010.  The estimated value of these warrants, determined by the Black-Scholes method, was $8,892.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officer regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

John Lorenz	119,172	-	$1.00	6/27/2021
	316,250	258,750	$0.50	10/25/2021
	318,356	-	$1.00	6/27/2021

Stock Option Plans

Third Amended and Restated 2007 Stock Incentive Plan

Upon the consummation of the Merger, Global Recycling’s Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”) was assumed by GlyEco, Inc.

The following is a summary of certain of the more significant provisions of the 2007 Stock Plan. The statements contained in this summary concerning the provisions of the 2007 Stock Plan are merely summaries and do not purport to be complete.  They are subject to and qualified in their entirety by the actual terms of the 2007 Stock Plan.  A copy of the 2007 Stock Plan has been filed as Exhibit 4.4 to this Annual Report and is incorporated by reference herein.

Shares Reserved Under the 2007 Stock Plan

We have reserved 6,742,606 shares of our common stock issuable upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company (collectively, “Eligible Persons”).  As of the date of this Form 10-K,  we have issued 3,717,606 options to purchase the shares of our common stock originally reserved under the 2007 Stock Plan.  All previously granted options issued pursuant to the 2007 Stock Plan will be subject to the requirements set forth in the 2007 Stock Plan and are Non-Qualified Stock Options.

The aggregate number of shares that may be granted to any one Eligible Person in any year will not exceed 50.0% of the total number of shares that may be issued under the 2007 Stock Plan.  At the discretion of the Plan Administrator (defined below), the number and type of shares of our common stock available for award under the 2007 Stock Plan (including the number and type of shares and the exercise price covered by any outstanding award) may be adjusted for any increase or decrease in the number of issued shares of our common stock resulting from any stock split, reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares.

Administration

The 2007 Stock Plan is currently being administered by our Board of Directors.  Our Board of Directors may delegate its authority and duties under the 2007 Stock Plan to a committee.  Our Board of Directors and/or any committee that has been delegated the authority to administer the 2007 Stock Plan is referred to as the “Plan Administrator.”  Subject to certain restrictions, the Plan Administrator generally has full discretion and power to (i) determine all matters relating to awards issued under the 2007 Stock Plan, including the persons to be granted awards, the time of grant, the type of awards, the number of shares of our common stock subject to an award, vesting conditions, and any and all other terms, conditions, restrictions, and limitations of an award, (ii) interpret, amend, and rescind any rules and regulations relating to the 2007 Stock Plan, (iii) determine the terms of any award agreement made pursuant to the 2007 Stock Plan, and (iv) make all other determinations that may be necessary or advisable for the  administration of the 2007 Stock Plan.  All decisions made by the Plan Administrator relating to the 2007 Stock Plan will be final, conclusive, and binding on all persons.

Eligibility

The Plan Administrator may grant any award permitted under the 2007 Stock Plan to any Eligible Person.  With respect to awards that are options, directors who are not employees of our Company, proposed non-employee directors, proposed employees, and independent contractors will be eligible to receive only Non-Qualified Stock Options (“NQSOs”).  An award may be granted to a proposed employee or director prior to the date he, she, or it performs services for our Company, so long as the award will not vest prior to the date on which the proposed employee or director first performs such services.

Awards under the 2007 Stock Plan

Under the 2007 Stock Plan, Eligible Persons may be granted: (a) stock options (“Options”), which may be designated as NQSOs or Incentive Stock Options (“ISOs”); (b) stock appreciation rights (“SARs”); (c) restricted stock awards (“Restricted Stock”); (d) performance share awards (“Performance Awards”); or (e) other forms of stock-based incentive awards (collectively, the “Awards”). An Eligible Person who has been granted an Option is referred to in this summary as an “Optionee” and an Eligible Person who has been granted any other type of Award is referred to in this summary as a “Participant.”

No Award granted under the 2007 Stock Plan can be inconsistent with the terms and purposes of the 2007 Stock Plan.  Additionally, the applicable exercise price for which shares of our common stock may be purchased upon exercise of an Award will not be less than (i) 100.0% of the Fair Market Value (as defined in the 2007 Stock Plan) of shares of our common stock on the date that the Award is granted, or (ii) 110.0% of the Fair Market Value if the Award is granted to an Eligible Person who, directly or indirectly, holds more than 10.0% of the total voting power of our Company.

The Plan Administrator may grant to Optionees NQSOs or ISOs that are evidenced by stock option agreements.  A NQSO is a right to purchase a specific number of shares of our common stock during such time as the Plan Administrator may determine.  A NQSO that is exercisable at the time an Optionee ceases providing services to our Company will remain exercisable for such period of time as determined by the Plan Administrator.  Generally, Options that are intended to be ISOs will be treated as NQSOs to the extent that the Fair Market Value of the common stock issuable upon exercise of such ISO, plus all other ISOs held by such Optionee that become exercisable for the first time during any calendar year, exceeds $100,000.

An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as an ISO under the Code, the Option generally must (among other things) (x) be granted only to employees, (y) have an exercise price equal to or greater than the Fair Market Value on the date of grant, and (z) terminate if not exercised within 10 years from the date of grant (or five years if granted to an Optionee who, at the time the ISO is granted, directly or indirectly, holds more than 10.0% of the total voting power of our Company).  Except in certain limited instances (including termination for cause, death, or disability), if any Optionee ceases to provide services to our Company, the Optionee’s rights to exercise vested ISOs will expire within three months following the date of termination.

A SAR is a right granted to a Participant to receive, upon surrender of the right, payment in an amount equal to (i) the excess of the Fair Market Value of one share of common stock on the date the right is exercised, over (ii) the Fair Market Value of one share of common stock on the date the right is granted.

Restricted Stock is common stock that is issued to a Participant at a price determined by the Plan Administrator.  Restricted stock awards may be subject to (i) forfeiture upon termination of employment or service during an applicable restriction period, (ii) restrictions on transferability, (iii) limitations on the right to vote such shares, (iv) limitations on the right to receive dividends with respect to such shares, (v) attainment of certain performance goals, and (vi) such other conditions, limitations, and restrictions as determined by the Plan Administrator.

A Performance Award grants the Participant the right to receive payment upon achievement of certain performance goals established by the Plan Administrator. Such payments will be valued as determined by the Plan Administrator and will be payable to or exercisable by the Participant for cash, shares of our common stock, other awards, or other property determined by the Plan Administrator.

Other Awards may be issued under the 2007 Stock Plan, which include, without limitation, (i) shares of our common stock awarded purely as a bonus and not subject to any restrictions or conditions, (ii) convertible or exchangeable debt or equity securities, (iii) other rights convertible or exchangeable into shares of our common stock, and (iv) awards valued by reference to the value of shares of our common stock or the value of securities or the performance of specified subsidiaries of our Company.

Exercise Price

The price for which shares of our common stock may be purchased upon exercise of a particular Award will be determined by the Plan Administrator at the time of grant.  However, the applicable exercise price for which shares of our common stock may be purchased upon exercise of an Award will not be less than (i) 100.0% of the Fair Market Value (as defined in the 2007 Stock Plan) of shares of our common stock on the date that the Award is granted, or (ii) 110.0% of the Fair Market Value if the Award is granted to an Eligible Person who, directly or indirectly, holds more than 10.0% of the total voting power of our Company.

No Deferral Features

No Award granted under the 2007 Stock Plan will contain a deferral feature.  Awards cannot be modified or otherwise extended.  No Award will contain a provision providing a reduction in the applicable exercise price, an addition of a deferral feature, or any extension of the term of the award.

Payment / Exercise of Award

An Award may be exercised using as the form of payment (a) cash or cash equivalent, (b) stock-for-stock payment, (c) cashless exercises, (d) the granting of replacement awards, (e) any combination of the above, or (f) such other means as the Plan Administrator may approve.  No shares of our common stock will be delivered in connection with the exercise of any Award until payment in full of the exercise price is received by our Company.

Change of Control

The Stock Option provides that if a Change of Control (as defined in the 2007 Stock Plan) occurs, then the surviving, continuing, successor, or purchasing entity (the “Acquiring Company”), will either assume our rights and obligations under outstanding Awards or substitute for outstanding Awards substantially equivalent awards for the Acquiring Company’s capital stock.  If the Acquiring Company elects not to assume or substitute for such outstanding Awards in connection with a Change of Control, our Board of Directors may determine that all or any unexercisable and/or unvested portions of outstanding Awards will be immediately vested and exercisable in full upon consummation of the Change of Control.  Unless otherwise determined by our Board of Directors, Awards that are neither (i) assumed or substituted for by the Acquiring Company in connection with the Change of Control, nor (ii) exercised upon consummation of the Change of Control, will terminate and cease to be outstanding effective as of the date of the Change of Control.  Upon the consummation of the Merger, the Company assumed the obligations of Global Recycling under the Plan.

Amendment

Our Board of Directors may, without action on the part of our stockholders, amend, change, make additions to, or suspend or terminate the 2007 Stock Plan as it may deem necessary or appropriate and in the best interests of our Company;  provided , however , that our Board of Directors may not, without the consent of the Participants, take any action that disqualifies any previously granted Option for treatment as an ISO or which adversely affects or impairs the rights of the holder of any outstanding Award.  Additionally, our Board of Directors will need to obtain the consent of our stockholders in order to (a) amend the 2007 Stock Plan to increase the aggregate number of shares of our common stock subject to the plan, or (b) amend the 2007 Stock Plan if stockholder approval is required either (i) to comply with Section 422 of the Code with respect to ISOs, or (ii) for purposes of Section 162(m) of the Code.

Term

The 2007 Stock Plan will remain in full force and effect through May 30, 2017, unless terminated earlier by our Board of Directors.  After the 2007 Stock Plan is terminated, no future Awards may be granted under the 2007 Stock Plan, but Awards previously granted will remain outstanding in accordance with their applicable terms and conditions.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), By written consent in lieu of a meeting, dated March 14, 2012, Company stockholders owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the 22,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.

The 2012 Plan has been filed as an exhibit to this Annual Report. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. To date, there have been no awards granted under the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

Purpose of the 2012 Plan

The purpose of the 2012 Plan is to attract, retain, and motivate employees, directors, advisors, independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors), and other persons who provide valuable services to the Company by providing them with the opportunity to acquire a proprietary interest in the Company and to link their interest and efforts to the long-term interests of the Company’s stockholders. The Company believes that increased share ownership by such persons will more closely align stockholder and employee interests by encouraging a greater focus on the profitability of the Company. The Company has reserved and authorized the issuance of up to 3,500,000 shares of the Company’s Common Stock pursuant to awards granted under the 2012 Plan, subject to adjustment in the case of any stock dividend, forward or reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares or any like capital adjustment.

The 2012 Plan includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under the Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company. No awards have been granted under the 2012 Plan.

Plan Administration

The 2012 Plan will be administered by the Board of Directors of the Company (the “Board”). The Board may delegate all or any portion of its authority and duties under the 2012 Plan to one or more committees appointed by the Board and consisting of at least one member of the Board, under such conditions and limitations as the Board may from time to time establish. Notwithstanding anything contained in the 2012 Plan to the contrary, only the Board or a committee thereof composed of two or more “Non-Employee Directors” (as that term is defined in Rule 16b-3 of the Exchange Act may make determinations regarding grants of awards to executive officers, directors, and 10% stockholders of the Company (“Affiliates”).

The Board and/or any committee that has been delegated the authority to administer the 2012 Plan, as the case may be, will be referred to as the “Plan Administrator.”

The Plan Administrator has the authority, in its sole and absolute discretion, to grant awards as an alternative to, as a replacement of, or as the form of payment for grants or rights earned or due under the 2012 Plan or other compensation plans or arrangements of the Company or a subsidiary of the Company, including the 2012 Plan of any entity acquired by the Company or a subsidiary of the Company.

Eligibility

Any employee, director, proposed employee or director, independent contractor (or employee or agent thereof), or other agent or person who provides valuable services to the Company will be eligible to receive awards under the 2012 Plan. With respect to awards that are options, directors who are not employees of the Company, proposed non-employee directors, proposed employees, and independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors) will be eligible to receive only Nonqualified Stock Options.

Change of Control

Unless otherwise provided by the Board, in the event of a Change of Control (as defined in the 2012 Plan), the surviving, continuing, successor, or purchasing entity or parent entity thereof, as the case may be (the “Acquiring Company”), will either assume the Company’s rights and obligations under outstanding awards or substitute for outstanding awards substantially equivalent awards for the Acquiring Company’s capital stock. In the event the Acquiring Company elects not to assume or substitute for such outstanding awards in connection with a Change of Control, the Board may, in its sole and absolute discretion, provide that all or any unexercisable and/or unvested portions of the outstanding awards will be immediately vested and exercisable in full upon consummation of the Change of Control. The vesting and/or exercise of any award that is permissible solely by reason of this section will be conditioned upon the consummation of the Change of Control. Unless otherwise provided by the Board, any awards that are neither (i) assumed or substituted for by the Acquiring Company in connection with the Change of Control, nor (ii) exercised upon consummation of the Change of Control, will terminate and cease to be outstanding effective as of the date of the Change of Control.

Exercise Price of Options

The price for which shares of Common Stock may be purchased upon exercise of a particular option will be determined by the Plan Administrator at the time of grant; provided, however, that the exercise price of any award granted under the 2012 Plan will not be less than 100% of the Fair Market Value (as defined in the 2012 Plan) of the Common Stock on the date such option is granted (or 110% of the Fair Market Value of the Common Stock if the award is granted to a stockholder who, at the time the option is granted, owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company or of any parent or subsidiary of the Company).

Term of Options; Modifications

The Plan Administrator will set the term of each stock option, but no Incentive Stock Option will be exercisable more than ten years after the date such option is granted (or five years for an Incentive Stock Option granted to a stockholder who, at the time the option is granted, owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of capital stock of the Company or of any parent or subsidiary of the Company).

Payment; No Deferrals.

Awards granted under the 2012 Plan may be settled through exercise by (i) cash payments, (ii) the delivery of Common Stock (valued at Fair Market Value), (iii) the cashless exercise of such award, (iv) the granting of replacement awards, (v) combinations thereof as the Plan Administrator will determine, in its sole and absolute discretion, or (vi) any other method authorized by the 2012 Plan. The Plan Administrator will not permit or require the deferral of any award payment, including, without limitation, the payment or crediting of interest or dividend equivalents and converting such credits to deferred stock unit equivalents. No award granted under the 2012 Plan will contain any deferral feature.

Other Stock-Based Awards

Stock Appreciation Rights.

The Plan Administrator may grant stock appreciation rights, either in tandem with a stock option granted under the 2012 Plan or with respect to a number of shares for which no option has been granted. A stock appreciation right will entitle the holder to receive, with respect to each share of stock as to which the right is exercised, payment in an amount equal to (i) the excess of the Fair Market Value of one share of Common Stock on the date the right is exercised, over (ii) the Fair Market Value of one share of Common Stock on the date the right is granted; provided, however, that in the case of stock appreciation rights granted in tandem with or otherwise related to any award under the 2012 Plan, the grant price per share will be at least the Fair Market Value per share of Common Stock on the date the right was granted. The Plan Administrator may establish a maximum appreciation value payable for stock appreciation rights and such other terms and conditions for such rights as the Plan Administrator may determine, in its sole and absolute discretion.

Restricted Stock Awards.

The Plan Administrator may grant restricted stock awards consisting of shares of Common Stock or denominated in units of Common Stock in such amounts as determined by the Plan Administrator, in its sole and absolute discretion. Restricted stock awards may be subject to (i) forfeiture of such shares upon termination of employment or Service (as defined below) during the applicable restriction period, (ii) restrictions on transferability, (iii) limitations on the right to vote such shares, (iv) limitations on the right to receive dividends with respect to such shares, (v) attainment of certain performance goals, such as those described in Section 5.8(c) of the 2012 Plan, and (vi) such other conditions, limitations, and restrictions as determined by the Plan Administrator, in its sole and absolute discretion, and as set forth in the instrument evidencing the award. These restrictions may lapse separately or in combinations or may be waived at such times, under such circumstances, in such installments, or otherwise as determined by the Plan Administrator, in its sole and absolute discretion. Certificates representing shares of Common Stock subject to restricted stock awards will bear an appropriate legend and may be held subject to escrow and such other conditions as determined by the Plan Administrator until such time as all applicable restrictions lapse.

Performance Share Awards.

The Plan Administrator may grant performance share awards that give the award recipient the right to receive payment upon achievement of certain performance goals established by the Plan Administrator, in its sole and absolute discretion, as set forth in the instrument evidencing the award. Such payments will be valued as determined by the Plan Administrator and payable to or exercisable by the award recipient for cash, shares of Common Stock (including the value of Common Stock as a part of a cashless exercise), other awards, or other property as determined by the Plan Administrator. Such conditions or restrictions may be based upon continuous Service (as defined below) with the Company or the attainment of performance goals related to the award holder’s performance or the Company’s profits, profit growth, profit-related return ratios, cash flow, stockholder returns, or such other criteria as determined by the Plan Administrator. Such performance goals may be (i) stated in absolute terms, (ii) relative to other companies or specified indices, (iii) to be achieved during a period of time, or (iv) as otherwise determined by the Plan Administrator.

Other Stock-Based Awards.

The Plan Administrator may grant such other awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of Common Stock, as may be deemed by the Plan Administrator to be consistent with the purposes of the 2012 Plan and applicable laws and regulations. Such other awards may include, without limitation, (i) shares of Common Stock awarded purely as a bonus and not subject to any restrictions or conditions, (ii) convertible or exchangeable debt or equity securities, (iii) other rights convertible or exchangeable into shares of Common Stock, and (iv) awards valued by reference to the value of shares of Common Stock or the value of securities or the performance of specified subsidiaries of the Company.

Transferability

Any Incentive Stock Option granted under the 2012 Plan will, during the recipient’s lifetime, be exercisable only by such recipient, and will not be assignable or transferable by such recipient other than by will or the laws of descent and distribution. Except as specifically allowed by the Plan Administrator, any other award granted under the 2012 Plan and any of the rights and privileges conferred thereby will not be assignable or transferable by the recipient other than by will or the laws of descent and distribution and such award will be exercisable during the recipient’s lifetime only by the recipient.

Term of the 2012 Plan

The 2012 Plan will terminate on February 23, 2022, unless sooner terminated by the Board. After the 2012 Plan is terminated, no future awards may be granted under the 2012 Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions and the 2012 Plan’s terms and conditions.

Consideration

The Board or Committee will grant Stock Options under the 2012 Plan in consideration for services rendered. There will be no other consideration received or to be received by the Company or any of its subsidiaries for the granting or extension of Stock Option under the 2012 Plan.

Director Compensation

Upon the consummation of the Merger on November 28, 2011, Ralph M. Amato, the Company’s then sole member of the Board of Directors resigned and John Lorenz (who was the Chief Executive Officer, President and Chairman of Global Recycling) was appointed as the Company’s Chairman of Board of Directors.  Mr. Lorenz then elected James Flach, Michael Jaap, and William Miller each as members of the Company’s Board of Directors. Mr. Amato did not receive any compensation for serving as a member of the Board of the Directors of the Company during the fiscal y

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2011.

Director	Fees Earned or Paid in Cash	Stock Awards	Total
John Lorenz	$150,000	$0(1)	$150,000
James Flach	$0	$0(2)	$0
Michael Jaap	$0	$0(3)	$0
William Miller	$0	$0(4)	$0
Ralph M. Amato (former Director)	$0	$0	$0

(1)
On June 27, 2011, Mr. Lorenz was granted 437,528 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 and on October 25, 2011, Mr. Lorenz was granted 575,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(2)
On October 25, 2011, Mr. Flach was granted 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(3)
On October 25, 2011, Mr. Jaap was granted 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(4)	On October 25, 2011, Mr. Miller was granted 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock beneficially owned on April 9, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address (1) of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock (2)

Executive Officers and Directors
John Lorenz	4,393,780 (3)	17.77%
--CEO, President, Secretary, Treasurer and Chairman of the Board of Directors

Kevin J. Conner –Chief Financial Officer	41,250(4)	*

Richard Geib --Chief Technical Officer	414,900(5)	1.74%

Alicia Williams	352,540(6)	1.49%
--Secretary, Controller and VP of Internal Operations

James Flach --Director	352,500(7)	1.49%

Michael Jaap --Director	81,000(8)	*

William Miller --Director	1,212,500(9)	5.11%

Executive Officers and Directors as a group (6 persons)	6,495,930 (3) – (9)	26.88%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	2,855,350(10)	11.06%

Kathleen Fuld	1,520,000	6.45%

Janet Lynn Carnell	4,393,780(11)	17.77%

R. Wesley Company LLC 2112 W. Harrison Chandler, AZ 852224	1,212,500(9)	5.11%

H Family LLP 2772 E. James Street Gilbert, AZ 85296	1,579,270(12)	6.87%

Ralph M. Amato 2098 Cherry Creek Circle Summerlin, NV 89135	7,000,000(13)	29.72%

*Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 4802 East Ray Road, Suite 23-196, Phoenix, Arizona 85044 and our telephone number is (866) 960-1539.
(2)	Based on 23,551,991 shares of Common Stock of GlyEco, Inc. outstanding as of April 9, 2012.
(3)
Includes an aggregate of (i) 437,528 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 and (ii) 316,250 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. Also includes an aggregate of 3,151,668 shares of Common Stock beneficially held by Mr. Lorenz’s wife, Janet Lynn Carnell.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Mr. Lorenz is deemed to beneficially own shares of Common Stock held by his wife.

(4)	Includes 41,250 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.
(5)
Includes an aggregate of (i) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2016, (ii) 40,000 shares of Common Stock issuable upon exercise of a warrant at $1.00 per share until June 27, 2021, (iii) 60,000 shares of Common Stock issuable upon exercise of options at $1.00 per share until June 27, 2021, and (iv) 82,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.

(6)
Includes (i) 15,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021 and (ii) 137,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.

(7)	Includes 27,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.
(8)	Includes 55,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.
(9)
Includes 192,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.  Entities included: William Miller, R. Wesley Company LLC, and William Jeffrey Miller Revocable Trust.

(10)
Consists of (i) 575,350 shares of Common Stock issuable pursuant to a Note Purchase Agreement, dated September 9, 2008, (ii) 1,000,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.0001 per share until May 25, 2015, (iii) 480,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.025 per share until September 8, 2013, (iv) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until May 1, 2013, and (v) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until July 1, 2013. Entities included: Periscope Partners L.P., and IRA FBO Leonid Frenkel, Pershing LLC.

(11)
Janet Lynn Carnell is Senior VP of Corporate Development and Marketing of the Company and the wife of John Lorenz, the Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Global Recycling.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Ms. Carnell is deemed to beneficially own the 1,242,112 shares of Common Stock beneficially owned by her husband.  Also includes (i) 260,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 and (ii) 165,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.

(12)
Includes (i) 115,100 shares of Common Stock issuable upon exercise of a warrant at $1.00 per share until June, 27, 2021, (ii) 400,000 shares of Common Stock issuable upon exercise of a warrant at $0.50 per share until June 27, 2021, (iii) 199,170 shares of Common Stock issuable upon exercise of options at $1.00 per share until June 27, 2021, and (iv) 165,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021.  Entities included: Michael Hool, H Family LLP, LMH Holdings LLC, Recycle Business Advisors LLC, and GR Holdings LLC.

(13)
Consists of 7,000,000 shares of Common Stock beneficially owned by Mr. Amato pursuant to a Consulting Agreement, dated April 8, 2011, between Global Recycling and Ventana Capital Partners (“Ventana”), an investment banking firm located in La Jolla, CA of which Mr. Amato is the President and has voting and dispositive control shares of Common Stock held by Ventana..

Except as set forth in this Annual Report, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

 Certain Relationships and Related Transactions

None reportable under Item 404 of Regulation S-K

Director Independence

Upon the consummation of the Merger on November 21, 2011, the Board of Directors of the Company (then Environmental Credits, Ltd.) resigned and John Lorenz, the Chief Executive Officer, President and Chairman of Global Recycling, was appointed as the Chief Executive Officer, President and Chairman of Board of Directors of the Company.  As the then sole Board member, Mr. Lorenz elected James Flach, Michael Jaap and William Miller each as new members to the Company’s Board of Directors. Messrs. Flach, Jaap and Miller each qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.  John Lorenz is not an “independent director” due to the fact that he is also an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

As previously reported by the Company in the Form 8-K filed with the Commission on November 28, 2011 pertaining to the Merger, upon the consummation of the Merger on November 21, 2011, the Company dismissed Stan J. H. Lee, CPA (“Stan J.H. Lee”) as its independent registered public accounting firm. Stan J.H. Lee had previously been engaged as the independent registered public accounting firm to audit Environmental Credits’ financial statements. The reason for the dismissal of Stan J.H. Lee is that, upon the consummation of the Merger, (i) the former stockholders of Global Recycling owned a majority of the outstanding shares of the Company’s Common Stock and (ii) Global Recycling’s business became the primary business of the Company.  It was more practical that Global Recycling’s independent auditors be engaged, going forward.  Also as disclosed in the foregoing Form 8-K, upon the consummation of the Merger, the Company engaged Jorgensen & Co. to serve as its independent registered public accounting firm, effectively immediately.

Set below are the fees paid by the Company to Stan J.H. Lee and Jorgensen & Co. for each of the last two fiscal years.

Audit Fees

Set below are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Auditor:	2010	2011
Stan J.H. Lee	$2,500	$0
Jorgensen & Co.	N/A	$51,000

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2010	2011
Stan J.H. Lee	$2,500	$0
Jorgensen & Co.	N/A	$0

Tax Fees
Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Auditor:	2010	2011
Stan J.H. Lee	$0	$0
Jorgensen & Co.	N/A	$0

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in above. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

Auditor:	2010	2011
Stan J.H. Lee	$0	$0
Jorgensen & Co.	N/A	$0

Pre-Approval Policies and Procedures

            Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services the engagement is approved by the Company's the Board of Directors acting as the audit committee.

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	All Financial Statements

            The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as if December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

            Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

* Filed as an exhibit to the Form 8-K/A filed by the Registrant on January 18, 2012 and incorporated by reference herein.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011
2.2(1)	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd.
3.1(1)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of state of Nevada on October 21, 2011
3.2(1)	Certificate of Incorporation of GRT Acquisition, Inc., dated November 3, 2011, filed with the Secretary of State on November 7, 2011
3.3(1)	Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on January 28, 2008
3.4(1)	First and Amended Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on October 10, 2008
3.5(1)	Second and Amended Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on August 31, 2011.
3.6(1)	GlyEco, Inc. Bylaws
3.7(1)	GRT Acquisition, Inc. Bylaws
3.8(1)	Global Recycling Technologies Ltd. Bylaws
3.9(1)
Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011

3.10(1)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011
3.11(1)	Certificate of Merger, dated November 21, 2011, executed by GRT Acquisition, Inc. and Global Recycling Technologies, Inc., filed with the Secretary of State of Delaware and effective November 28, 2011
3.12 (7)	Certificate of Designation of Series AA Preferred Stock
4.1(2)	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.
4.2(2)	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.3(2)	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.4(3)	2007 Stock Option Plan
4.5(3)	2012 Equity Incentive Plan
10.1*(1)	Consulting Agreement, dated May 3, 2010, between Global Recycling Technologies, Ltd. and Richard Geib
10.2*(1)	Consulting Agreement, dated September 23, 2011, between Global Recycling Technologies, Ltd. and Conner LLP,
10.3(1)	Consulting Agreement, dated April 8, 2011, between Global Recycling Technologies, Ltd. and Ventana Capital Partners
10.4(1)	Consulting Agreement, dated June 10, 2011, between Global Recycling Technologies, Ltd. and Winthorp Capital Group
10.5(4)
Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.6(5)
Amendment No. 1, dated December 27, 2011, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.7(5)
Amendment No. 2, dated January 1, 2012, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.8(7)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
14.1	Code of Ethics
16.1(1)	Letter from Stan J. H. Lee, CPA to the Commission
21.1(3)	List of Subsidiaries of the Company
31.1(3)	Rule 13a-14(a)/15d-14(a) Certificate of John Lorenz, Chief Executive Officer
31.2(3)	Rule 13a-14(a)/15d-14(a) Certificate of Kevin Conner, Chief Financial Officer
32.1(3)	Section 1350 Certificate of John Lorenz, Chief Executive Officer
32.2(3)	Section 1350 Certificate of Kevin Conner, Chief Financial Officer
101.INS(6)	XBRL Instance Document
101.SCH(6)	XBRL Schema Document
101.CAL(6)	XBRL Calculation Linkbase Document
101.DEF(6)	XBRL Definition Linkbase Document
101.LAB(6)	XBRL Label Linkbase Document
101.PRE(6)	XBRL Presentation Linkbase Document
 * Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011 and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A (Amendment No. 1) filed by the Company with the Commission on January 18, 2012 and incorporated by reference herein.
(3)	Filed herewith.
(4)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 21, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K/A (filed by the Company with the Commission on January 10, 2012 and incorporated by reference herein.
(6)
Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on April 5, 2012 and incorporated by reference herein.

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ John Lorenz
Date: April 16, 2012	John Lorenz President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Lorenz
John Lorenz	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 16, 2012

/s/ Kevin J. Conner
Kevin J. Conner	Chief Financial Officer	April 16, 2012
(Principal Financial Officer and Principal Accounting Officer)

/s/ James Flach
James Flach	Director	April 16, 2012

/s/ Michael Jaap
Michael Jaap	Director	April 16, 2012

/s/ William Miller
William Miller	Director	April 16, 2012