Form 10-Q
period 2012-03-31
GlyEco, Inc.
filed 2012-05-21
CIK 931799

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30396

GLYECO, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
4802 East Ray Road, Suite 23-196 Phoenix, Arizona	85044
(Address of principal executive offices)	(Zip Code)

 (866) 960-1539
(Registrant’s telephone number, including area code)

N/A
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
Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 14, 2012, there were 24,451,985 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Current assets
Cash	$453,405	$577,127
Accounts receivable, net	330,981	35,098
Prepaid expenses	615	-
Inventories	13,104	-
Total current assets	$798,105	$612,225

Equipment
Equipment	404,015	-
Accumulated depreciation	(14,466)	-
Total equipment, net	389,549	-

Other assets
Goodwill	78,044	-
Other intangible assets	10,000	-
Total other assets	88,044	-

Total assets	$1,275,698	$612,225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$368,121	$212,749
Due to related parties	477,510	568,603
Interest payable	474,040	431,692
Convertible note payable	1,000,000	1,000,000
Total liabilities	2,319,671	2,213,044

Stockholders' deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $.0001 par value; 23,801,985 and 22,858,235 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively	2,382	2,286
Additional paid in capital	6,641,580	5,772,924
Options and warrants outstanding	107,347	107,347
Accumulated deficit	(7,795,282)	(7,483,376)
Total stockholders' deficit	(1,043,973)	(1,600,819)

Total liabilities and stockholders' deficit	$1,275,698	$612,225

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Sales, net	$418,817	$179,834
Cost of goods sold	368,784	133,068
Gross profit	50,033	46,766

Operating expenses
Consulting fees	130,662	90,230
Salaries and wages	51,540	-
Legal and professional	61,158	6,904
General and administrative	75,896	17,831
Total operating expenses	319,256	114,965

Loss from operations	(269,223)	(68,199)

Other income and expenses
Interest income	(50)	(82)
Interest expense	42,734	33,832
Total other income and expenses	42,684	33,750

Loss before provision for income taxes	(311,907)	(101,949)

Provision for income taxes	-	-

Net loss	$(311,907)	$(101,949)

Weighted average number of common shares outstanding	23,531,284	11,361,952

Primary and fully diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
 Consolidated Statements of Cash Flows

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(311,907)	$(101,949)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	14,466	-
(Increase) decrease in assets:
Accounts receivable	(241,877)	(30,818)
Prepaid expenses	(615)	-
Inventories	(13,104)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	155,372	9,417
Related party payable	(91,093)	(14,000)
Accrued interest	42,350	33,757
Net cash used in operating activities	(446,408)	(103,593)

Cash flows from investing activities
Purchase of equipment	(2,315)	-
Net cash used in investing activities	(2,315)	-

Cash flows from financing activities
Proceeds from the sale of common stock	325,000	325,200
Net cash provided by financing activities	325,000	325,200

Increase (decrease) in cash	(123,723)	221,607

Cash at the beginning of the period	577,127	5,103

Cash at end of the period	$453,405	$226,710

Supplemental disclosure of cash flow information
Interest paid during period	$-	$-
Taxes paid during period	$-	$-

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited

NOTE 1 – Organization and Nature of Business

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

On November 28, 2011, the Company consummated a reverse triangular merger (the “Merger” or “Transaction”) as a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended, pursuant to an Agreement and Plan of Merger, dated November 21, 2011 (the “Merger Agreement”), with GRT Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Global Recycling Technologies, Ltd., a Delaware corporation and privately-held operating subsidiary (“Global Recycling”). Global Recycling was incorporated in Delaware on July 11, 2007.

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All intercompany accounting transactions have been eliminated.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of March 31, 2012, the Company had an accumulated deficit of $7,795,282. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Cash and Cash Equivalents

As of March 31, 2012, the Company maintained cash balances in a non-interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2012.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – Accounts Receivable

As of March 31, 2012 and December 31, 2011, the Company’s net accounts receivable was $330,981 and $35,098, respectively.

NOTE 4 – Equipment

As of March 31, 2012, the Company’s equipment, net of accumulated depreciation, was $389,949.  As of December 31, 2011, the equipment is reflected as zero net of accumulated depreciation.

NOTE 5 – Major Customers and Suppliers

For the three months ended March 31, 2012, one customer accounted for approximately 76% of the Company’s consolidated net revenues.  With the acquisition of Recycool, the Company no longer relies on one customer for 100% of its consolidated net revenues.

For the three months ended March 31, 2011, one customer accounted for 100% of the Company’s net revenues.

NOTE 6 – Convertible Note Payable

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

NOTE 7–Stockholders’ Equity

Preferred Stock

As of March 31, 2012, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of March 31, 2012, the Company has 300,000,000, $0.0001 par value shares of common stock authorized. The common shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

On January 17, 2012, the Company issued an aggregate of 30,000 shares of Common Stock to two investors at a price of $0.50 per share.

On February 3, 2012, the Company issued an aggregate of 20,000 shares of Common Stock to a current investor at a price of $0.50 per share.

On March 30, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share.

Share-Based Compensation

For the three months ended March 31, 2012, the Company did not issue any of its common shares for stock based compensation.

NOTE 8 – Related Party Transactions

The Company uses consultants to provide a variety of services, including legal, computer, accounting, marketing, strategic planning, and engineering.   Mr. John Lorenz, the Company's CEO, provided management consulting services to the Company through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. As of February 1, 2012, Mr. Lorenz became an employee of the Company.

For the three months ended March 31, 2012, Barcid was paid $12,500 for consulting services, and was owed $242,300 at March 31, 2012.

For the three months ended March 31, 2012 CyberSecurity, Inc., a corporation owned by Janet Lorenz, wife of John Lorenz, was paid $15,000 for consulting services. As of March 31, 2012, CyberSecurity was owed $0.

NOTE 9 – Commitments and Contingencies

Rental Agreements

During the three months ended March 31, 2012, the Company rented office space on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,250.  The term of the agreement is for two years with the end date set to January 31, 2014.  The monthly rate under the agreement will change to approximately $1,344 beginning February 1, 2013.

During the three months ended March 31, 2012, the Company’s subsidiary leased office/warehouse space on a monthly basis under a written rental agreement for $1,719 per month. The agreement was assumed in the acquisition of Recycool, Inc. and will terminate on April 30, 2013.

NOTE 10 – Concentration of Credit Risk

As of March 31, 2012

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest.

NOTE 11 – Acquisitions

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

NOTE 12 – Subsequent Events

On April 9, 2012, the Company issued an aggregate of 300,000 shares of Common Stock to one investor at a price of $1.00 per share.

On April 27, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share.

On April 30, 2012, the Company issued an aggregate of 50,000 shares of Common Stock for the exercise of 100,000 warrants at an  exercise price of $.50 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Unless otherwise noted herein, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and its subsidiaries.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes which form an integral part of the financial statements which are attached hereto.

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

Prior to the Merger, the Company was a “shell” company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). Upon the consummation of the Merger, the Company ceased being a shell company and the business and operations of Global Recycling became the primary business of the Company. On January 9, 2012, GlyEco and Global Recycling consummated a merger pursuant to which Global Recycling merged with and into the Company, with the Company being the surviving entity.

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

Current Acquisition and International Strategy

In addition to the Type I facility, we are in the process of acquiring and creating strategic alliances with companies controlling waste glycol.  In the United States, we enter into non-binding letters of intent with companies to acquire their glycol recycling businesses, and we are in discussions with several companies to acquire their glycol recycling businesses.  As discussed below, to date, we have entered into preliminary binding agreements to acquire three processing facilities.  Internationally, we are in varying stages of development with waste collectors and polyester companies.  We have a non-binding letter of intent with a large European waste collector to recycle all of its waste glycol.  Additionally, we are in discussions with three other waste collection companies in Europe and two large polyester manufacturing companies in China and Mexico to recycle their waste glycol. We have made additional inroads with sources of waste glycol in the Eurozone, Brazil, Argentina, India, Vietnam, Thailand, and the Philippines.  Final definitive terms have not been established as of yet on any of the aforementioned letters of intent and there can be no assurances that any will be reached or that any transaction will be consummated.

Acquisition of Recycool, Inc.

As previously reported by Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 21, 2011, as amended on January 10, 2012 and March 16, 2012, on January 4, 2012, the Company acquired the business and the assets of Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to that certain Asset Purchase Agreement (the “Recycool Agreement”) with Recycool, the Selling Principals of Recycool, and GlyEco Acquisition Corp. #1, an Arizona corporation and wholly-owned subsidiary of the Company, in consideration for $543,750 consisting of 543,750 shares of Common Stock of the Company. Recycool operates a business located in Minneapolis, Minnesota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product, including the collection and distribution businesses relating thereto.

Pursuant to the Recycool Agreement, the Company, through Acquisition Sub, acquired the business and all of the assets, with the exception of the Excluded Assets as defined in the Agreement, and properties of Recycool, including, without limitation, Recycool’s personal property, inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable, goodwill and any and all other assets, properties, rights, or other interests of Recycool, tangible or intangible, used in connection with the assets or the business. Acquisition Sub did not assume any of the liabilities of Recycool other than that certain lease agreement, dated September 1, 2000, and amendments thereto, by and between Recycool and Bolger Building Partnership, L.L.P. (as the Lessor) pursuant to which Recycool leases warehouse space in Minneapolis, MN.  The monthly rent under the lease is $1,719 and the lease terminates on April 30, 2013.

Preliminary Agreement to Acquire Full Circe Manufacturing, Inc. – New Jersey Facility

As previously disclosed by the Company on a Current Report on Form 8-K filed by the Company with the Commission on March 22, 2012, on March 16, 2012, the Company entered into a preliminary agreement (the “FCM Preliminary Agreement”) with Full Circle Manufacturing, Inc., a New Jersey corporation (“FCM”), pursuant to which the Company has agreed to purchase from FCM all of its assets, including FCM’s equipment and processing agreements, and associated goodwill in consideration for an aggregate purchase price of $6 million ($6,000,000) consisting of 2 million (2,000,000) shares of the Company’s unregistered Common Stock (valued at $1.00 per share) and $4 million ($4,000,000) in cash.

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

The consummation of the acquisition of the assets and lease of the Property by the Company is subject to the Company’s completion of its due diligence investigation and audit of FCM, and upon the Company’s successful completion of a $7 million private placement or other funding on or before June 30, 2012.  The FCM Preliminary Agreement is intended to create a binding obligation to purchase and sell the assets of FCM subject to the conditions stated, but the FCM Preliminary Agreement contemplates completion of a more comprehensive Purchase Agreement and that Purchase Agreement will supersede the terms of the FCM Preliminary Agreement if it is entered into by the Company and FCM.  There can be no assurance that the conditions will be met, that the more comprehensive Purchase Agreement will be completed, and if not, that the FCM Preliminary Agreement would be sufficient on its own to consummate the transaction.

Preliminary Agreement to Acquire MMT Technologies, Inc.

As previously disclosed by the Company on a Current Report on Form 8-K filed by the Company with the Commission on  March 27, 2012, On March 22, 2012, the Company entered into a preliminary agreement (the “MMT Preliminary Agreement”) with MMT Technologies, Inc., a Florida corporation (“MMT”). MMT is in the business of processing and recycling used anti-freeze. Pursuant to the MMT Preliminary Agreement, the Company has agreed to purchase MMT’s business and all of its assets, free and clear of any liabilities or encumbrances, upon the following transaction terms:

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

Preliminary Agreement to Acquire Evergreen Recycling Co.

As previously disclosed by the Company on a Current Report on Form 8-K filed by the Company with the Commission on April 16, 2012, on April 11, 2012, the Company entered into a preliminary agreement (the “Evergreen Preliminary Agreement”) with Evergreen Recycling Co., Inc., an Indiana corporation engaged in the business of processing and recycling used anti-freeze (“Evergreen”).

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales

For the three month period ended March 31, 2012, Net Sales were $418,817, compared to $179,834 for the three month period ended March 31, 2011, an increase of $238,983, or 132.9%.  The increase in Net Sales was due to the acquisition of Recycool and its net sales. Net Sales was earned from our existing recycling operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiary, Recycool, Inc., a Minnesota corporation (“Recycool”). For the three months ended March 31, 2012, Recycool accounted for approximately 24% of the Company’s consolidated net sales.

Cost of Goods Sold

For the three month period ended March 31, 2012, our Costs of Good Sold increased to $368,784 from $133,068 for the three month period ended March 31, 2011, representing an increase of $235,716 or 177.1%.  Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.

Gross Profit

For the three month period ended March 31, 2012, we realized a gross profit of $50,033, compared to $46,766 for the three month period ended March 31, 2011, an increase of $3,267, or 7.0%.  This increase is primarily due to an increase in the profit margins of Recycool, our newly acquired wholly-owned subsidiary. Our Gross Profit Margin for the three month period ended March 31, 2012 was 12%, compared to 26% for the three month period ended March 31, 2011.

Operating Expenses

For the three month period ended March 31, 2012, operating expenses increased to $319,256 from $114,965 for the three month period ended March 31, 2011, representing an increase of $204,290, or 177.7%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $130,662 for the three month period ended March 31, 2012 from $90,230 for the three month period ended March 31, 2011, representing an increase of $40,432, or 44.8%.  The increase is primarily due to the terms of the consulting agreements.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $51,540 for the three month period ended March 31, 2012 from $0 for the three month period ended March 31, 2011, representing an increase of $51,540, or 100%.  The increase is due to the addition of four employees at our subsidiary, Recycool, and the addition of John Lorenz, CEO, as an employee.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC audit service.   For the three month period ended March 31, 2012, Legal and Professional Fees increased to $61,158 from $6,904 for the three month period ended March 31, 2011, representing an increase of $54,254, or 785.8%.  The increase was primarily attributable to the need for additional legal and professional services to effectuate the acquisitions.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three month period ended March 31, 2012, G&A Expenses increased to $75,896 from $17,831 for the three month period ended March 31, 2011, representing an increase of $58,065, or 325.6%.  This increase is primarily due to the acquisition of our subsidiary, Recycool, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three month period ended March 31, 2012, Other Income and Expenses increased to $42,684 from $33,832 for the three month period ended March 31, 2011, representing an increase of $8,934, or 26.5%.  Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three month period ended March 31, 2012 decreased to $50 from $82 for the three month period ended March 31, 2011, representing a decrease of $32, or (39)%.  The decrease was primarily due to a decrease in the interest rate.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.   As of March 31, 2012, the Company's outstanding notes payable consists of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”).

For the three month period ended March 31, 2012, Interest Expense increased to $42,734 from $33,832 for the three month period ended March 31, 2011, representing an increase of $8,902 or 26.3%.  The increase is primarily due to the effect of compounding interest.

Liquidity & Capital Resources; Going Concern

As of March 31, 2012, we had $798,105 in current assets, consisting of $453,405 in cash, $330,981 in accounts receivable, $615 in prepaid expenses, and $13,104 in inventories. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. We have non-binding letters of intent with five companies to acquire their glycol recycling businesses, and are in +discussions with five other companies to acquire their glycol recycling businesses.

With the acquisition of Recycool during the three month period ended March 31, 2012, we expanded our customer and supplier bases and will continue to expand as we expect to upgrade our operational capacity and capabilities. For the three months ended March 31, 2012, Recycool’s net sales represented 24% of the Company’s consolidated net sales.

As of and for the years ended December 31, 2011 and 2010, our auditors have expressed substantial doubt that the Company will continue as a going concern.

The table below sets forth certain information about the Company’s liquidity and capital resources for the three months ended March 31, 2012 and 2011:

	For the Three Months ended March 31,
	2012	2011
Net cash (used in) operating activities	$(446,408)	$(103,593)
Net cash (used in) investing activities	$(2,315)	$-
Net cash provided by financing activities	$325,000	$325,200
Net increase (decrease) in cash and cash equivalents	$(123,723)	$221,607
Cash - beginning of period	$577,127	$5,103
Cash - end of period	$453,405	$226,710

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended. During quarter ended March 31, 2012, the Company raised an aggregate of $325,000 from private sales of its common stock.

Convertible Note Payable

As previously disclosed by the Company on a Current Report on Form 8-K filed by the Company with the Commission on April 5, 2012, on April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Leonid Frenkel in connection with that certain Secured Promissory Note issued by the Company to Mr. Frenkel in August 2008 in the principal amount of $1,000,000 (the “Convertible Note”) and two forbearance agreements entered into by the Company and Mr. Frenkel in August 2010 and May 2011 (the “Forbearance Agreements”). The terms of the Conversion Agreement extend the maturity date for the Convertible Note to December 31, 2013 and maintained the interest rate at 12.5% per annum (subject to increase to 18% upon an Event of Default under the terms of the Convertible Note and Forbearance Agreements).  As of March 31, 2012, an aggregate of $1,474,040, principal and accrued interest, was outstanding under the Convertible Note.

Sales of Securities

On January 17, 2012, the Company sold an aggregate of 30,000 shares of Common Stock to two accredited investors in consideration for $15,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On February 3, 2012, the Company sold an aggregate of 20,000 shares of Common Stock to one current stockholder in consideration for $10,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On March 30, 2012, the Company sold an aggregate of 250,000 shares of Common Stock to one accredited investor in consideration for $250,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

OFF-BALANCE SHEET ARRANGEMENTS

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on the Company.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On January 17, 2012, the Company issued an aggregate of 30,000 shares of Common Stock to two investors at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 3, 2012, the Company issued an aggregate of 20,000 shares of Common Stock to a current investor at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 30, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

10.1(1)
Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation

10.2(2)
Amendment No. 1, dated December 27, 2011, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.3(2)
Amendment No. 2, dated January 1, 2012, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

31.1(3)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(3)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(3)	Section 1350 Certification of Principal Executive Officer

32.2(3)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to Form 8-K filed on December 21, 2011 and incorporated by reference herein.
(2)	Filed as an Exhibit to Form 8-K/A (Amendment No. 1) filed on January 10, 2012 and incorporated by reference herein.
(3)	Filed herewith.
(4)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: May 21, 2012	By: /s/ John Lorenz
John Lorenz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	By: /s/ Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Principal Financial and Accounting Officer)