Form 10-Q
period 2012-06-30
GlyEco, Inc.
filed 2012-08-14
CIK 931799

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 14, 2012, there were 24,451,991 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Current assets
Cash	$574,965	$577,127
Accounts receivable, net	56,448	35,098
Prepaid expenses	5,225	-
Inventories	16,596	-
Total current assets	$653,234	$612,225

Equipment
Equipment	407,870	-
Accumulated depreciation	(28,924)	-
Total equipment, net	378,946	-

Other assets
Goodwill	78,044	-
Other intangible assets	10,000	-
Total other assets	88,044	-

Total assets	$1,120,224	$612,225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$79,525	$212,749
Due to related parties	471,800	568,603
Interest payable	519,787	431,692
Convertible note payable	1,000,000	1,000,000
Total liabilities	2,071,112	2,213,044

Stockholders' deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized and 24,451,991 and 22,858,235shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively	2,446	2,286
Additional paid in capital	7,241,515	5,772,924
Options and warrants outstanding	107,347	107,347
Accumulated deficit	(8,302,195)	(7,483,376)
Total stockholders' deficit	(950,887)	(1,600,819)

Total liabilities and stockholders' deficit	$1,120,224	$612,225

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$173,117	$236,490	$591,934	$416,324
Cost of goods sold	136,816	179,903	505,600	312,971
Gross profit	36,301	56,587	86,334	103,353

Operating expenses
Consulting fees	62,695	107,710	193,357	197,940
Salaries and wages	134,520	-	186,060	-
Legal and professional	143,775	36,942	204,933	43,846
General and administrative	156,406	31,197	232,302	49,028
Total operating expenses	497,396	175,849	816,652	290,814

Loss from operations	(461,095)	(119,262)	(730,318)	(187,461)

Other income and expenses
Interest income	(336)	(192)	(386)	(274)
Interest expense	46,152	40,057	88,886	73,889
Total other income and expenses	45,816	39,865	88,500	73,615

Loss before provision for income taxes	(506,911)	(159,127)	(818,818)	(261,076)

Provision for income taxes	-	50	-	50

Net loss	$(506,911)	$(159,177)	$(818,818)	$(261,126)

Weighted average number of common shares outstanding	24,315,172	11,481,952	23,923,228	11,481,952

Primary and fully diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
 Consolidated Statements of Cash Flows

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(818,818)	$(261,126)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	28,924	-

(Increase) decrease in assets:
Accounts receivable	32,656	(66,208)
Prepaid expenses	(5,225)	-
Inventories	(16,596)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(133,224)	17,166
Related party payable	(96,803)	4,000
Accrued interest	88,095	46,929

Net cash used in operating activities	(920,991)	(259,239)

Cash flows from investing activities
Purchase of equipment	(6,170)	-

Net cash used in investing activities	(6,170)	-

Cash flows from financing activities
Proceeds from the sale of common stock	925,000	470,100

Net cash provided by financing activities	925,000	470,100

Increase (decrease) in cash	(2,162)	210,861

Cash at the beginning of the period	577,127	5,103

Cash at end of the period	$574,965	$215,964

Supplemental disclosure of cash flow information
Interest paid during period	$-	$-
Taxes paid during period	$-	$50

Supplemental disclosure of non-cash items
January 2012: Common Stock issued for an asset acquisition	543,750

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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

On December 30, 2011, Global Recycling’s wholly-owned subsidiary, Global Acquisition Corp. #6 (“Acquisition #6”), a Delaware corporation, was dissolved. Acquisition #6 ceased operations on December 31, 2009, when the assets (including rights to additive formula and goodwill) were sold in an exchange for the common shares of Global Recycling. Prior to its sale, Acquisition #6 operated as a chemical company selling additives used in producing antifreeze and heat transfer fluid from recycled ethylene glycol. Sales of additives were discontinued upon the sale of the assets effective December 31, 2009.

On January 9, 2012, the Company, and its wholly-owned subsidiary, Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), consummated a merger pursuant to which Global Recycling merged with and into the Company (the “Global Merger”), with the Company being the surviving entity.

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Going Concern

The Company’s consolidated condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of June 30, 2012, the Company had an accumulated deficit of $8,302,195. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Cash and Cash Equivalents

As of June 30, 2012, the Company maintained cash balances in an interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2012.

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

NOTE 3 – Accounts Receivable

As of June 30, 2012, the Company’s net accounts receivable was $56,448.

NOTE 4 – Equipment

As of June 30, 2012, the Company’s equipment, net of accumulated depreciation, was $378,946.

NOTE 5 – Major Customers and Suppliers

For the six months ended June 30, 2012, one customer accounted for approximately 54% of the Company’s consolidated net revenues.  With the acquisition of Recycool, the Company no longer relies on one customer for 100% of its consolidated net revenues.

NOTE 6 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the convertible note held by Leonid Frenkel (the “Frenkel Convertible Note”) to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred seventy thousand dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.  As of June 30, 2012 this debt, including principal and interest, totaled $1,519,787.

NOTE 7–Stockholders’ Equity

Preferred Stock

As of June 30, 2012, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of June 30, 2012, the Company has 300,000,000, $0.0001 par value shares of common stock authorized. The common shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

On January 4, 2012, the Company issued an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants at an exercise price of $.50 per share.

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

On April 30, 2012, the Company issued an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants at an exercise price of $.50 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	543,750	$543,750
Common Shares for Cash	850,000	$825,000
Warrants Exercised	200,000	$100,000

Share-Based Compensation

For the three months ended June 30, 2012, the Company did not issue any of its common shares for stock based compensation.

NOTE 8 – Related Party Transactions

During the six month period ended June 30, 2012, John Lorenz, the Company's CEO, and his wife, Janet Carnell Lorenz, provided consulting services to the Company. Consulting services were also provided by shareholder, Richard Fuld, whose beneficial ownership in the Company is approximately 6%.

For the six months ended June 30, 2012, Mr. Lorenz, through Barcid Investment Group (Barcid), a corporation solely owned by him, was paid $500 for management consulting services. At June 30, 2012, Barcid was owed $241,800 by the Company. As of February 1, 2012, Mr. Lorenz became an employee of the Company.

For the six months ended June 30, 2012 Mrs. Lorenz, through CyberSecurity, Inc., a corporation owned by her, was paid $22,500 for marketing consulting services. As of June 30, 2012, CyberSecurity was owed $0.

For the six months ended June 30, 2012, Richard Fuld, through Matrix Advisors, was paid $0 for strategic planning consulting services.  As of June 30, 2012, Mr. Fuld was owed $230,000.

NOTE 9 – Commitments and Contingencies

Rental Agreements

During the six months ended June 30, 2012, the Company rented office space on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,250.  The term of the agreement is for two years with the end date set to January 31, 2014.  The monthly rate under the agreement will change to approximately $1,344 beginning February 1, 2013.

During the six months ended June 30, 2012, the Company’s subsidiary leased office/warehouse space on a monthly basis under a written rental agreement for $1,719 per month. The agreement was assumed in the acquisition of Recycool, Inc. and will terminate on April 30, 2013.

NOTE 10 – Concentration of Credit Risk

As of June 30, 2012

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest. Refer to Note 6 for more information regarding the convertible note.

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

Pursuant to the purchase price allocation, the property, plant and equipment represented for $401,700 of the Purchase Price. The useful life of this equipment was estimated at seven (7) years based on an approximate average of the depreciable life of the equipment acquired.  The equipment was determined to have $0 salvage value.

NOTE 12 – Subsequent Events

As previously disclosed by the Company on a Form 8-K filed with the Securities and Exchange Commission on August 2, 2012, on July 13, 2012, the Board of Directors approved the addition of 3,000,000 shares of Common Stock to the Company’s 2012 Equity Incentive Plan.  The addition was approved by a majority vote of the shareholders on July 27, 2012.

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

Overview

GlyEco is a green chemistry company formed to roll-out our proprietary and patent-pending glycol recycling technology that recycles waste glycols, a hazardous material, into the ASTM E1177 Type I standard, a purity level equivalent to refinery-grade glycol (i.e. virgin grade) (“Type I”).   Our technology, branded GlyEco Technology™, can recycle waste glycol from the five major industries that use glycol in their production processes: automotive, textiles, airline, medical and HVAC.

The Company has assembled a group of accomplished managers each of whom has more than 20 years’ experience in their field of expertise. This team includes business owners and high-ranking senior executives  with leadership experience (C-level executives) from the solid waste, chemical engineering and glycol recycling industries.

Company Growth

We process approximately 40,000 to 80,000 gallons of glycol per month through a facility in West Virginia. We have received waste glycol from a variety of sources—including MEGlobal (a joint venture established in 2004 between Dow Chemical and Petrochemical Industries Company of Kuwait), MEGlobal Canada, DAK Americas, and Performance Fibers.  Our immediate business strategy is to continue operations at the West Virginia Facility while constructing or retrofitting a Type I facility capable of implementing our GlyEco Technology™ patent-pending technology.  We are considering several sites for the Type I facility, including the West Virginia Facility and a facility located in Elizabeth, New Jersey.

Current Acquisitions

We are in the process of acquiring and creating strategic alliances with companies controlling waste glycol.  In the United States, we enter into non-binding letters of intent with companies to acquire their glycol recycling businesses, and we are in discussions with several companies to acquire their glycol recycling businesses.  We have acquired one processing facility and have entered into preliminary binding agreements to acquire six others.

International Strategy

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

Industry & Company Outlook

Competitors generally recycle waste glycols from only one or two of the five industries and most competitors can, at best, recycle waste glycol to an ASTM E1177 Type II standard (“Type II”), a standard allowing more impurities than Type I — which is unacceptable to many customers and industries.

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

While the increase in the growth of demand for glycol has slowed in early 2012 as compared to 2011 overall, demand still remains high and there are ample sources of waste glycol available.  The average sales price of refinery grade glycol shipped by rail or truck has averaged $4.72/gallon in early 2012 (Source: ICIS Chemical Business).  Compared to an average sales price of $5.69/gallon in 2011, this 17% decrease in 2012 has been caused by lower demand during the antifreeze season due to an especially warm winter and a short-term slowdown in the growth of polyester production in Asia.  On the long term, demand for glycol, especially through polyester demand in Asia, remains strong.  Capacity and supply of refinery grade glycol fluctuated in a normal range in 2011 and early 2012–with planned and unplanned shutdowns of glycol plants affecting pricing on a month to month basis.  Because the majority of the glycol refinery industry is controlled by five or six major producers, those producers can significantly influence the price of glycol by limiting capacity and supply.  The glycol refinery industry continues to consolidate.  In the long term, companies such as MEGlobal have doubts whether supply will keep up with demand (Source: MEGlobal).  While the competition for waste antifreeze is increasing, the participants within the industry are small, and the four other sources of waste glycol are largely untapped.  This excess volume should influence the cost of waste glycol in a positive manner.

Results of Operations

Net Sales

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three month period ended June 30, 2012, Net Sales were $173,117, compared to $236,490 for the three month period ended June 30, 2011, a decrease of $63,373, or 26.8%.  The decrease in Net Sales was due fewer rail cars being processed in West Virginia due to a six week maintenance shutdown at the customer’s facility. Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiary, Recycool, Inc., a Minnesota corporation (“Recycool”). For the three months ended June 30, 2012, Recycool accounted for approximately 46% of the Company’s consolidated net sales.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six month period ended June 30, 2012, Net Sales were $591,934, compared to $416,324 for the six month period ended June 30, 2011, an increase of $175,610, or 42.2%.  The increase in Net Sales was due to the acquisition of Recycool and its net sales. Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiary, Recycool, Inc., a Minnesota corporation (“Recycool”). For the six months ended June 30, 2012, Recycool accounted for approximately 30% of the Company’s consolidated net sales.

Cost of Goods Sold

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three month period ended June 30, 2012, our Costs of Good Sold was $136,816, compared to $179,903 for the three month period ended June 30, 2011, representing a decrease of $43,087 or 24%.  The decrease in Cost of Goods Sold was due fewer rail cars being processed in West Virginia due to a six week maintenance shutdown at the customer’s facility. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  In our operations at Recycool we sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six month period ended June 30, 2012, our Costs of Good Sold was $505,600, compared to $312,971 for the six month period ended June 30, 2011, representing an increase of $192,629 or 61.5%.  The increase in Cost of Goods Sold was due to the acquisition of Recycool and its Cost of Goods Sold, as well as an increase in processing costs at the facility in West Virginia. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  In our operations at Recycool we sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three month period ended June 30, 2012, we realized a gross profit of $36,301, compared to $56,587 for the three month period ended June 30, 2011, a decrease of $20,286, or 35.8%.  This decrease is primarily due to  the lower profit margins of Recycool, our newly acquired wholly-owned subsidiary, and an increase in processing costs at the facility in West Virginia. Our Gross Profit Margin for the three month period ended June 30, 2012 was 21%, compared to 23.9% for the three month period ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six month period ended June 30, 2012, we realized a gross profit of $86,334, compared to $103,353 for the six month period ended June 30, 2011, a decrease of $17,019, or 16.5%.  This decrease is primarily due to  the lower profit margins of Recycool, our newly acquired wholly-owned subsidiary, and an increase in processing costs at the facility in West Virginia. Our Gross Profit Margin for the six month period ended June 30, 2012 was 15%, compared to 25% for the six month period ended June 30, 2011.

Operating Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three month period ended June 30, 2012, operating expenses increased to $497,396 from $175,849 for the three month period ended June 30, 2011, representing an increase of $321,547, or 183%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. The increase is primarily due to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $62,695 for the three month period ended June 30, 2012 from $107,710 for the three month period ended June 30, 2011, representing an decrease of $45,015, or 41.8%.  The decrease is primarily due to three consultants who became employees.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $134,520 for the three month period ended June 30, 2012 from $0 for the three month period ended June 30, 2011, representing an increase of $134,520, or 100%.  The increase is due to the addition of John Lorenz, CEO, as an employee, and three consultants who became employees.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services.   For the three month period ended June 30, 2012, Legal and Professional Fees increased to $143,775 from $36,942 for the three month period ended June 30, 2011, representing an increase of $106,833, or 289.2%.  The increase was primarily attributable to the need for additional legal and professional services to effectuate the acquisitions, and to expand existing operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three month period ended June 30, 2012, G&A Expenses increased to $156,406 from $31,197 for the three month period ended June 30, 2011, representing an increase of $125,209, or 401.3%.  This increase is primarily due to the acquisition of our subsidiary, Recycool, and the associated costs of building out our infrastructure to support future growth of the Company.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six month period ended June 30, 2012, operating expenses increased to $816,652 from $290,814 for the six month period ended June 30, 2011, representing an increase of $525,838, or 180.8%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. The increase is primarily due to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $193,357 for the six month period ended June 30, 2012 from $197,940 for the six month period ended June 30, 2011, representing an decrease of $4,583, or 2.3%.  The decrease is primarily due to three consultants who became employees.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $186,060 for the six month period ended June 30, 2012 from $0 for the six month period ended June 30, 2011, representing an increase of $186,060, or 100%.  The increase is due to the addition of John Lorenz, CEO, as an employee, and three consultants who became employees.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services.   For the six month period ended June 30, 2012, Legal and Professional Fees increased to $204,933 from $43,846 for the six month period ended June 30, 2011, representing an increase of $161,087, or 367.4%.  The increase was primarily attributable to the need for additional legal and professional services to effectuate the acquisitions, and to expand existing operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six month period ended June 30, 2012, G&A Expenses increased to $232,302 from $49,028 for the six month period ended June 30, 2011, representing an increase of $183,274, or 373.8%.  This increase is primarily due to the acquisition of our subsidiary, Recycool, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three month period ended June 30, 2012, Other Income and Expenses increased to $45,816 from $39,865 for the three month period ended June 30, 2011, representing an increase of $5,951, or 14.9%.  Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three month period ended June 30, 2012 increased to $336 from $192 for the three month period ended June 30, 2011, representing an increase of $144, or 74.8%.  The increase was primarily due to an increase in our cash balances.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As of June 30, 2012, the Company's outstanding indebtedness primarily consisted of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”).

For the three month period ended June 30, 2012, Interest Expense increased to $46,152 from $40,057 for the three month period ended June 30, 2011, representing an increase of $6,095 or 15.2%.  The increase is primarily due to the effect of compounding interest.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six month period ended June 30, 2012, Other Income and Expenses increased to $88,500 from $73,615 for the six month period ended June 30, 2011, representing an increase of $14,885, or 20.2%.  Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the six month period ended June 30, 2012 increased to $386 from $274 for the six month period ended June 30, 2011, representing an increase of $112, or 40.8%.  The increase was primarily due to an increase in the Company’s cash balances.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As of June 30, 2012, the Company's outstanding indebtedness primarily consisted of accrued and unpaid interest on the Frenkel Convertible Note.

For the six month period ended June 30, 2012, Interest Expense increased to $88,886 from $73,889 for the six month period ended June 30, 2011, representing an increase of $14,997 or 20.3%.  The increase is primarily due to the effect of compounding interest.

Liquidity & Capital Resources; Going Concern

As of June 30, 2012, we had $653,234 in current assets, consisting of $574,965 in cash, $56,448 in accounts receivable, $5,225 in prepaid expenses, and $16,596 in inventories. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

With the acquisition of Recycool during the six month period ended June 30, 2012, we expanded our customer and supplier bases and will continue to expand as we expect to upgrade our operational capacity and capabilities. For the three months ended June 30, 2012, Recycool accounted for approximately 46% of the Company’s consolidated net sales.  For the six months ended June 30, 2012, Recycool’s net sales represented 30% of the Company’s consolidated net sales.

As of and for the years ended December 31, 2011 and 2010, our auditors have expressed substantial doubt that the Company will continue as a going concern.

The table below sets forth certain information about the Company’s liquidity and capital resources for the six months ended June 30, 2012 and 2011:

	For the Six Months ended June 30,
	2012	2011
Net cash (used in) operating activities	$(920,991)	$(259,239)
Net cash (used in) investing activities	$(6,170)	$-
Net cash provided by financing activities	$925,000	$470,100
Net increase (decrease) in cash and cash equivalents	$(2,162)	$210,861
Cash - beginning of period	$577,127	$5,103
Cash - end of period	$574,965	$215,964

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the three months ended June 30, 2012, the Company raised an aggregate of $600,000 from private sales of its common stock.  For the six month period ended June 30, 2012, the Company raised an aggregate of $925,000 from privates sales of its common stock.

Convertible Note Payable

As previously disclosed by the Company on a Current Report on Form 8-K filed by the Company with the Commission on April 5, 2012, on April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Leonid Frenkel in connection with that certain Secured Promissory Note issued by the Company to Mr. Frenkel in August 2008 in the principal amount of $1,000,000 and two forbearance agreements entered into by the Company and Mr. Frenkel in August 2010 and May 2011 (the “Forbearance Agreements”). The terms of the Conversion Agreement extend the maturity date for the Frenkel Convertible Note to December 31, 2013 and maintained the interest rate at 12.5% per annum (subject to increase to 18% upon an Event of Default under the terms of the Frenkel Convertible Note and Forbearance Agreements).  As of June 30, 2012, an aggregate of $1,519,787, principal and accrued interest, was outstanding under the Frenkel Convertible Note.

Sales of Securities

On January 4, 2012, the Company sold an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants in consideration for $50,000 ($0.50 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

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

On April 9, 2012, the Company sold an aggregate of 300,000 shares of Common Stock to one accredited investor in consideration for $300,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On April 27, 2012, the Company sold an aggregate of 250,000 shares of Common Stock to one current unaccredited stockholder in consideration for $250,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On April 30, 2012, the Company sold an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants in consideration for $50,000 ($0.50 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

See Part II, Item 2 for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

On January 4, 2012, the Company issued an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants issued in exchange for services at an exercise price of $.50 per share (an aggregate purchase price of $50,000). The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On January 17, 2012, the Company issued an aggregate of 30,000 shares of Common Stock to two investors at a price of $0.50 per share (an aggregate purchase price of $15,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 3, 2012, the Company issued an aggregate of 20,000 shares of Common Stock to a current unaccredited investor at a price of $0.50 per share (an aggregate purchase price of $10,000). The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 30, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $250,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 9, 2012, the Company issued an aggregate of 300,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $300,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 27, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $250,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2012, the Company issued an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants at an exercise price of $.50 per share (an aggregate purchase price of $50,000).  The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

10.1(1)	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.

31.1(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(2)	Section 1350 Certification of Principal Executive Officer

32.2(2)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Form 8-K filed on August 2, 2011 and incorporated by reference herein.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: August 14, 2012	By: /s/ John Lorenz
John Lorenz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By: /s/ Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Principal Financial and Accounting Officer)