Form 10-Q
period 2012-09-30
GlyEco, Inc.
filed 2012-11-14
CIK 931799

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Yes ☐ No ☒

As of November 14, 2012, there were 29,531,991 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Current assets
Cash	$950,235	$577,127
Accounts receivable, net	136,646	35,098
Prepaid expenses	4,550	-
Inventories	16,207	-
Total current assets	$1,107,638	$612,225

Equipment
Equipment	407,870	-
Accumulated depreciation	(43,579)	-
Total equipment, net	364,291	-

Other assets
Goodwill	78,044	-
Other intangible assets	10,000	-
Total other assets	88,044	-

Total assets	$1,559,973	$612,225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$205,109	$212,749
Due to related parties	474,131	568,603
Interest payable	565,976	431,692
Convertible note payable	1,000,000	1,000,000
Total liabilities	2,245,216	2,213,044

Stockholders' deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized and 26,631,991 and 22,858,235shares issued and outstanding as of September 30, 2012 and December 31, 2011 respectively	2,583	2,286
Additional paid in capital	7,931,377	5,772,924
Options and warrants outstanding	129,347	107,347
Accumulated deficit	(8,,748,550)	(7,483,376)
Total stockholders' deficit	(685,243)	(1,600,819)

Total liabilities and stockholders' deficit	$1,559,973	$612,225

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$303,456	$200,256	$895,390	$675,581
Cost of goods sold	233,180	216,730	738,780	588,701
Gross profit	70,276	(16,474)	156,610	86,880

Operating expenses
Consulting fees	165,100	94,600	358,457	292,540
Salaries and wages	168,974	-	355,034	-
Legal and professional	60,428	(81,754)	265,361	(37,909)
General and administrative	76,077	37,237	308,379	86,565
Total operating expenses	470,579	50,083	1,287,231	341,196

Loss from operations	(400,303)	(66,557)	(1,130,621)	(254,316)

Other income and expenses
Gain on fixed assets		(16,000)		(16,000)
Interest income	(136)	(83)	(522)	(357)
Interest expense	46,189	36,750	135,075	110,640
Total other income and expenses	46,053	20,667	134,553	94,283

Loss before provision for income taxes	(446,356)	(87,224)	(1,265,174)	(348,599)

Provision for income taxes	-	-	-	50

Net loss	$(446,356)	$(87,224)	$(1,265,174)	$(348,649)

Weighted average number of common shares outstanding	25,724,920	11,481,952	24,760,292	11,481,952

Primary and fully diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
 Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(1,265,174)	$(348,649)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	43,579	-
Warrants and options for services	22,000	-
(Increase) decrease in assets:
Accounts receivable	(47,542)	(40,216)
Prepaid expenses	(4,550)
Inventories	(16,207)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(7,640)	(202,383)
Related party payable	(94,472)	134,500
Accrued interest	134,284	83,577

Net cash (used in) operating activities	(1,235,722)	(373,171)

Cash flows from investing activities
Purchase of equipment	(6,170)	-

Net cash (used in) investing activities	(6,170)	-

Cash flows from financing activities
Proceeds from the sale of common stock	1,615,000	470,100

Net cash provided by financing activities	1,615,000	470,100

Increase in cash	373,108	96,929

Cash at the beginning of the period	577,127	5,103

Cash at end of the period	$950,235	$102,032

Supplemental disclosure of cash flow information
Interest paid during period	$792	$-
Taxes paid during period	$-	$50

Supplemental disclosure of non-cash items
January 2012: Common Stock issued for an asset acquisition	543,750

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reverse merger consummated on November 28, 2011, were cancelled upon the consummation of the Merger.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

As of September 30, 2012, the Company had an accumulated deficit of $8,748,550. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Cash and Cash Equivalents

As of September 30, 2012, the Company maintained cash balances in an interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update became effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – Accounts Receivable

As of September 30, 2012, the Company’s net accounts receivable was $136,646.

NOTE 4 – Equipment

As of September 30, 2012, the Company’s equipment, net of accumulated depreciation, was $364,291.

NOTE 5 – Major Customers and Suppliers

For the nine months ended September 30, 2012, one customer accounted for approximately 71% of the Company’s consolidated net revenues.  With the acquisition of Recycool, the Company no longer relies on one customer for 100% of its consolidated net revenues.

NOTE 6 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the convertible note held by Leonid Frenkel (the “Frenkel Convertible Note”) to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred seventy thousand dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.  As of September 30, 2012 this debt, including principal and interest, totaled $1,565,976.

NOTE 7 – Stockholders’ Equity

Preferred Stock

As of September 30, 2012, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of September 30, 2012, the Company has 300,000,000, $0.0001 par value shares of common stock authorized. The common shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

On August 3, 2012, the Company issued an aggregate of 200,000 shares of Common Stock to a current investor at a price of $0.50 per share.

On August 28, 2012, the Company issued an aggregate of 600,000 shares of Common Stock to three investors at a price of $0.50 per share.

On September 4, 2012, the Company issued an aggregate of 400,000 shares of Common Stock to a current investor at a price of $0.50 per share.

On September 12, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to a one investor at a price of $0.50 per share.

On September 17, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to a one investor at a price of $0.50 per share.

On September 28, 2012, the Company issued an aggregate of 80,000 shares of Common Stock to a current investor at a price of $0.50 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	543,750	$543,750
Common Shares for Cash	2,230,000	$1,515,000
Warrants Exercised	200,000	$100,000

Share Based Compensation

As of September 30, 2012 the Company had approximately 9.3 million common shares reserved for future issuance under the Company’s stock plans.

NOTE 8 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2011	3,717,606	$0.60
Granted	200,000	1.73
Exercised	165,000	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of September 30, 2012	3,752,606	$0.66

Weighted Average fair value price granted during 2012	200,000	$1.73

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2011	4,410,991	$0.64
Granted	2,200,000	1.05
Exercised	35,000	0.50
Forfeited	-	-
Cancelled	14,933	2.50
Expired	-	-
Outstanding as of September 30, 2012	6,561,058	$0.73

Weighted Average fair value price granted during 2012	2,200,000	$1.05

Fair Value Assumptions

Share-based compensation cost is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees and consultants. The Company recognizes share-based compensation cost as expense on a straight-line basis over the requisite service period.

During the nine-month period ended September 30, 2012 the Company incurred compensation expense of $22,000.

NOTE 9 – Related Party Transactions

During the nine months ended September 30, 2012, John Lorenz, the Company's CEO, and his wife, Janet Carnell Lorenz, provided consulting services to the Company. Consulting services were also provided by shareholder, Richard Fuld, whose beneficial ownership in the Company is approximately 6%.

For the nine months ended September 30, 2012, Mr. Lorenz, through Barcid Investment Group (Barcid), a corporation solely owned by him, was paid $500 for management consulting services. At September 30, 2012, Barcid was owed $241,800 by the Company. As of February 1, 2012, Mr. Lorenz became an employee of the Company.

For the nine months ended September 30, 2012 Mrs. Lorenz, through CyberSecurity, Inc., a corporation owned by her, was paid $22,500 for marketing consulting services. As of September 30, 2012, CyberSecurity was owed $0.

For the nine months ended September 30, 2012, Richard Fuld, through Matrix Advisors, was paid $0 for strategic planning consulting services.  As of September 30, 2012, Mr. Fuld was owed $230,000.

NOTE 10 – Commitments and Contingencies

Rental Agreements

During the nine months ended September 30, 2012, the Company rented office space on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,250.  The term of the agreement is for two years with the end date set to January 31, 2014.  The monthly rate under the agreement will change to approximately $1,344 beginning February 1, 2013.

During the nine months ended September 30, 2012, the Company’s subsidiary leased office/warehouse space on a monthly basis under a written rental agreement for $1,719 per month. The agreement was assumed in the acquisition of Recycool, Inc. and will terminate on April 30, 2013.

For the nine months ended September 30, 2012, rent expense was $21,653.62.

Stock Issuances

During the nine months ended September 30, 2012, the Company agreed to issue an additional 800,000 shares of its common stock to shareholders who purchased common stock for $1.00.  This will be a change in the purchase price of the shares.  Once the Board of Directors approves the issuance of these additional shares, the appropriate adjustments to these transactions will be made in the consolidated financial statements.

NOTE 11 – Concentration of Credit Risk

As of September 30, 2012

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest. Refer to Note 6 for more information regarding the convertible note.

NOTE 12 – Acquisitions

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

NOTE 13 – Subsequent Events

Sale of Securities

The following are the sales of Common Stock subsequent to September 30, 2012 wherein a total of 3,700,000 shares of common stock were issued at a per share price of $.50 for total proceeds of $1,850,000.

On October 5, 2012, the Company issued an aggregate of 440,000 shares of Common Stock to two investors at a price of $0.50 per share.

On October 9, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to five investors at a price of $0.50 per share.

On October 10, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share.

On October 16, 2012, the Company issued an aggregate of 360,000 shares of Common Stock to three investors at a price of $0.50 per share.

On October 19, 2012, the Company issued an aggregate of 2,600,000 shares of Common Stock to fifteen investors at a price of $0.50 per share.

Closure of Offering

On October 19, 2012, the Company closed its current offering (the “Offering”).  The Company issued 6,780,000 units at a purchase price of $0.50 per unit. Total proceeds from the Offering were $3,390,000 less offering costs of $91,000.

Further, each unit sold in the Offering consists of (i) one share of common stock, par value $0.0001 per share, of the Company, and (ii) one warrant to purchase one share of common stock of the Company from the date of issuance until the third anniversary date such date for a purchase price of $1.00 per share.  This Offering was made to accredited investors only, in accordance with Rule 506 of Regulation D of the Securities Act of 1933.

Asset Purchase Agreement with Antifreeze Recycling, Inc.

On October 3, 2012, the Company’s wholly-owned subsidiary, GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”), an Arizona corporation, entered into an Asset Purchase Agreement (the “ARI APA”) with Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”) and Mr. Robert J. Kolhoff, the selling principal of ARI (the “Selling Principal”) on October 3, 2012. The Agreement superseded the terms of the Preliminary Agreement.

ARI operates a business located in Tea, South Dakota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the ARI APA, Acquisition Sub #7 agreed to purchase on October 26, 2012, or on such later date as agreed upon by the parties (the “Closing”), all of the glycol-related assets of ARI, free and clear of any liabilities or encumbrances, consisting of ARI’s personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets.

The ARI APA states that the aggregate purchase price (the “Purchase Price”) for the Assets shall be $450,000, consisting of 361,200 unregistered shares (the “Shares”) of the Company’s common stock (the “Common Stock”), subject to adjustment, and assumption of debt in an amount of $88,800.  The Purchase Price is based on ARI having a Net Working Capital (as defined in the ARI APA) of $15,000 at Closing.  The ARI APA states that the Purchase Price be decreased to the extent that ARI’s Net Working Capital is less than $15,000 at Closing.  If, however, ARI’s Net Working Capital is greater than $15,000 at Closing, the Company has agreed to pay the full amount of such overage within 15 business days of the Closing.

On October 31, 2012, Acquisition Sub #7 and ARI executed all documents to effect a closing of the acquisition effective as of October 29, 2012.

Asset Purchase Agreement with Renew Resources

On October 3, 2012, the Company’s wholly-owned subsidiary, GlyEco Acquisition Corp. #5 (“Acquisition Sub #5”), an Arizona corporation, entered into an Asset Purchase Agreement (the “Renew APA”) with Renew Resources and Mr. Todd M. Bernard, the selling principal of Renew Resources (the “Selling Principal”).  The Agreement superseded the terms of the Preliminary Agreement.

Renew Resources operates a business located in Rock Hill, South Carolina, involving the collection and recycling of several types of waste material, including waste glycol.  The Renew APA concerns Renew Resources’ waste glycol recycling business, relating to the processing of used glycol steams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Renew APA, Acquisition Sub #5 has agreed to purchase on October 26, 2012, or on such later date as agreed upon by the parties (the “Closing”), all of the glycol-related assets of Renew Resources, free and clear of any liabilities or encumbrances, consisting of Renew Resources’ personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets.

The Renew APA states that the aggregate purchase price (the “Purchase Price”) for the Assets shall be $325,000, consisting of a cash payment of $15,000 (the “Cash Payment”), 275,000 unregistered shares (the “Shares”) of the Company’s common stock (the “Common Stock”), subject to adjustment, and assumption of debt in an amount of $35,000.  The Cash Payment is based on Renew Resources having a Net Working Capital (as defined in the Agreement) of $15,000 at Closing.  The Agreement states that the Cash Payment shall be decreased to the extent that Renew Resources’ Net Working Capital is less than $15,000 at Closing.  If, however, Renew Resources’ Net Working Capital is greater than $15,000 at Closing, the Company has agreed to pay the full amount of such overage within 15 business days of the Closing.

On November 2, 2012, Acquisition Sub #5 and Renew Resources executed all documents to effect a closing of the acquisition effective as of October 29, 2012.

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

Company Growth

We process approximately 40,000 to 80,000 gallons of glycol per month through a facility in West Virginia. At this facility, we have received waste glycol from a variety of sources—including MEGlobal (a joint venture established in 2004 between Dow Chemical and Petrochemical Industries Company of Kuwait), MEGlobal Canada, DAK Americas, and Performance Fibers. At our facility in Minnesota we process approximately 15,000 to 20,000 gallons of glycol per month. This facility’s main source of waste glycol is various auto repair and supply shops.

Our immediate business strategy is to continue operations in the West Virginia and Minnesota while constructing or retrofitting a Type I facility capable of implementing our GlyEco Technology™ patent-pending technology.  We are considering several sites for the Type I facility, including the West Virginia facility and a facility located in Elizabeth, New Jersey.

Current Acquisitions

We are in the process of acquiring and creating strategic alliances with companies controlling waste glycol.  In the United States, we enter into non-binding letters of intent with companies to acquire their glycol recycling businesses, and we are in discussions with several companies to acquire their glycol recycling businesses.  As of November 2, 2012, we have acquired three processing facilities located in the United States and have entered into preliminary binding agreements to acquire four (4) others.

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

While the increase in the growth of demand for glycol has slowed in 2012 as compared to 2011 overall, demand still remains high and there are ample sources of waste glycol available.  The average sales price of refinery grade glycol shipped by rail or truck has averaged $4.72/gallon in 2012 (Source: ICIS Chemical Business).  Compared to an average sales price of $5.69/gallon in 2011, this 17% decrease in 2012 has been caused by lower demand during the antifreeze season due to an especially warm winter and a short-term slowdown in the growth of polyester production in Asia.  On the long term, demand for glycol, especially through polyester demand in Asia, remains strong.  Capacity and supply of refinery grade glycol fluctuated in a normal range in 2011 and 2012 with planned and unplanned shutdowns of glycol plants affecting pricing on a month to month basis.  Because the majority of the glycol refinery industry is controlled by five or six major producers, those producers can significantly influence the price of glycol by limiting capacity and supply.  The glycol refinery industry continues to consolidate.  In the long term, companies such as MEGlobal have doubts whether supply will keep up with demand (Source: MEGlobal).  While the competition for waste antifreeze is increasing, the participants within the industry are small, and the four other sources of waste glycol are largely untapped.  This excess volume should influence the cost of waste glycol in a positive manner.

Results of Operations

Net Sales

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three month period ended September 30, 2012, Net Sales were $303,456, compared to $200,256 for the three month period ended September 30, 2011, an increase of $103,200, or 51.5%.  The increase in Net Sales was due to a price increase for the material processed at our facility in West Virginia as well as the acquisition of Recycool and its net sales. Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiary, Recycool, Inc., a Minnesota corporation (“Recycool”). For the three months ended September 30, 2012, Recycool accounted for approximately 29% of the Company’s consolidated net sales.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2012, Net Sales were $895,390, compared to $675,581 for the nine month period ended September 30, 2011, an increase of $219,810, or 25.5%.  The increase in Net Sales was due to a price increase for the material processed at our facility in West Virginia as well as the acquisition of Recycool and its net sales.  Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiary, Recycool, Inc., a Minnesota corporation (“Recycool”). For the nine months ended September 30, 2012, Recycool accounted for approximately 30% of the Company’s consolidated net sales.

Cost of Goods Sold

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three month period ended September 30, 2012, our Costs of Good Sold was $233,180, compared to $216,730 for the three month period ended September 30, 2011, representing an increase of $16,449 or 7.6%.  The increase in Cost of Goods Sold was due to the acquisition of Recycool. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  In our operations at Recycool we sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2012, our Costs of Good Sold was $738,780, compared to $588,701 for the nine month period ended September 30, 2011, representing an increase of $150,079 or 25.5%.  The increase in Cost of Goods Sold was due to the acquisition of Recycool and its Cost of Goods Sold, the disposal of waste glycol that could not be processed in the third quarter of 2011, as well as an increase in processing costs at the facility in West Virginia. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  In our operations at Recycool we sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three month period ended September 30, 2012, we realized a gross profit of $70,276, compared to ($16,474) for the three month period ended September 30, 2011, an increase of $86,750, or 526.6%.  This increase is primarily due to the disposal of waste glycol that could not be processed in the third quarter of 2011, which provided for a negative gross profit in that quarter. Our Gross Profit Margin for the three month period ended September 30, 2012 was 23%, compared to (8%) for the three month period ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2012, we realized a gross profit of $156,610, compared to $86,880 for the nine month period ended September 30, 2011, an increase of $69,730, or 80.3%.  This increase is primarily due to the disposal of waste glycol that could not be processed in the third quarter of 2011, which provided for a negative gross profit in that quarter. Our Gross Profit Margin for the nine month period ended September 30, 2012 was 17%, compared to 13% for the nine month period ended September 30, 2011.

Operating Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three month period ended September 30, 2012, operating expenses increased to $470,579 from $50,083 for the three month period ended September 30, 2011, representing an increase of $420,496, or 839.6%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. The increase is primarily due to a reduction in Legal and Professional Fees as a result of a credit from a service provider in the third quarter of 2011.  The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $165,100 for the three month period ended September 30, 2012 from $94,600 for the three month period ended September 30, 2011, representing an increase of $70,500, or 74.5%.  The increase is primarily due to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $168,974 for the three month period ended September 30, 2012 from $0 for the three month period ended September 30, 2011, representing an increase of $168,974, or 100%.  The increase is due to the addition of John Lorenz, CEO, as an employee, three consultants who became employees, the hiring of a Senior Engineer and a Legal Analyst, as well as the three employees retained in the acquisition of our subsidiary, Recycool.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services.   For the three month period ended September 30, 2012, Legal and Professional Fees increased to $60,428 from ($81,754) for the three month period ended September 30, 2011, representing an increase of $142,182, or 173.9%.  The increase is primarily due to a reduction in Legal and Professional Fees as a result of a credit from a service provider in the third quarter of 2011. The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three month period ended September 30, 2012, G&A Expenses increased to $76,077 from $37,237 for the three month period ended September 30, 2011, representing an increase of $38,839, or 104.3%.  This increase is primarily due to the acquisition of our subsidiary, Recycool, and the associated costs of building out our infrastructure to support future growth of the Company.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2012, operating expenses increased to $1,287,231 from $341,196 for the nine month period ended September 30, 2011, representing an increase of $946,035, or 277.3%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. The increase is primarily due to a reduction in Legal and Professional Fees in the third quarter of 2011 as a result of a credit from a service provider.  The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $358,457 for the nine month period ended September 30, 2012 from $292,540 for the nine month period ended September 30, 2011, representing an increase of $65,917, or 22.5%.  The increase is primarily due to four consultants who became employees.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $355,034 for the nine month period ended September 30, 2012 from $0 for the nine month period ended September 30, 2011, representing an increase of $355,034, or 100%.  The increase is due to the addition of John Lorenz, CEO, as an employee, three consultants who became employees, the hiring of a Senior Engineer and a Legal Analyst, as well as the three employees retained in the acquisition of our subsidiary, Recycool.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services.   For the nine month period ended September 30, 2012, Legal and Professional Fees increased to $265,361 from ($37,909) for the nine month period ended September 30, 2011, representing an increase of $303,270, or 800%.  The increase is primarily due to a reduction in Legal and Professional Fees as a result of a credit from a service provider. The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine month period ended September 30, 2012, G&A Expenses increased to $308,379 from $86,565 for the nine month period ended September 30, 2011, representing an increase of $221,813, or 256.2%.  This increase is primarily due to the acquisition of our subsidiary, Recycool, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three month period ended September 30, 2012, Other Income and Expenses increased to $46,053 from $20,667 for the three month period ended September 30, 2011, representing an increase of $25,386, or 122.8%.  Other Income and Expenses consist of a Gain on Fixed Asset, Interest Income and Interest Expense.

Gain on Fixed Assets consists of gains on the sale of equipment that had been previously impaired. For the three month period, ended September 30, 2012 the Gain on Fixed Assets decreased to $0 from $16,000 for the three month period ended September 30, 2011, representing a decrease of 100%. In the third quarter of 2011, the Company sold equipment that had been previously impaired and assessed to have no value.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three month period ended September 30, 2012 increased to $136 from $83 for the three month period ended September 30, 2011, representing an increase of $53, or 64.2%.  The increase was primarily due to an increase in our cash balances.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As of September 30, 2012, the Company's outstanding indebtedness primarily consisted of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”).

For the three month period ended September 30, 2012, Interest Expense increased to $46,189 from $36,750 for the three month period ended September 30, 2011, representing an increase of $9,439 or 25.7%.  The increase is primarily due to the effect of compounding interest.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2012, Other Income and Expenses increased to $134,553 from $94,283 for the nine month period ended September 30, 2011, representing an increase of $40,270, or 42.7%.  Other Income and Expenses consist of a Gain on Fixed Assets, Interest Income and Interest Expense.

Gain on Fixed Assets consists of gains on the sale of equipment that had been previously impaired. For the nine month period, ended September 30, 2012 the Gain on Fixed Assets decreased to $0 from $16,000 for the nine month period ended September 30, 2011, representing a decrease of 100%. In the third quarter of 2011, the Company sold equipment that had been previously impaired and assessed to have no value.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the nine month period ended September 30, 2012 increased to $522 from $357 for the nine month period ended September 30, 2011, representing an increase of $166, or 46.4%.  The increase was primarily due to an increase in the Company’s cash balances.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As of September 30, 2012, the Company's outstanding indebtedness primarily consisted of accrued and unpaid interest on the Frenkel Convertible Note.

For the nine month period ended September 30, 2012, Interest Expense increased to $135,075 from $110,640 for the nine month period ended September 30, 2011, representing an increase of $24,435 or 22.1%.  The increase is primarily due to the effect of compounding interest.

Liquidity & Capital Resources; Going Concern

As of September 30, 2012, we had $1,107,638 in current assets, consisting of $950,235 in cash, $136,646 in accounts receivable, $4,550 in prepaid expenses, and $16,207 in inventories. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of and for the years ended December 31, 2011 and 2010, our auditors have expressed substantial doubt that the Company will continue as a going concern.

Our plans to address these matters include, raising additional financing through offering shares of capital stock in private and/or public offerings of securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. We have non-binding letters of intent with five companies to acquire their glycol recycling businesses, and are in discussions with five other companies to acquire their glycol recycling businesses.

On October 24, 2012, we closed our current round of equity financing wherein we raised a net amount of approximately $3.3 million in cash.  This funding will allow us to continue to close the targeted acquisitions and the remaining balance will be used for working capital purposes, however, the Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended.

During the three months ended September 30, 2012, we raised an aggregate of $690,000 from private sales of its common stock.  For the nine month period ended September 30, 2012, the Company raised an aggregate of $1,615,000 from private sales of our common stock.

With the acquisition of Recycool during the nine months ended September 30, 2012, we expanded our customer and supplier bases and will continue to expand as we expect to upgrade our operational capacity and capabilities. For the three months ended September 30, 2012, Recycool accounted for approximately 29% of the Company’s consolidated net sales.  For the nine months ended September 30, 2012, Recycool’s net sales represented 30% of the Company’s consolidated net sales.

The table below sets forth certain information about the Company’s liquidity and capital resources for the nine months ended September 30, 2012 and 2011:

	For the Nine Months ended September 30,
	2012	2011
Net cash (used in) operating activities	$(1,265,174)	$(348,649)
Net cash (used in) investing activities	$(6,170)	$-
Net cash provided by financing activities	$1,615,000	$470,100
Net increase in cash and cash equivalents	$373,108	$96,929
Cash - beginning of period	$577,127	$5,103
Cash - end of period	$950,235	$102,032

Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Leonid Frenkel in connection with that certain Secured Promissory Note issued by the Company to Mr. Frenkel in August 2008 in the principal amount of $1,000,000 and two forbearance agreements entered into by the Company and Mr. Frenkel in August 2010 and May 2011 (the “Forbearance Agreements”). The terms of the Conversion Agreement extend the maturity date for the Frenkel Convertible Note to December 31, 2013 and maintained the interest rate at 12.5% per annum (subject to increase to 18% upon an Event of Default under the terms of the Frenkel Convertible Note and Forbearance Agreements).  As of September 30, 2012, an aggregate of $1,565,976, principal and accrued interest, was outstanding under the Frenkel Convertible Note.

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

On August 3, 2012, the Company sold an aggregate of 200,000 shares of Common Stock to a one current accredited investor in consideration for $100,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On August 28, 2012, the Company sold an aggregate of 600,000 shares of Common Stock to three accredited investors in consideration for $400,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 4, 2012, the Company sold an aggregate of 400,000 shares of Common Stock to a one current investor in consideration for $200,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 12, 2012, the Company sold an aggregate of 50,000 shares of Common Stock to a one accredited investor in consideration for $25,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 17, 2012, the Company sold an aggregate of 50,000 shares of Common Stock to a one accredited investor in consideration for $25,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 28, 2012, the Company sold an aggregate of 80,000 shares of Common Stock to one current accredited investor in consideration for $40,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2012, the Company issued an aggregate of 200,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $100,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 28, 2012, the Company issued an aggregate of 600,000 shares of Common Stock to three investors at a price of $0.50 per share (an aggregate purchase price of $400,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 4, 2012, the Company issued an aggregate of 400,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $200,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 12, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $25,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 17, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $25,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 28, 2012, the Company issued an aggregate of 80,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $40,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

GlyEco, Inc.

Date: November 14, 2012	By: /s/ John Lorenz
John Lorenz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By: /s/ Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Principal Financial and Accounting Officer)