Form 10-K
period 2012-12-31
GlyEco, Inc.
filed 2013-04-16
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

 ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number: 000-30396

GLYECO, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4802 East Ray Road, Suite 23-408 Phoenix, Arizona	85044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 960-1539

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $27,648,427 based on the closing sale price of $2.29 on such date as reported on the OTCQB Market system. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of April 11, 2013, the Registrant had 40,207,915 shares of Common Stock, par value $0.0001 per share, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Forward-Looking Statements” included in Item 10 of this Annual Report and “Risk Factors” beginning on page 8 of this Annual Report.

Item 1. Business

Unless otherwise noted, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and its wholly-owned subsidiaries, unless otherwise specified.

Corporate History

GlyEco, Inc. (the “Company”) was formed in the State of Nevada on October 21, 2011. On that same date, the Company became a wholly-owned subsidiary of Environmental Credits, Inc. (“ECVL”).  On November 21, 2011, ECVL merged itself into its wholly-owned subsidiary, GlyEco, Inc. (the “Reincorporation”).  Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

The Company has principal offices in Phoenix, Arizona, and was formed to acquire the assets of companies in the business of recycling and processing waste ethylene glycol and to apply a newly developed proprietary technology to produce ASTM E1177 Type I virgin grade recycled ethylene glycol to end users throughout North America and internationally.

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

On January 9, 2012, the Company and Global Recycling consummated a merger pursuant to which Global Recycling merged with and into the Company (the “Global Merger”), with the Company being the surviving entity.

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reverse merger consummated on November 28, 2011, were cancelled upon the consummation of the Merger.

Company Overview

We are a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets. Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five types of waste glycol into a virgin-quality product usable for any glycol application.  We are dedicated to conserving natural resources, limiting liability for waste generators, safeguarding the environment, and creating valuable green products.

We currently operate at six facilities in the United States with a combined recycling capacity over 7 million gallons per year.  The facilities are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Elizabeth, New Jersey (the “New Jersey Facility), (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Newell, West Virginia (the “West Virginia Facility”). Our facilities in New Jersey and West Virginia are glycol concentrate facilities that receive shipments of waste glycol by third-party rail or truck carriers and recycle the waste glycol into a concentrate glycol.  Normally, the waste glycol is 65 to 70 percent glycol before being recycled into a concentrate.  Our facilities in Minnesota, South Carolina, Indiana, and South Dakota are 50/50 antifreeze facilities that employ truck drivers to pick up waste antifreeze from vehicle repair shops and other waste antifreeze producers, transport the material to their recycling facilities, recycle the material into a 50/50 antifreeze, and resell the material often to the same customers that generates waste antifreeze.  The waste glycol is normally between 40 to 48 percent glycol concentration at our 50/50 antifreeze facilities.  At times, we receive material that is unable to be recycled into a reusable product, which is disposed in compliance with the relevant regulations.

During 2013, we plan to integrate and increase the sales of our recent acquisitions (see below) while implementing our GlyEco Technology™ at the New Jersey Facility to produce Type I glycol in commercial quantities.  Implementation of the GlyEco TechnologyTM requires a retrofit to the existing New Jersey Facility.  The retrofit costs approximately $2,000,000, and we expect to complete the process in 2013.  Upon completion of the retrofit, we anticipate to ramp up our volumes and plan to run a processing capacity run rate of 10 million gallons per year at the New Jersey Facility.  We plan to upgrade, expand, and implement the GlyEco TechnologyTM at the other facilities as feedstock sources and volumes expand.

The New Jersey Facility is operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), per the terms of a Manufacturing and Distribution Agreement (the “M&D Agreement”) entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4). Once implemented, Full Circle will operate the GlyEco Technology™ at our instruction to produce Type 1 glycol for our sole benefit (see Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility below).

In addition to integrating our recent acquisitions and implementing our GlyEco Technology™ at the New Jersey Facility, we continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.  In the United States, we have entered into a preliminary agreement to acquire a company in Norcross, Georgia (see below), a definitive asset purchase agreement with a company in Lakeland, Florida (see below), and we are in ongoing discussions with a number of other companies to acquire their glycol recycling businesses. Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™ in Europe, China, Southeast Asia, Mexico, and South America.

Business Developments

Acquisition of Recycool, Inc.

As previously reported by the Company on a Form 8-K/A filed with the Commission on January 10, 2012, on January 4, 2012, the Company acquired Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Recycool Agreement”), by and among the Company, Recycool, the selling principals of Recycool (collectively, the “Recycool Selling Principals”), and GlyEco Acquisition Corp. #1, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #1”).

Recycool operates a business located in Minneapolis, Minnesota, relating to the processing of used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product, including the collection and distribution businesses relating thereto.

Pursuant to the Recycool Agreement, the Company (through Acquisition Sub #1) acquired the business and all of the glycol-related assets of Recycool, consisting of Recycool’s personal property (equipment, tools, machinery, furniture, supplies, materials and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill and miscellaneous assets, in consideration for an aggregate purchase price of $543,750, consisting entirely of 543,750 unregistered shares of the Company’s Common Stock.

Preliminary Agreement to Acquire Enviro-Cool, LLC

As previously reported by the Company on a Form 8-K filed with the Commission on May 23, 2012, on May 23, 2012, the Company entered into a preliminary agreement (the “Enviro-Cool Preliminary Agreement”) with Enviro-Cool, LLC, a Georgia limited liability company (“Enviro-Cool”), pursuant to which the Company agreed to purchase the business and all of the assets of Enviro-Cool in consideration for an aggregate purchase price of $2,292,000, consisting of 1,500,000 unregistered shares of the Company’s Common Stock, $500,000 in cash, and the assumption of various liabilities of Enviro-Cool.

Enviro-Cool operates a facility located in Norcross, Georgia, related to the processing of used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

The Enviro-Cool Preliminary Agreement is intended to create a binding obligation between the Company and Enviro-Cool. The Enviro-Cool Preliminary Agreement contemplates the completion of a more comprehensive Asset Purchase Agreement. Such an Asset Purchase Agreement, if any, will supersede the terms of the Enviro-Cool Preliminary Agreement. There can be no assurance that the conditions of the Enviro-Cool Preliminary Agreement will be met, that a definitive Asset Purchase Agreement will be completed, and if not, that the Enviro-Cool Preliminary Agreement would be sufficient on its own to consummate the transaction.

Asset Purchase Agreement with MMT Technologies

As previously reported by the Company on a Form 8-K filed with the Commission on May 30, 2012, on May 24, 2012, the Company and GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #3”), entered into an Asset Purchase Agreement (the “MMT Agreement”) with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), and Mr. Otho N. Fletcher, Jr., the selling principal of MMT Technologies (the “MMT Selling Principal”).  The MMT Agreement superseded the terms of a preliminary agreement previously entered into between the Company and MMT Technologies on March 22, 2012 (the “MMT Preliminary Agreement”).

MMT Technologies operates a facility located in Lakeland, Florida, relating to the processing of used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the MMT Agreement, Acquisition Sub #3 has agreed to purchase the business and substantially all of the assets of MMT Technologies, free and clear of any encumbrances, consisting of MMT Technologies’ personal property (equipment, tools, machinery, furniture, supplies, materials and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill and miscellaneous assets.  Pursuant to the MMT Agreement, neither the Company nor Acquisition Sub #3 will assume any of the obligations or liabilities of MMT Technologies or of the MMT Selling Principal. The MMT Agreement states the aggregate purchase price (the “Purchase Price”) for the assets to be $333,000, consisting of a cash payment of $133,000 and 200,000 unregistered shares of the Company’s Common Stock, subject to adjustment.

The consummation of the MMT Technologies acquisition is subject to the satisfaction or waiver of customary representations and warranties and to the preparation and delivery of disclosure schedules and other documentation by the parties to the MMT Agreement.

Acquisition of Antifreeze Recycling, Inc.

As previously reported by the Company on a Form 8-K/A filed with the Commission on November 1, 2012, on October 26, 2012, the Company acquired Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “ARI Agreement”), by and among the Company, ARI, Mr. Robert J. Kolhoff, the selling principal of ARI (the “ARI Selling Principal”), and GlyEco Acquisition Corp. #6, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #6”).

ARI operates a business located in Tea, South Dakota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the ARI Agreement, the Company (through Acquisition Sub #6) acquired the business and all of the glycol-related assets of ARI, free and clear of any liabilities or encumbrances, consisting of ARI’s personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $450,000, consisting of 361,200 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the ARI Agreement) and satisfaction of ARI’s outstanding debt in an amount of $88,800, which was paid upon the completion of the acquisition.

Acquisition of Renew Resources, LLC

As previously reported by the Company on a Form 8-K/A filed with the Commission on November 2, 2012, on October 26, 2012, the Company acquired Renew Resources, LLC, a South Carolina limited liability company (“Renew Resources”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “Renew Resources Agreement”), by and among the Company, Renew Resources, Mr. Todd M. Bernard, the selling principal of Renew Resources (the “Renew Resources Selling Principal”), and GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #5”).

Renew Resources operates a business located in Rock Hill, South Carolina, involving the collection and recycling of several types of waste material, including waste glycol.  The Renew Resources Agreement concerns Renew Resources’ waste glycol recycling business, relating to the processing of used glycol steams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Renew Resources Agreement, the Company (through Acquisition Sub #5) acquired the business and all of the glycol-related assets of Renew Resources, free and clear of any liabilities or encumbrances, consisting of Renew Resource’s personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $325,000, consisting of a $15,000 cash payment, 275,000 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the Renew Resources Agreement), and satisfaction of Renew Resources’ outstanding debt in an amount of $35,000, which was paid upon the completion of the acquisition.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

As previously reported by the Company on a Form 8-K filed with the Commission on December 13, 2012, on December 10, 2012, the Company and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4”) entered into a transaction (the “Full Circle Transaction”) with Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), and Mr. Joseph Ioia, the sole shareholder of Full Circle (“Mr. Ioia”).

Full Circle operates a business located in Elizabeth, New Jersey, relating to processing recyclable glycol streams and selling glycol as remanufactured product.  It is one of the largest glycol recyclers in North America.

The Full Circle Transaction is comprised of multiple agreements, including a Manufacturing and Distribution Agreement (the “M&D Agreement”) by and between Acquisition Sub #4 and Full Circle, and an Assignment of Intellectual Property (the “IP Assignment”) by and between the Company and Mr. Ioia.

Pursuant to the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business, at Acquisition Sub #4’s direction, using the IP (as defined below) acquired by Acquisition Sub #4, equipment and premises leased by Acquisition Sub #4, and once implemented, the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of Acquisition Sub #4.

Pursuant to the IP Assignment, Mr. Ioia sold to Acquisition Sub #4 the worldwide right, title, and interest in the exclusive glycol remanufacturing process (the “IP”) used by Full Circle in consideration for $2,000,000 provided by the Company.  Furthermore, Acquisition Sub #4 licensed the IP to Mr. Ioia, and Mr. Ioia sub-licensed the IP to Full Circle, for the purpose of executing the M&D Agreement described above.

As additional consideration to Mr. Ioia, the Company issued 3,000,000 unregistered shares of the Company’s Common Stock, par value $0.0001, valued at $0.50 per share. The Company entered into an Escrow Agreement with Mr. Ioia by which an escrow agent will hold 1,000,000 of those shares in escrow for one year to secure performance of the Full Circle Transaction.

As previously reported by the Company on a Form 8-K filed with the Commission on January 22, 2013, on January 15, 2013, the Company’s Board of Directors elected Mr. Ioia to be a director of the Company.

Acquisition of Evergreen Recycling, Inc.

As previously reported by the Company on a Form 8-K filed with the Commission on January 4, 2013, on December 31, 2012, the Company acquired Evergreen Recycling Co., Inc., an Indiana corporation (“Evergreen”), pursuant to an Asset Purchase Agreement, dated December 31, 2012 (the “Evergreen Agreement”), by and among the Company, Evergreen, Mr. Thomas Shiveley, the selling principal of Evergreen (the “Evergreen Selling Principal”), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #2”).

Evergreen operates a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen’s personal property (personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $258,000, consisting of a $59,304 cash payment, 377,372 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the Evergreen Agreement), and assumption of Evergreen’s outstanding debt in an amount of $10,010.

Industry Overview

Background on Glycol

Glycols are man-made liquid chemicals derived from crude oil and natural gas—a non-renewable and limited natural resource.   Glycols are used as a base chemical component in five primary industries: (1) Automotive; (2) Heating, Ventilation, and Air Conditioning (“HVAC”); (3) Textiles, (4) Airline, and (5) Medical.

1.	Automotive – Glycols are used as antifreeze in vehicles and other equipment with a combustion engine.
2.	HVAC - Glycols are in the heat transfer fluids used to warm and cool buildings.
3.	Textiles – Glycols are used as a raw material in the manufacturing of polyester fiber and plastics (e.g. water bottles).
4.	Airline – Glycols are used in aircraft deicing fluid to avoid accumulation of moisture on aircraft wings.
5.	Medical – Glycols are used for equipment sterilization in the medical industry.

During use in these industries, glycol becomes contaminated with impurities.  Impurities in waste glycol vary depending on the industry source, with each waste stream containing different amounts of water, glycols, dirt, metals, and oils.  Most waste glycol is landfilled, sent to waste water treatment, released to surface water, or disposed of improperly, wasting an important natural resource and causing a negative effect on our environment.  Because of rapid biodegradability of glycol, the U.S. Environmental Protection Agency (“EPA”) allows disposal by “release to surface waters." However, when glycols break down in water they deplete oxygen levels, which kill fish and other aquatic life.  The immediate effect of exposure to ethylene glycol can mean death for humans, animals, birds, fish, and plants.

There are different types of glycol, including propylene glycol and ethylene glycol.  The GlyEco TechnologyTM focuses generally on ethylene glycol but can be modified to work with any type of glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol.  Glycols are also used in other applications such as paints and coatings, but these uses do not produce waste glycol, thus are not relevant to our business.

Glycol Market

World-wide consumption for ethylene glycol is approximately 5.5 billion gallons per year, with an expected growth rate of 6% over the next five years.  China and the United States are the largest consumers of ethylene glycol, consuming 45% and 14% of world demand respectively.  While the growth rate has slowed, demand continues to exceed supply for ethylene glycol, largely because of growth in polyester manufacturing used to make clothing, plastic containers, and plastic beverage bottles.1

Despite the negative effects waste glycol can have on people and the environment, the majority is disposed of rather than recycled.  The EPA estimates that only 12% of waste antifreeze is recycled, equaling around 25 to 30 million gallons recycled per year (EPA; WEBA Corporation).

Glycol Recycling

Companies began recycling waste glycol in the 1980s.  Material technological advances and market acceptance of recycled glycol did not occur until the 1990s, but recyclers rarely processed any other type of glycol than waste automotive antifreeze.  To this day, recyclers still generally focus on automotive antifreeze, as waste glycol from the other industries have unique impurities and are challenging to process.  There are approximately 25-30 independent glycol recyclers in the United States.  The most common methods of glycol recycling include distillation, nanofiltration, and electrodialysis.

Glycol Recycling Standards

The American Society for Testing and Materials (“ASTM”), Original Equipment Manufacturers (“OEM”), and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol.  ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products.  ASTM sets both performance standards (e.g. specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards.  One standard, ASTM E1177, provides specifications on the purity level of glycol.  ASTM has subdivided its ASTM E1177 glycol specification into two levels, Type I and Type II.  Type I specifications are met by virgin glycol.  Recycled glycol can also meet the Type I standard, but no competing recyclers meet this standard.  Meeting the Type I standard is important, as it determines what price customers are willing to buy the recycled product for.  Customers in the polyester manufacturing industries generally require a product that is equivalent or exceeds Type I standards, as do Original Equipment Manufacturers (“OEMs”) like General Motors.  Type II was established to define a product with more impurities than those in a Type I product.  Glycols that are Type II can only be used in a limited number of applications (i.e. automotive antifreeze) and only certain customers are willing to purchase Type II glycol (e.g. Jiffy Lube).  Only a few ethylene glycol recycling companies currently meet Type II requirements, and none meet Type I requirements on a commercial scale.

1 AFPM 13: China to Underpin Growth in Global MEG Market, ICIS News, ICIS Chemical Business, March 25, 2013.

Glycol Pricing2

Glycol is a commodity, and prices vary based upon supply, demand, and feedstock costs.  On the supply side, there are a few companies that control the majority of virgin glycol production worldwide (e.g. MEGlobal, SABIC, and Formosa Group).  These producers establish the market pricing of glycol with their sales to large polyester companies (e.g. Indorama, Sinopec, DAK Americas, and M&G Group) and antifreeze blenders (E.g. Old World, Prestone, and Valvoline).  Large producers affect market pricing with short- and long-term supply and capacity.  For example, month to month fluctuation in pricing often derives from planned and unplanned temporary shutdowns of refineries for maintenance and repair.  Upstream feedstock costs, including the price of crude oil and natural gas, also have some influence on the price of glycol.  On the demand side, the automotive antifreeze and polyester industries are the major drivers of downstream demand.  Generally, the demand for glycol is highest in the months leading up to winter for use in automotive antifreeze and in the months leading up to summer for use in plastic bottles for water and other drinks.

Over the last nine years, the average sales price for virgin ethylene glycol shipped by truck or rail was $4.69/gallon.  Over the last two years, the average sales price was $5.30/gallon.  In January and February of 2013, the price hovered around $5.30 per gallon.  While demand for glycol often tapers in April and May due to decreased need in the antifreeze market, prices may stay higher than normal as supply is currently tight due to heavy maintenance and temporary shutdowns of multiple production facilities.

Glycerine – A Potential Substitute for Glycol

Antifreeze producers continue to evaluate base fluids other than ethylene glycol (or propylene glycol).  The primary candidate is glycerine.  Glycerine is becoming more available since it is a by-product of bio-diesel fuel production, which is growing rapidly in the United States.  Glycerine has properties similar to those of ethylene glycol when it is diluted with water, as in antifreeze.  Glycerine is being evaluated in blends of 10.0% to 20.0% with ethylene glycol and as a total replacement for ethylene glycol.  Recently, ASTM finalized specifications on glycerin-based antifreeze, but adoption of the new base fluid has been limited.  Major changes would have to be made in the industry for glycerin to make a major dent in the use of glycol.  For example, pure glycerine starts to solidify at 62.6°F. 96.0% glycerine (the minimum concentration of which is used in antifreeze concentrate currently) begins to solidify at 46.4°F, versus about 0°F for ethylene glycol based antifreeze concentrate.  To obtain the same freeze protection (-34°F) as 50/50 service strength ethylene glycol-based antifreeze, 60.0% glycerin would be required.  Because glycerine from bio-diesel plants must be refined prior to use in antifreeze, since it must be used at higher ratios with water to obtain the same freeze protection as ethylene glycol-based antifreeze, and since glycerine would have to be shipped in a more dilute form than ethylene glycol-based antifreeze concentrate to avoid freezing at common winter temperatures, the actual cost advantages of glycerine over ethylene glycol is still being determined.  In any event, we believe that the Type I facility could be modified to recycle glycerine-based antifreeze.  We will continue to monitor the evaluation of glycerine as a base fluid for antifreeze.  Although we do not view glycerine as a significant threat to the achievement of our financial projections, we could make changes to the Type I facility as necessary.

Competitors

We face competition both in the recycling and virgin glycol sectors.

The glycol recycling industry is very fragmented with approximately 25-30 independent recyclers spread across the United States.  While there are a few recyclers that collect waste glycol from a multi-state area, no recycling company currently operates more than one recycling facility. Each company operates in its own region and most companies are either still owned by the original entrepreneur that founded the company or glycol recycling is only a small part of a larger chemical operation.  These companies often use what we consider unsophisticated technologies and outdated equipment with limited capacity and poor quality control processes.  Consequently, we believe that most operations (1) produce substandard products, (2) cannot be trusted to produce consistent batches of recycled product, and (3) do not have the capacity to provide product to major buyers.  The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze because the quality does not meet the standards of many buyers and certain industries as a whole.  These glycol recycling competitors actively seek to purchase waste glycol from local, regional, and national collectors, competition which can increase the price to obtain such waste.

Other competitors include virgin glycol manufacturers (e.g. MEGlobal and SABIC), antifreeze producers (e.g. Prestone and Old World), and waste collectors (e.g. Safety Kleen).  While these competitors have a large footprint and access to resources, they have not traditionally focused on glycol and we believe that they do not have the recycling technology to produce high quality products–such that we receive waste glycol from some of these companies.

2 Pricing information in this section comes from ICIS Chemical Business and is based upon shipment of mono-ethylene glycol by rail or truck.

While there is a possibility of competitors (both from existing Type II glycol recyclers and from new entrants into the glycol recycling industry) producing Type I glycol at commercial volumes, there are several barriers to entry.  Potential competitors entering the Type I market would first need to develop technology which produces comparable quality recycled material without violating any of our intellectual property. Industry experts are not aware of any such systems currently in development. This solved, potential competitors would need to purchase or build sufficient facilities to service the North American territory. Finally, potential competitors would need to establish or build relationships with target customers to obtain waste glycol material in large volumes.  While these challenges are not insurmountable, we believe they would take significant time to overcome.

Competitive Strengths

We believe our business possesses the following competitive strengths which position us to serve our customers, grow our revenues and profits, and maintain a competitive edge over other companies in our sector:

Multiple Recycling Facilities.  Because we are the only glycol recycling company with multiple recycling facilities, we have seen an increase in national and regional waste collectors providing us with feedstock due to the convenience of working with a publically-traded company that has a large operating footprint and conveniently-located disposal centers.  We believe that we will continue to increase our feedstock and offtake customers due to this large footprint.  We also believe that multiple facilities will elevate our logistics and decrease transportation and personnel costs.

Proprietary Technology.  We believe that our GlyEco TechnologyTM will increase feedstock volume and offtake sales prices.  Because many of our waste glycol customers are concerned with cradle to grave products liability, we believe that our technology will give them greater incentive to dispose of their material with a company that handles the waste responsibly and will recycle it into a quality product.  Because our technology can recycle the material into ASTM E1177 Type I material, we believe this will allow us to charge a premium for our recycled product, similar to refinery-grade pricing.

Diversified Feedstock Supply Network.  We obtain our waste glycol supply through a combination of direct collection activities and aggregation from third-party collectors.  We believe our balanced direct and indirect approach to obtaining waste is highly advantageous, maximizing total supply and minimizing infrastructure.  We collect waste glycol directly from over 1,300 generator—including oil change service stations, automotive and heavy equipment repair shops, and brokers— which reduces our reliance on any single supplier.  We also receive waste glycol from five or six large waste collectors, which allows us to benefit from large volumes of waste without the infrastructure needed to support collection and customer service management.

Relationships with Customers.  All of the companies that we acquired have established and personal relationships with their feedstock and offtake customers, having provided a high level of product and customer service to their clients for up to fifteen years.  Because all general managers have continued with the Company and have a vested interest in the Company succeeding, we believe our relationships with these parties will be strong and could lead to expanded feedstock supply through customer referral and brand recognition in the local community.

Experienced Management Team.  We are led by a management team with expertise in glycol recycling, waste management, finance, and operations.  Each member of our executive management team has more than 15 years of industry experience, and have executed plans similar to GlyEco’s plan moving forward—including retrofitting processing facilities, consolidating industries through mergers and acquisitions, and expanding glycol recycling businesses through organic growth.  Each plant manager has over 13 years of experience in the glycol recycling business.  We believe the strength of our management team will help our success in the marketplace.

Strategy

Our strategy is to continue to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad.  The principal elements of our business strategy are to:

Integrate and Increase Profits.  We intend to fully integrate and implement best practices across all aspects of our operating facilities, including financial, staffing, technology, products, packaging, and compliance.  Our customers and partners require high levels of regulatory and environmental compliance, which we intent to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance.  We intend to implement new accounting, invoicing, and logistics management systems.  We intend to implement the full GlyEcoTM brand via marketing initiatives and product packaging.  We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

Expand Feedstock Supply Volume.  We intend to expand our feedstock supply volume by growing our relationships with direct waste generators and indirect waste collectors.  We plan to increase the volume we collect from direct waste generators in the following ways: stress segregation from other liquid wastes and a focus on waste glycol recovery to our existing customers; attract new waste generator customers by displacing incumbent waste collector through product quality and customer service value propositions; and attract new waste generators in territories that we do not currently serve.  We plan to increase the volume we collect from indirect waste collectors by implementing specific sales programs and increasing personnel dedicated to sales generation.

Complete Retrofit and Upgrade at the New Jersey Facility.  We intend to upgrade and expand the New Jersey Facility to produce commercial volumes of Type 1 material.  While the facility continues to operate in its previous state, we are currently in the process of fully implementing the GlyEco TechnologyTM—consisting of a $2 million investment in equipment and build-out services to upgrade and expand the facility.

Pursue Selective Strategic Relationships or Acquisitions.  In addition to the current acquisition targets that we have come to agreement with, we intend to grow our market share by consolidating feedstock supply through partnering with waste collection companies or acquiring other glycol recycling companies.  We plan to focus on partnerships and acquisitions that not only add revenue and profitability to our financials but those that have long-term growth potential and fit with the overall goals of the Company.

Enter International Markets.  We intend to move our operations and technology into international markets in the next twelve to eighteen months.  We have developed several relationships in markets where we believe glycol recycling is an underserved market, including Europe, Asia, Mexico, and South America.  We believe that moving into international markets will further establish the Company as a leader in glycol recycling and will add profits to the bottom line.

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

We spent ten years on research and development, independent market validation, and financial analysis to determine the most advantageous business position for expanding what we believe to be groundbreaking technologies.  The result is our breakthrough patent pending processing system, GlyEco TechnologyTM. Our inventive technology removes challenging pollutants, including esters, organic acids, high dissolved solids and high undissolved solids. Our technology also has the added benefit of clearing oil/hydrocarbons, additives and dyes which are typically found in used engine coolants. Our quality assurance and control programs, which includes independent lab testing seeks to ensure consistently high quality, ASTM standard compliant recycled material.

We have done extensive in-house testing of our technology, which indicates that our recycled glycol meets the standard of Type I, virgin ethylene glycol.  We have processed approximately 350,000 gallons that were tested by an independent lab and met the Type I standard.  The next step is to implement the GlyEco TechnologyTM at the New Jersey Facility to produce Type I glycol in commercial quantities.

            Our GlyEco Technology™ uses a tri-phase recycling process to remove all oil, hydrocarbons, dissolved solids, undissolved solids, color, and smell:

(1)
Pre-Treatment - As waste glycol arrives, a sample is tested to determine the types and levels of impurities to be removed.  Pre-treatment is custom scaled to each batch of material and consists of a unique chemical precipitation that removes sulfates and esters.  Testing and pretreatment maximize efficiency and save overall processing costs, allowing cleaner material to be fed into primary treatment.

(2)	Primary Treatment – Our primary treatment uses vacuum distillation.
(3)
Post Treatment - Our proprietary post-treatment systems remove any remaining impurities in an innovative and proprietary application of ion exchange resins, removing the last traces of chlorides, sulfates, esters, glycolates, and formates.  ASTM has established maximum allowable concentrations of chlorides and sulfates for automotive antifreeze grade recycled materials.  Standards for maximum allowable levels of esters, glycolates, and formates are in development.  We believe our GlyEco Technology™ will remove contaminants to meet future standards.  Finally, the materials that we recycle pass through our Global Recycling Quality Assurance Program, which includes in-house and independent lab purity testing. After successfully completing this testing, the recycled materials will be considered GlyEco Certified® recycled glycol and will be staged for delivery to our customers.

Suppliers

We conduct business with a number of waste glycol generators, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste.  We collect waste glycol directly from over 1,300 businesses, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol.  We also receive waste glycol from five to ten waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste.  At our 50/50 antifreeze processing facilities, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors.  We normally collect waste glycol from waste generators in volumes between 50 to 100 gallons.  We also receive waste glycol in 5,000 gallon tanker trucks from waste collectors. Our glycol concentrate facilities generally receive their material from waste collectors, brokers, glycol manufacturers, and other larger waste sources; these facilities receive the waste material by rail in 20,000 gallon loads or by truck in 5,000 gallon loads.  Depending on the type of waste glycol and the chemical composition of that glycol, we can be paid by the generators to take the material, take it for free, or pay for the material.  The New Jersey Facility and West Virginia Facility both receive material from one feedstock source.  A loss of either source could have a significant effect on the overall revenues and profits of the Company.  We plan to expand our feedstock sources at all facilities as we increase capacity and storage.

Customers

We sell to a variety of customers including automotive garages, vehicle fleet operations, antifreeze blenders, the U.S. government, and others.  Our 50/50 antifreeze facilities most often sell their recycled product back to their feedstock suppliers—including oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, and vehicle fleet operations—in volumes of 50 to 100 gallons per order.  However, they also sell material in volumes of 1,000 to 5,000 gallons per order to distributors who resell normally into the automotive industry.  Our 50/50 antifreeze facilities agree with their customers to a fixed pricing below virgin-pricing.  Generally, we do not have offtake contracts with our customers.  Pricing at our 50/50 facilities will change from time to time based upon market conditions.  Our concentrate facilities mainly sell to antifreeze blenders, military or government, and distributors in volumes of 5,000 to 20,000 gallons per order.  We normally sell this based on the spot price market for virgin glycol.

Seasonality

Our business is affected by seasonal factors, mainly the demand for automotive antifreeze and plastic bottles, which can affect our sales volume and the price point.  Because the demand for automotive antifreeze is highest in winter months, our 50/50 antifreeze facilities often see an influx in sales during the first and fourth quarters.  Generally, our 50/50 antifreeze facilities have slower second and third quarters, but this trend is not absolute and will depend on the climate in that facility’s region and how quickly the business is growing.  Our concentrate glycol facilities can be affected not only by the volume collected and sold in colder months but also by the spot and contract pricing of virgin glycol (i.e. what MEGlobal and SABIC are selling glycol for in domestic and international markets).  Generally, the demand for glycol across all five industries is highest in the months leading up to winter for the use in automotive antifreeze and in the months leading up to summer for the use in plastic bottles used for water and other drinks.  Because the finished products at our concentrate facilities are normally based upon the spot market, the pricing can be influenced by seasonal demand for antifreeze and plastic bottles.  However, there are many other variables that can affect the pricing of glycol, including supply being affected by refinery shutdowns and other upstream conditions.

National and International Regulation

Although glycol can be considered a hazardous material, there are generally no federal rules or regulations governing its characterization, transportation, packaging, processing, or disposal (e.g. handling). Any regulations that address such activities occur at either the state and/or county level and vary significantly from region to region.  For example, while a majority of states do not regulate the resale of recycled glycol in any manner, a few states regulate the quality of recycled glycol that can be resold in the market as antifreeze by requiring that all branded recycled antifreeze be tested and approved by the respective state’s department of agriculture before resale can occur.

Regarding the handling of waste glycol, most states have little to no regulation specifically regarding the handling of waste glycol. Instead, the handling of waste glycol is typically regulated under state-level hazardous waste and solid waste regulations. Waste glycol is not automatically characterized as a hazardous waste by the states, but it can be considered hazardous if the waste material is tested and contains a certain amount of contaminants, such as lead.  For example, the State of Indiana published guidance explaining that used antifreeze is not a “listed” hazardous waste, but it can be identified as a hazardous waste if it is contaminated from use or mixture with other wastes.  Importantly, a handful of states grant an exception to handlers of waste glycol allowing them to not have to test their waste material if its destination is a recycling facility. This is a notable exception that allows the glycol recycling industry to function without significant barriers. For example, the State of Minnesota does not require used antifreeze destined for recycling to be evaluated. Additionally, some states exempt the handling of waste glycol from the application of state-level hazardous waste regulations if the waste material is recycled according to certain best management practices (BMPs) identified by the states. BMPs often relate to the labeling and storage of waste glycol and to proper recordkeeping. For example, the State of Florida exempts used antifreeze generated by vehicle repair facilities from the application of the state’s hazardous waste regulations if it is recycled according to the BMPs outlined by the state. The handling of waste glycol is also often regulated by state-level solid waste regulations, as such regulations typically define “solid waste” to include spent liquids. However, similar to state-level hazardous waste regulations, an exception generally applies that exempts the handling of waste glycol from the application of state-level solid waste regulations if the waste glycol is being recycled and therefore does not pose a threat to public health or the environment.

A few states require a license or permit to process waste glycol.  The cost of such licenses and permits to process waste glycol can vary from less than one hundred dollars to a few thousand dollars. Recyclers are often left with hazardous metals or chemicals as a byproduct of their process, for which they pay a nominal fee to register with the state and/or county as a hazardous waste generator and pay for the waste to be incinerated or disposed of in some other environmentally friendly way.  In addition to taking the necessary precautions and maintaining the required permits/licenses, glycol recyclers generally take out environmental liability insurance policies to mitigate any risks associated with the handling of waste glycol.  We do everything within our power to make sure that all permits, licenses, and insurance policies are in place to mitigate any risks stemming from the actions of our employees or third parties.

Internationally, the regulation of waste glycol varies from country to country. Some countries have strong regulations, meaning they specifically identify waste glycol as a hazardous waste that requires particular handling (i.e. transportation, collection, processing, packaging, resale, and disposal). Other countries have weak regulations, meaning they do not specifically identify waste glycol as a hazardous waste that requires particular handling, allowing producers of waste glycol to dispose of the waste in ways that harm the environment. Europe and Canada have strong regulations. Aside from the United States, Canada, and Europe, the remainder of the world generally has weak regulations. Despite strong regulations in certain parts of the world, we believe the United States is the only market with an established glycol recycling industry. Strong regulations are favorable for glycol recyclers because it causes waste generators to track their waste—resulting in more waste glycol supply for recyclers, and therefore potentially lower raw material prices.

Intellectual Property

On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Offices claiming priority to the provisional patent application that we filed in August of 2012.  We maintain and use several service marks including “GlyEcoTM”, “Innovative Green Chemistry®”, “GlyEco Certified®”, and “GlyEco TechnologyTM”.  In addition, we have developed  a website and have registered www.glyeco.com as our domain name, which contains information we do not desire to incorporate by reference herein.

Employees

We have 17 full-time employees, including John Lorenz, the Chief Executive Officer.  Of the 17 employees, four are drivers and thirteen are executive, sales, and administrative staff.  In addition to the employees, we use5 consultants on a monthly basis and engage other consultants on a project basis.  We believe our relationship with all employees and consultants are good.

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

Risks Related to Our Business and Financial Condition

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses. Our acquisitions require substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

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

■	difficulty in incorporating acquired technology and rights into our products and technology;

■	potential difficulties in completing projects associated with in-process research and development;

■	unanticipated expenses and delays in completing acquired development projects and technology integration;

■	management of geographically remote business units both in the United States and internationally;

■	impairment of relationships with partners and customers;

■	assumption of unknown material liabilities of acquired companies;

■	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

■	entering markets or types of businesses in which we have limited experience;

■	compliance with government regulations across multiple geographic locations and among various regulatory bodies; and

■	potential loss of key employees of the acquired business.

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

Going Concern. At December 31, 2012, we had $1,153,941 in cash on hand, and we do not currently have enough capital to sustain our operations for the next 12 months.  In their audit report included in this Annual Report, our auditors have expressed their substantial doubt as to the Company’s ability to continue as a going concern.  As of December 31, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations.

We may need to obtain additional funding to continue to implement our business strategy.  If we are unable to obtain additional funding, our business operations may be harmed, and if we do obtain additional financing, then existing stockholders may suffer substantial dilution.   We may require additional funds to sustain our operations and institute our business plan.   We anticipate incurring monthly operating expenses, which includes compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $130,000 per month, for an indefinite period of time.  Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders and may adversely affect the market price of our Common Stock.

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

If we cannot protect our intellectual property rights, our business and competitive position will be harmed.  Our success depends, in large part, on our ability to obtain and enforce our patent, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. We anticipate being able to protect our proprietary rights from unauthorized use by third parties to the extent that such rights are covered by a valid and enforceable patent.  On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Offices claiming priority to the provisional patent application that we filed in August of 2012 (the “Patent”).  Our potential patent position involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty.  Moreover, if a patent is awarded, our competitors may infringe upon our  patent or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patent or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

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

Our business plan and our growth rely on being able to procure significant waste glycol.  To meet our volume growth target of 6.5 million gallons in the first full year of operations, we must acquire approximately nine to ten million gallons of waste glycol (at an average ethylene glycol concentration of 65.0% to 70.0%).  Although we believe that waste glycol in excess of the quantities that we will need to support our growth will be available, we cannot be certain that we will be able to obtain such quantities.  Any failure to obtain such quantities could have a material adverse effect on our business, prospects, or financial results.

Disruptions in the supply of feedstock could have an adverse effect on our business. We depend on the continuing availability of raw materials, including feedstock, to remain in production.  A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our facilities.  Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.  For example, there are enough competitors vying for waste antifreeze from the automotive industry that supply can be difficult to find at times.  Similar supply and feedstock cost issues have been seen in the waste lube oil market.

Operation of the New Jersey Facility and the implementation of the GlyEco Technology™ at the New Jersey Facility are dependent upon the Manufacturing and Distribution Agreement entered into with Full Circle Manufacturing Group, Inc. The New Jersey Facility is operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), pursuant to the terms of a Manufacturing and Distribution Agreement entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company. Our operation of the New Jersey Facility and the implementation of the GlyEco Technology™ at the New Jersey Facility are dependent upon this agreement remaining in effect. The agreement is subject to termination by Full Circle should we materially breach any of its terms.

The New Jersey Facility and West Virginia Facility both currently receive material from only one feedstock source. A loss of either feedstock source could have a significant effect on the overall revenues and profits of the Company. A loss may occur due to a variety of reasons, including competition and reorganization. To reduce this risk, we continuously explore other relationships with direct waste generators and indirect waste collectors to expand our feedstock supply.

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

Failure to obtain and/or maintain all necessary licenses and permits may significantly affect our profitability. The regulation of our industry varies from state to state. Some states require that a license or permit be obtained in order to process waste glycol. Failure to obtain and/or maintain such permits may significantly affect our profitably and could also expose us to material liabilities.

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

We expect to grow through acquisitions, which would either dilute ownership of our existing stockholders or increase interest expense.  In connection with future acquisitions, we may issue a substantial number of shares of our Common Stock as transaction consideration and also may incur significant debt to finance the cash consideration used for acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions

Our efforts to grow through acquisitions may be affected by a decrease in qualified targets and an increase of cost to acquire.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified.  Also, competition for acquisition targets may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.

We can provide no assurance that the implementation of our GlyEco Technology™ at the New Jersey Facility will go as planned. The implementation of the technology is subject to those inherent risks associated with any construction project. If our GlyEco Technology™ fails to produce glycol at the quality levels projected by our Company, we may not benefit from any competitive advantage over our competitors.

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

We may not be able to manage our growth.  We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities our management to, among other things, maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following factors could present difficulties to us: lack of sufficient executive-level personnel to the facility level, increased administrative burden, lead times associated with acquiring additional equipment; availability of suitable acquisition candidates and of additional capacity of trucks, rail cars, and processing equipment; and the ability to provide focused service attention to our customers.

We are dependent on third parties for the manufacturing of our equipment.  We do not manufacture our equipment. Accordingly, we rely on a number of third party suppliers to manufacture equipment. The supply of third party equipment could be interrupted or halted by operational problems of such suppliers or a significant decline in their financial condition. If we are not able to obtain equipment, we may not be able to compete successfully for new business, complete existing engagements profitably, or retain our existing customers. Additionally, if we are provided with defective equipment, we may be subject to reputational damage or product liability claims which may negatively impact our reputation, financial condition, and results of operations.

We do not have a binding agreement with the West Virginia Facility.  We continue to process glycol in the same manner as under the prior agreement at the West Virginia Facility.  If we and the West Virginia Facility cannot agree to specifications, delivery terms, scheduling, and pricing that are commercially reasonable to both parties, we may not be able to continue processing glycol at the West Virginia Facility. If the processing arrangement is terminated with the owner of the West Virginia Facility, we believe there are other facilities where we could divert that waste glycol stream to.    However, we can provide no assurance that we would not experience delays (or complete cessation) or our ability to process glycol until we can enter into new arrangements with another facility, if at all.  Any delay or cessation of our ability to process glycol would have an adverse effect on our ability to produce revenue.

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

We have limited control over the prices that we charge for our products.  The prices of glycol in 2011 and 2012 were higher than the average sales price over the last eight or nine years.  The primary force driving those high prices was a tight world-wide supply/demand balance and a shortage of supply/capacity in the United States.  We expect that new plants throughout the world may be opened in the next few years for virgin glycol production.  We expect that these new plants will return supply/demand to a reasonable balance.  Accordingly, we expect that the prices that we will be able to charge for our products will decline over time, which could reduce our revenues and adversely affect our profitability.  Additionally, if our products gain acceptance and attract the attention of competitors, we may experience pressure to decrease the prices we charge for our products, which could adversely affect our revenue and our gross margin.  If we are unable to offer our products at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth will slow, our margins may shrink, and our business and financial results will suffer.

Due to the rising cost of ethylene glycol, antifreeze producers are offering base fluids other than ethylene glycol.  The primary competing base fluid is glycerin.  Glycerin is becoming more available in the market because it is a by-product of bio-diesel fuel production, which is growing rapidly in the United States.  Companies such as Cummins produce and market a glycerin-based antifreeze.  Glycerin has properties similar to those of ethylene glycol when it is diluted with water, as in antifreeze. Major changes would have to be made in the industry if it were to shift to an all glycerin base fluid.  If such other base fluids, like glycerin, become accepted in the marketplace, competition could increase, demand could fall, and our prices could be adversely affected.  Accordingly, if such a situation occurs, our revenue growth will slow, our margins will shrink, and our business and financial results will suffer.

If the use of our recycled glycol harms people or equipment, we could be subject to costly and damaging product liability claims.   We could face costly and damaging claims arising from applicable laws governing our products and operations.  Because our industry is highly regulated, if our products do not comply with regulatory requirements, we may be exposed to product liability risk.  Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation.  Moreover, we may not have access to liability insurance or be able to maintain the insurance on acceptable terms.

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

Our Preliminary Agreement to acquire Enviro-Cool may not be enforceable.  The Enviro-Cool Preliminary Agreement is intended to be a binding obligation on the parties, but the parties intend to enter into a more comprehensive definitive asset purchase agreement. There can be no assurance that the Enviro-Cool Preliminary Agreement will be sufficiently definite to be enforceable or that a further more comprehensive definitive purchase agreement will be completed.  If the transaction evidenced by the Enviro-Cool Preliminary Agreement is not consummated as planned, this may have a negative impact on our business plan and our stock price.

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

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations. Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other similarly situated companies in our industry. If we are unable to obtain adequate or required insurance coverage in the future, or if such insurance is not available at affordable rates, we could be in violation of permit conditions or the other requirements of environmental laws, rules, and regulations under which we operate. Such violations could render us unable to continue our operations. These events could result in an inability to operate certain assets and significantly impair our financial condition.

Our insurance policies do not cover all losses, costs, or liabilities that we may experience. We maintain insurance coverage, but these policies do not cover all of our potential losses, costs, or liabilities. We could suffer losses for uninsurable or uninsured risks, or in amounts in excess of our existing insurance coverage, which would significantly affect our financial performance. Our insurance policies also have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business would be materially and adversely affected.

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

In addition, our operating results and financial condition could be negatively affected if, as a result of economic conditions, either:

■	the demand for, and prices of, our products, licenses, or services are reduced as a result of actions by our competitors or otherwise; or

■	our financial counterparts or other contractual counterparties are unable to, or do not, meet their contractual commitments to us.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.`

Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.  We currently operate in the northern, mid-western, and eastern United States. These areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice, or rain, our customers may curtail their operations or we may be unable to move our trucks to provide services, thereby reducing demand for, or our ability to provide services and generate revenues. The regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods, and tornadoes. Future natural disasters or inclement weather conditions could severely disrupt the normal operation of our, or our customers’, business and have a material adverse effect on our financial condition and results of operations.

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

There is no active market for our Common Stock. One may never develop or if developed, be sustained and you could lose your investment in our Common Stock. Currently, our Common Stock is quoted on the OTCQBunder the symbol “GLYE.” Our Common Stock currently trades with little to no volume. There can be no assurance that any trading market will ever develop or be maintained on the OTCQB. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market.  The market price of our common stock may also fluctuate significantly in response to the following factors, some which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	increased competition;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions;

•	additions or departures of key personnel; and

•	the number of shares in our public float.

The trading price of our common stock on OTCQB since our reverse merger has ranged from a high of $2.99 on April 30, 2012, to a low of $0.955 on April 11, 2013. The last reported price of our common stock on the OTCQB on April 11, 2013 was $0.955.

In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we become a non-accelerated filer, the independent registered public accounting firm auditing our financial statements would be required to attest to the efficacy of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2013, at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. To date, we do not believe that we have obtained the necessary expertise to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and we may not have the resources to obtain expertise or to ensure compliance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our principal executive office at 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044.  Our telephone number at that office is (866) 960-1539. We also lease a small office space located at 10429 South 51st Street, Suite 275, Phoenix, AZ 85044 for legal and accounting purposes.  The monthly rent for this office space is $1,344.  The lease term expires on January 31, 2014.

Acquisition Sub #1 leases approximately 2,038 square feet of warehouse space located at 1050 33rd Avenue S.E., Minneapolis, MN 55414. The current lease expires on April 30, 2013; however, a month-to-month term commencing on May 1, 2013, has been agreed to with nearly the same terms as the current lease. The monthly rent for this location is currently $1,719.  The monthly rent will increase to $1,771 beginning on May 1, 2013.

Acquisition Sub #2 leases an approximately 20,000 square foot building and 10,000 square feet of land located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly rent for this location is currently $3,200. The monthly rent will steadily increase until the term of the lease expires on December 31, 2017.

Acquisition Sub #4 leases approximately 174,000 square feet of land, and a fifty percent portion of the building located thereon, at 534 South Front Street, Elizabeth, NJ 07202.  The monthly rent for this location is $30,000.  The lease term expires on December 31, 2017.

Acquisition Sub #5 leases 6,000 square feet of a building located at 230 Gill Way, Rock Hill, SC 29730, together with a 518 square foot second floor office space and 651 square feet of outside area. The monthly rent for this location is currently $2,500. The monthly rent will steadily increase until the term of the lease expires on October 28, 2017.

Acquisition Sub #6 leases 3,600 square feet of flex space in a building located at 46991 Mindy Street, Tea, SD 57064. The monthly rent for this location is $2,100. The lease term expires on December 31, 2017.

We believe our existing facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High ($)	Low ($)

2011
1st Quarter	$0.06	$0.043
2nd Quarter	$0.10	$0.06
3rd Quart	$0.101	$0.10
4th Quarter	$1.25	$0.10

2012
1st Quarter	$1.89	$1.01
2nd Quarter	$2.81	$1.26
3rd Quarter	$2.30	$1.76
4th Quarter	$1.90	$1.20

As of April 11, 2013, the closing sale price for our Common Stock as reported on the OTC Bulletin Board system was $0.955.  As of April 11, 2013, there were approximately 1,022 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Option Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	355,000	0.50	6,145,000

Equity compensation plans not approved by security holders:

None	0	0	0
Total	7,002,606	$0.60	6,240,000

 Third Amended and Restated 2007 Stock Incentive Plan

The Company assumed the Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”) from Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), upon the consummation of a reverse triangular merger between the Company, Global Recycling, and GRT Acquisition, Inc., a Nevada corporation, on November 28, 2011.

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2012, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

Under the 2007 Stock Plan, Eligible Persons may be granted: (a) stock options (“Options”), which may be designated as Non-Qualified Stock Options (“NQSOs”) or Incentive Stock Options (“ISOs”); (b) stock appreciation rights (“SARs”); (c) restricted stock awards (“Restricted Stock”); (d) performance share awards (“Performance Awards”); or (e) other forms of stock-based incentive awards.

The 2007 Stock Plan will remain in full force and effect through May 30, 2017, unless earlier terminated by our Board of Directors.  After the 2007 Stock Plan is terminated, no future awards may be granted under the 2007 Stock Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions.

A more comprehensive description of the 2007 Stock Plan is included in Item 11. Executive Compensation of this Annual Report and is included by reference herein.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). By written consent in lieu of a meeting, dated March 14, 2012, Stockholders of the Company owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the then 23,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.  Also by written consent in lieu of a meeting, dated July 27, 2012, Stockholders of the Company owning an aggregate of 12,676,202 shares of Common Stock (representing approximately 51.8% of the then 24,451,991 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 3,000,000 shares.

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of December 31, 2012, we have issued options to purchase an aggregate of 355,000 shares of our Common Stock originally reserved under the 2012 Plan.

The 2012 Plan includes a variety of forms of awards, including (a) ISOs (b) NQSOs (c) SARs (d) Restricted Stock, (e) Performance Awards, and (e) other forms of stock-based incentive awards to allow the Company to adapt its incentive compensation program to meet its needs.

The 2012 Plan will terminate on February 23, 2022, unless sooner terminated by our Board of Directors. After the 2012 Plan is terminated, no future awards may be granted under the 2012 Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions and the 2012 Plan’s terms and conditions.

A more comprehensive description of the 2012 Plan is included in Item 11. Executive Compensation of this Annual Report and is included by reference herein.

Recent Sales of Unregistered Securities

Below describes the unregistered securities issued by the Company within the period covered by this Annual Report.

On January 4, 2012, the Company issued an aggregate of 543,750 shares of Common Stock to the selling principals of Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Recycool Agreement”), by and among the Company, Recycool, the selling principals of Recycool (the “Recycool Selling Principals”), and GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #1”), in consideration for the business, properties and substantially of the assets of Recycool. The shares of Common Stock issued pursuant to the Recycool Agreement are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

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

On March 30, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $250,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 9, 2012, the Company issued an aggregate of 300,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $300,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 27, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to one investor at a price of $1.00 per share (an aggregate purchase price of $250,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On August 3, 2012, the Company issued an aggregate of 200,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $100,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 28, 2012, the Company issued an aggregate of 600,000 shares of Common Stock to three investors at a price of $0.50 per share (an aggregate purchase price of $300,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 4, 2012, the Company issued an aggregate of 400,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $200,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 12, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $25,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 17, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $25,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 28, 2012, the Company issued an aggregate of 80,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $40,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 5, 2012, the Company issued an aggregate of 440,000 shares of Common Stock to two investors at a price of $0.50 per share (an aggregate purchase price of $220,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 9, 2012, the Company issued an aggregate of 250,000 shares of Common Stock to five investors at a price of $0.50 per share (an aggregate purchase price of $125,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 10, 2012, the Company issued an aggregate of 50,000 shares of Common Stock to one investor at a price of $0.50 per share (an aggregate purchase price of $25,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 16, 2012, the Company issued an aggregate of 360,000 shares of Common Stock to three investors at a price of $0.50 per share (an aggregate purchase price of $180,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 19, 2012, the Company issued an aggregate of 2,600,000 shares of Common Stock to fifteen investors at a price of $0.50 per share (an aggregate purchase price of $1,300,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 29, 2012, the Company issued an aggregate of 361,200 shares of Common Stock to the selling principal of Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “ARI Agreement”), by and among the Company, ARI, the selling principal of ARI (the “ARI Selling Principal”), and GlyEco Acquisition Corp #6, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #6”), in consideration for all of the glycol-related assets of ARI. The shares of Common Stock issued pursuant to the ARI Agreement are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

On October 29, 2012, the Company issued an aggregate of 275,000 shares of Common Stock to the selling principal of Renew Resources, LLC, a South Carolina limited liability company (“Renew Resources”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “Renew Resources Agreement”), by and among the Company, Renew Resources, the selling principal of Renew Resources (the “Renew Resources Selling Principal”), and GlyEco Acquisition Corp #5, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #5”), in consideration for all of the glycol-related assets of Renew Resources. The shares of Common Stock issued pursuant to the Renew Resources Agreement are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

On December 10, 2012, the Company issued an aggregate of 2,190,000 shares of Common Stock to eleven investors at a price of $0.50 per share (an aggregate purchase price of $1,095,000). The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On December 10, 2012, the Company issued an aggregate of 3,000,000 shares of Common Stock to the sole shareholder of Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), pursuant to a transaction (the “Full Circle Transaction”) by and among the Company, GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4”), Full Circle, and Joseph A. Ioia, sole shareholder of Full Circle (“Mr. Ioia”), in consideration for the worldwide right, title, and interest in the exclusive glycol remanufacturing process used by Full Circle and in exchange for the production of remanufactured glycol by Full Circle for the exclusive benefit of Acquisition Sub #4.  The shares of Common Stock issued pursuant to the Full Circle Transaction are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2012, and December 31, 2011, with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

We are a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets.  Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five types of waste glycol into a virgin-quality product usable for any glycol application.  We are dedicated to conserving natural resources, limiting cradle to grave liability for waste generators, safeguarding the environment, and creating valuable green products.

We currently operate at six facilities in the United States, with a combined recycling capacity over 7 million gallons per year.  The facilities are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Elizabeth, New Jersey (the “New Jersey Facility), (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Newell, West Virginia (the “West Virginia Facility”).  Our facilities in New Jersey and West Virginia are glycol concentrate facilities that receive shipments of waste glycol by third-party rail or truck carriers and recycle the waste glycol into a concentrate glycol.  Normally, the waste glycol will be 65 to 70 percent glycol before being recycled into a concentrate.  Our facilities in Minnesota, South Carolina, Indiana, and South Dakota are 50/50 antifreeze facilities that employ truck drivers to pick up waste antifreeze from vehicle repair shops and other waste antifreeze producers, transport the material to their recycling facilities, recycle the material into a 50/50 antifreeze, and resell the material often to the same customers that generates waste antifreeze.  The waste glycol is normally between 40 to 48 percent glycol concentration at our 50/50 antifreeze facilities.  At times, we receive material that is unable to be recycled into a reusable product, which is disposed in compliance with the relevant regulations.

During 2013, we plan to integrate and increase the sales of our recent acquisitions while implementing our GlyEco Technology™ at the New Jersey Facility to produce Type I glycol in commercial quantities.  Implementation of the GlyEco TechnologyTM requires a retrofit to the existing New Jersey Facility.  The retrofit costs approximately $2,000,000, and we expect to complete the process in 2013.  Upon completion of the retrofit, we anticipate to ramp up our volumes and plan to run a processing capacity run rate of 10 million gallons per year at the New Jersey Facility.  We plan to upgrade, expand, and implement the GlyEco TechnologyTM at the other facilities as feedstock sources and volumes expand.

The New Jersey Facility is operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), per the terms of a Manufacturing and Distribution Agreement (the “M&D Agreement”) entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4). Once implemented, Full Circle will operate the GlyEco Technology™ at our instruction to produce Type 1 glycol for our sole benefit (see Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility above).

In addition to integrating our recent acquisitions and implementing our GlyEco Technology™ at the New Jersey Facility, we continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.  In the United States, we have entered into a preliminary agreement to acquire a company in Norcross, Georgia (see below), a definitive asset purchase agreement with a company in Lakeland, Florida (see below), and we are in ongoing discussions with a number of other companies to acquire their glycol recycling businesses.  Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™. in Europe, China, Southeast Asia, Mexico, and South America.

Strategy

Our strategy is to continue to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad.  The principal elements of our business strategy are to:

Integrate and Increase Profits.  We intend to fully integrate and implement best practices across all aspects of our operating facilities, including financial, staffing, technology, products and packaging, and compliance.  Our customers and partners require high levels of regulatory and environmental compliance, which we intent to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance.  We intend to implement new accounting, invoicing, and logistics management systems.  We intend to implement the full GlyEcoTM brand via marketing initiatives and product packaging.  We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

Expand Feedstock Supply Volume.  We intend to expand our feedstock supply volume by growing our relationships with direct waste generators and indirect waste collectors.  We plan to increase the volume we collect from direct waste generators in the following ways: stress segregation from other liquid wastes and a focus on waste glycol recovery to our existing customers; attract new waste generator customers by displacing incumbent waste collector through product quality and customer service value propositions; and attract new waste generators in territories that we do not currently serve.  We plan to increase the volume we collect from indirect waste collectors by implementing specific sales programs and increasing personnel dedicated to sales generation.

Complete Retrofit and Upgrade at the New Jersey Facility.  We intend to upgrade and expand the New Jersey Facility to produce commercial volumes of Type 1 material.  While the facility continues to operate in its previous state, we are currently in the process of fully implementing the GlyEco TechnologyTM—consisting of a $2 million investment in equipment and build-out services to upgrade and expand the facility.

Pursue Selective Strategic Relationships or Acquisitions.  In addition to the current acquisition targets that we have come to agreement with, we intend to grow our market share by consolidating feedstock supply through partnering with waste collection companies or acquiring other glycol recycling companies.  We plan to focus on partnerships and acquisitions that not only add revenue and profitability to our financials but those that have long-term growth potential and fit with the overall goals of the Company.

Enter International Markets.  We intend to move our operations and technology into international markets in the next twelve to eighteen months.  We have developed several relationships in markets where we believe glycol recycling is an underserved market, including Europe, Asia, Mexico, and South America.  We believe that moving into international markets will further establish the Company as a leader in glycol recycling and will add profits to the bottom line.

Results of Operations

Fiscal Year ended December 31, 2012 to Fiscal Year Ended December 31, 2011

Net Sales

For the fiscal year ended December 31, 2012, Net Sales were $1,266,295, compared to $824,289 for the year ended December 31, 2011, an increase of $442,006 or 53.6%.  The increase in Net Sales was due to a price increase for the material processed at our facility in West Virginia as well as the associated net sales from the acquisitions of Recycool, Renew Resources and ARI.  Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s newly acquired wholly-owned subsidiaries: Recycool, Renew Resources and ARI.

Cost of Goods Sold

For the fiscal year ended December 31, 2012, our Costs of Good Sold increased to $1,021,332 from $663,689 for the fiscal year ended December 31, 2011, representing an increase of $357,643, or approximately 53.9%.  The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Recycool, Renew Resources and ARI, the disposal of waste glycol that could not be processed in the third quarter of 2011, as well as an increase in processing costs at the facility in West Virginia. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

For the fiscal year ended December 31, 2012, we realized a gross profit of $244,963, compared to $160,600 for the year ended December 31, 2011, a positive increase of $84,363 or  52.5%.  The increase in Gross Profit was primarily due to the acquisitions of Recycool, Renew, Resources and ARI.  Our Gross Profit Margin for the fiscal year ended December 31, 2012 was approximately 19%, compared to approximately 19% for the fiscal year ended December 31, 2011.

Operating Expenses

For the year ended December 31, 2012, operating expenses increased to $1,930,439 from $587,635 for the year ended December 31, 2011, representing an increase of $1,342,804, or approximately 228.5%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses. The increase is primarily due to a reduction in Legal and Professional Fees as a result of a credit from a service provider in the third quarter of 2011.  The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $623,949 for the fiscal year ended December 31, 2012 from $406,790 for the fiscal year ended December 31, 2011, representing an increase of $217,159, or approximately 53.4%.  The increase is primarily attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $467,023 for the year ended December 31, 2012 from $0 for the year ended December 31, 2011, representing an increase of $467,023, or 100%.  The increase is due to the addition of John Lorenz, CEO, as an employee, three consultants who became employees, and the hiring of a Senior Engineer and a Legal Analyst.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $124,660 for the year ended December 31, 2012 from $0 for the year ended December 31, 2011, representing an increase of $124,660, or 100%.  Share-Based Compensation is valued according the Black-Scholes Merton (“BSM”) option-pricing model. The increase is due to the fact that options issued in 2011 while the Company was privately held were assigned a value of $0 by the BSM.  No options were issued in 2011 after the reverse merger by which the Company became a public entity.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services.  For the fiscal year ended December 31, 2012, Legal and Professional Fees increased to $300,674 from $39,629 for the fiscal year ended December 31, 2011, representing an increase of $261,045 or approximately 658.7%.  The increase is primarily due to a reduction in Legal and Professional Fees as a result of a credit from a service provider in the third quarter of 2011.  The increase is also attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the fiscal year ended December 31, 2012, G&A Expenses increased to $414,133 from $141,216 for the fiscal year ended December 31, 2011, representing an increase of $272,917, or approximately 193.3%.  This increase is primarily due to the acquisitions of our subsidiaries, Recycool, Renew Resources and ARI, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the fiscal year ended December 31, 2012, Other Income and Expenses increased to $184,354 from $165,136 for the fiscal year ended December 31, 2011, representing an increase of $19,218, or approximately 11.6%.  Other Income and Expenses consist of Interest Income, Interest Expense and Gain on the Disposition of Assets.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the fiscal year ended December 31, 2012 increased to $1,206 from $375 for the fiscal year ended December 31, 2011, representing an increase of $831 or approximately 221.3%.  The increase was due to larger cash holdings in a money market account.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As stated under “Liquidity & Capital Resources” below, 97% of the Company's outstanding indebtedness consists of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”), subject to the Company’s Second Forbearance Agreement due on March 31, 2012 (discussed below). For the fiscal year ended December 31, 2012, Interest Expense increased to $185,561 from $149,601 for the fiscal year ended December 31, 2011, representing an increase of $4,050 or approximately 2.2%.  There was no substantive change in the interest expense.

Gain on Fixed Assets consists of gains on the sale of equipment that had been previously impaired. For the year ended December 31, 2012 the Gain on Fixed Assets decreased to $0 from $16,000 for the year ended December 31, 2011, representing a decrease of 100%. In the third quarter of 2011, the Company sold equipment that had been previously impaired and assessed to have no value.

Liquidity & Capital Resources; Going Concern

As of December 31, 2012, we had $1,342,173 in current assets, consisting of $1,153,941 in cash, $116,963 in accounts receivable, $12,550 in prepaid expenses, and $58,719 in inventories. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. We have acquired four glycol recycling businesses, and are in discussions with five other companies to acquire their glycol recycling businesses.

We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

As of and for the years ended December 31, 2012 and 2011, our auditors have expressed substantial doubt that the Company will continue as a going concern.

The table below sets forth certain information about the Company’s liquidity and capital resources for the fiscal years ended December 30, 2012 and 2011:

	For the Fiscal Year Ended
	December 31, 2012	December 31, 2011
Net cash (used in) operating activities	$(1,769,669)	$(479,122)
Net cash (used in) investing activities	$(2,057,781)	$-
Net cash provided by financing activities	$4,404,264	$1,051,145
Net increase (decrease) in cash and cash equivalents	$576,814	$572,024
Cash - beginning of period	$577,127	$5,103
Cash - end of period	$1,153,941	$577,127

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the fiscal year ended December 31, 2012, the Company raised $4,404,264 from private sales of its securities.

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

On April 3, 2012, GlyEco entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Frenkel. The terms of the Conversion Agreement extend the maturity date for the Frenkel Convertible Note to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by Mr. Frenkel.  The Conversion Agreement further states that Mr. Frenkel will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred and seventy thousand dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred  stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

On February 15, 2013, the Company satisfied the terms of the Note Conversion Agreement (the "Conversion Agreement"), which provided that the note held by Leonid Frenkel (the “Frenkel Convertible Note”) would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,612 shares of Preferred Stock at a price of $0.50 per share

Private Financings

On January 4, 2012, the Company sold an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants in consideration for $50,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On January 17, 2012, the Company sold an aggregate of 30,000 shares of Common Stock to two investors in consideration for $15,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On February 3, 2012, the Company sold an aggregate of 20,000 shares of Common Stock to a current unaccredited investor in consideration for $10,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On March 30, 2012, the Company sold an aggregate of 250,000 shares of Common Stock to one investor in consideration for $250,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On April 9, 2012, the Company sold an aggregate of 300,000 shares of Common Stock to one investor in consideration for $300,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On April 27, 2012, the Company sold an aggregate of 250,000 shares of Common Stock to one investor in consideration for $250,000 ($1.00 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On April 30, 2012, the Company sold an aggregate of 100,000 shares of Common Stock for the exercise of 100,000 warrants in consideration for $50,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On August 3, 2012, the Company sold an aggregate of 200,000 shares of Common Stock to one investor in consideration for $100,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On August 28, 2012, the Company sold an aggregate of 600,000 shares of Common Stock to three investors in consideration for $300,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 4, 2012, the Company sold an aggregate of 400,000 shares of Common Stock to one investor in consideration for $200,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 12, 2012, the Company sold an aggregate of 50,000 shares of Common Stock to one investor in consideration for $25,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 17, 2012, the Company sold an aggregate of 50,000 shares of Common Stock to one investor in consideration for $25,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 28, 2012, the Company sold an aggregate of 80,000 shares of Common Stock to one investor in consideration for $40,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On October 5, 2012, the Company sold an aggregate of 440,000 shares of Common Stock to two investors in consideration for $220,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On October 9, 2012, the Company sold an aggregate of 250,000 shares of Common Stock to five investors in consideration for $125,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On October 10, 2012, the Company sold an aggregate of 50,000 shares of Common Stock to one investor in consideration for $25,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On October 16, 2012, the Company sold an aggregate of 360,000 shares of Common Stock to three investors in consideration for $180,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On October 19, 2012, the Company sold an aggregate of 2,600,000 shares of Common Stock to fifteen investors in consideration for $1,300,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On December 10, 2012, the Company sold an aggregate of 2,190,000 shares of Common Stock to eleven investors in consideration for $1,095,000 ($0.50 per share of Common Stock) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Off-balance Sheet Arrangements

None

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2012 and 2011.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012.

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

Inventory

Inventories are reported at the lower of cost or market. The cost of feedstocks and additives and is determined on a the first-in, first-out (“FIFO”) basis. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and a note payable convertible into 940,000 shares of the Company’s voting common stock and 2,292,924 in Series AA preferred stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.  The Company did not engage in any transaction involving derivative instruments.

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

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets - Trade Names, Intellectual Property and Goodwill

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

Recently Issued Accounting Pronouncements

As of and for the year ended December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. Forward-looking statements are included, for example, in discussions regarding the manufactured housing industry and market, economic conditions and consumer confidence, our financial performance and operating results, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.

All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2012 and 2011.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
GlyEco, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of GlyEco, Inc., a Nevada corporation, as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlyEco, Inc. as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources and other factors to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plan to address these matters is disclosed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jorgensen & Co.
Jorgensen & Co.
(a registered public accounting firm)

April 15, 2013
Lehi, UT

GLYECO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
For the years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011

ASSETS
Current Assets
Cash	$1,153,941	$577,127
Accounts receivable, net	116,963	35,098
Prepaid expenses	12,550	-
Inventories	58,719	-
Total current assets	$1,342,173	$612,225

Equipment
Equipment	756,047	-
Accumulated depreciation	(70,641)	-
Total equipment, net	685,406	-

Other assets
Goodwill	159,484	-
Other intangible assets	3,500,000	-
Total other assets	3,659,484	-

Total assets	$5,687,063	$612,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$184,134	$212,749
Due to related parties	470,443	568,603
Interest payable	616,462	431,692
Convertible note payable	1,000,000	1,000,000
Total liabilities	2,271,039	2,213,044

Stockholders’ deficit

Preferred stock: 10,000,000 shares authorized; $0.0001 par value; none issued as of December 31, 2012 and 2011, respectively	-	-
Common stock: 300,000,000 shares authorized, $0.0001 par value; 36,149,991 and 22,858,235 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3,615	2,286
Additional paid-in capital	12,413,761	5,772,924
Options and warrants outstanding	351,855	107,347
Accumulated deficit	(9,353,207)	(7,483,376)
Total stockholders' equity (deficit)	3,416,024	(1,600,819)

Total liabilities and shareholders' equity	$5,687,063	$612,225

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011

Net sales	$1,266,295	$824,289
Cost of goods sold	1,021,332	663,689
Gross profit	244,963	160,600

Operating expenses
Consulting fees	623,949	406,790
Salaries and wages	467,023	-
Share-based compensation	124,660	-
Legal and professional fees	300,674	39,629
General and administrative	414,133	141,216
Total operating expenses	1,930,439	587,635

Loss from operations	(1,685,476)	(427,035)

Other (income) and expenses
Interest income	(1,206)	(375)
Interest expense	185,561	181,511
Gain on the disposition of assets	-	(16,000)
Total other income and expenses	184,355	165,136

Loss before provision for income taxes	(1,869,831)	(592,171)

Provision for income taxes	-	-

Net loss	$(1,869,831)	$(592,171)

Primary and fully diluted loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	26,402,477	11,036,552

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2012 and 2011

	Common shares	Par Value	Additional Paid-in Capital	Options and Warrants	Accumulated Deficit	Totals
Balance – December 31, 2010	11,036,552	$2,759	$4,721,305	$82,447	$(6,891,205)	$(2,084,694)

Common shares issued for cash	1,787,000	178	1,050,768			1,050,946

Warrants and options exercised	400		200			200

Warrants issued for forbearance agreement				24,900		24,900

Adjustment - par value at time of merger	10,034,283	(651)	651			-

Net loss for the year					(592,171)	(592,171)

Balance – December 31, 2011	22,858,235	$2,286	$5,772,924	$107,347	$(7,483,376)	$(1,600,819)

Common shares issued for acquisition	1,171,750	117	857,633			857,750

Common shares issued for intellectual property	3,000,000	300	1,499,700			1,500,000

Common shares for cash	8,920,000	892	4,303,372			4,304,264

Options for compensation				124,660		124,660

Options for deferred compensation			(199,848)	199,848

Warrants and options exercised	200,000	20	99,980			100,000

Net loss for the year					(1,869,831)	(1,869,831)

Balance – December 31, 2012	36,149,991	$3,615	$12,413,761	$351,855	$(9,353,207)	$3,416,024

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012		2011
Net cash flows from operating activities
Net loss		$(1,869,831)	$(592,171)
Adjustments to reconcile net loss to net cash used by operating activities
Options granted for services		124,660	24,900
Depreciation		70,641	-
(Increase) decrease in assets:
Accounts receivable, net		(81,865)	19,300
Prepaid expenses		(12,550)
Inventories		(58,719)
Increase (decrease) in liabilities:
Accounts payable		(28,615)	(162,868)
Related party payable		(98,160)	77,802
Accrued interest		184,770	153,915

Net cash used by operating activities		(1,769,669)	(479,122)

Investing activities
Purchase of equipment		(57,781)
Purchase of intangible assets		(2,000,000)

Net cash used in investing activities		(2,057,781)	-

Financing activities
Proceeds from the sale of common stock		4,404,264	1,051,146

Net cash provided by financing activities		4,404,264	1,051,146

Increase (decrease) in cash for year		576,814	572,024

Cash at the beginning of the year		577,127	5,103

Cash at end of year		$1,153,941	577,127

Supplemental disclosure of cash flow information
Interest paid during year		$792	$-
Taxes paid during year	$		$-

Supplemental disclosure of non-cash items
Common Stock issued for goodwill		137,984
Common Stock issued for intellectual property		1,500,000
Common Stock issued for other intangible assets		21,500
Common Stock issued for property, plant and equipment		698,266

See accompanying notes to the financial statements.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2012 and 2011.

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc, and its wholly-owned subsidiaries. All intercompany accounting transactions have been eliminated.  The subsidiaries include: GlyEco Acquisition Corp #1 (“Acquisition Sub #1); GlyEco Acquisition Corp #2 (“Acquisition Sub #2); GlyEco Acquisition Corp #3 (“Acquisition Sub #3); GlyEco Acquisition Corp #4 (“Acquisition Sub #4); GlyEco Acquisition Corp #5 (“Acquisition Sub #5); and GlyEco Acquisition Corp #6 (“Acquisition Sub #6).

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Going Concern

The consolidated financial statements as of and for the two years ended December 31, 2012 have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2012, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

As of December 31, 2012, the Company maintained cash balances in a non-interest bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012.

Revenue Recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Cost of Goods Sold

Cost of goods sold includes the cost paid for any products sold, including any costs for freight. Shipping costs passed to the customer, are netted against freight expenses, reducing cost of goods sold, are not considered material to the financial statement presentation.

Inventory

Inventories are reported at the lower of cost or market. The cost of feedstocks and additives and is determined on a the first-in, first-out (“FIFO”) basis. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and a note payable convertible into 940,000 shares of the Company’s voting common stock and 2,292,924 in Series AA preferred stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.  The Company did not engage in any transaction involving derivative instruments.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Net Loss per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2012 and 2011 were 26,402,477 and 11,036,552 respectively.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

The following table summarizes activity for allowance for doubtful accounts:

	2012	2011
Beginning balance as of January 1,	$-	-
Bad debt expense	4,892	-
Charge offs, net	-	-
Ending balance as of December 31,	$4,892	-

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets - Trade Names, Intellectual Property and Goodwill

The Company’s intangible assets are not amortized. Management reviews these assets for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their book values. A charge to impairment expense for impairment is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Provision for Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Recently Issued Accounting Pronouncements

As of and for the year ended December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

NOTE 3 – Acquisitions, Goodwill and Intangible Assets

Acquisition of Recycool, Inc.

As previously reported by the Company on a Form 8-K/A filed with the Commission on January 10, 2012, on January 4, 2012, the Company acquired Recycool, Inc., a Minnesota corporation (“Recycool”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Recycool Agreement”), by and among the Company, Recycool, the selling principals of Recycool (collectively, the “Recycool Selling Principals”), and GlyEco Acquisition Corp. #1, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #1”).

Recycool operates a business located in Minneapolis, Minnesota, relating to the processing of used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product, including the collection and distribution businesses relating thereto.

Pursuant to the Recycool Agreement, the Company (through Acquisition Sub #1) acquired the business and all of the glycol-related assets of Recycool, consisting of Recycool’s personal property (equipment, tools, machinery, furniture, supplies, materials and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill and miscellaneous assets, in consideration for an aggregate purchase price of $543,750, consisting entirely of 543,750 unregistered shares of the Company’s Common Stock.

Acquisition of Antifreeze Recycling, Inc.

As previously reported by the Company on a Form 8-K/A filed with the Commission on November 1, 2012, on October 26, 2012, the Company acquired Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “ARI Agreement”), by and among the Company, ARI, Mr. Robert J. Kolhoff, the selling principal of ARI (the “ARI Selling Principal”), and GlyEco Acquisition Corp. #6, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #6”).

ARI operates a business located in Tea, South Dakota, relating to processing used glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the ARI Agreement, the Company (through Acquisition Sub #6) acquired the business and all of the glycol-related assets of ARI, free and clear of any liabilities or encumbrances, consisting of ARI’s personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $450,000, consisting of 361,200 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the ARI Agreement) and satisfaction of ARI’s outstanding debt in an amount of $88,800, which was paid upon the completion of the acquisition.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Acquisition of Renew Resources, LLC

As previously reported by the Company on a Form 8-K/A filed with the Commission on November 2, 2012, on October 26, 2012, the Company acquired Renew Resources, LLC, a South Carolina limited liability company (“Renew Resources”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “Renew Resources Agreement”), by and among the Company, Renew Resources, Mr. Todd M. Bernard, the selling principal of Renew Resources (the “Renew Resources Selling Principal”), and GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #5”).

Renew Resources operates a business located in Rock Hill, South Carolina, involving the collection and recycling of several types of waste material, including waste glycol.  The Renew Resources Agreement concerns Renew Resources’ waste glycol recycling business, relating to the processing of used glycol steams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Renew Resources Agreement, the Company (through Acquisition Sub #5) acquired the business and all of the glycol-related assets of Renew Resources, free and clear of any liabilities or encumbrances, consisting of Renew Resource’s personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $325,000, consisting of a $15,000 cash payment, 275,000 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the Renew Resources Agreement), and satisfaction of Renew Resources’ outstanding debt in an amount of $35,000, which was paid upon the completion of the acquisition.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

As previously reported by the Company on a Form 8-K filed with the Commission on December 13, 2012, on December 10, 2012, the Company and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4”) entered into a transaction (the “Full Circle Transaction”) with Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), and Mr. Joseph Ioia, the sole shareholder of Full Circle (“Mr. Ioia”).

Full Circle operates a business located in Elizabeth, New Jersey, relating to processing recyclable glycol streams and selling glycol as remanufactured product.  It is one of the largest glycol recyclers in North America.

The Full Circle Transaction is comprised of multiple agreements, including a Manufacturing and Distribution Agreement (the “M&D Agreement”) by and between Acquisition Sub #4 and Full Circle, and an Assignment of Intellectual Property (the “IP Assignment”) by and between the Company and Mr. Ioia.

Pursuant to the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business, at Acquisition Sub #4’s direction, using the IP (as defined below) acquired by Acquisition Sub #4, equipment and premises leased by Acquisition Sub #4, and once implemented, the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of Acquisition Sub #4.

Pursuant to the IP Assignment, Mr. Ioia sold to Acquisition Sub #4 the worldwide right, title, and interest in the exclusive glycol remanufacturing process (the “IP”) used by Full Circle in consideration for $2,000,000 provided by the Company.  Furthermore, Acquisition Sub #4 licensed the IP to Mr. Ioia, and Mr. Ioia sub-licensed the IP to Full Circle, for the purpose of executing the M&D Agreement described above.

As additional consideration to Mr. Ioia, the Company issued 3,000,000 unregistered shares of the Company’s Common Stock, par value $0.0001, valued at $0.50 per share. The Company entered into an Escrow Agreement with Mr. Ioia by which an escrow agent will hold 1,000,000 of those shares in escrow for one year to secure performance of the Full Circle Transaction.

Mr. Ioia became a director of the Company on January 15, 2013.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Goodwill and Intangible Assets

December 31	2012	2011
Trade names and trademarks	$10,500	-
Customer lists	11,000	-
Intellectual property	3,500,000	-
Total intangible assets	$3,521,500	-
		-
Goodwill	$159,484	-

NOTE 4 – Accounts Receivable

As of December 31, 2012 and 2011, the Company’s net accounts receivable was $116,963 and $35,098, respectively.

NOTE 5 – Inventory

As of December 31, 2012 and 2011, the Company’s total inventories were $58,719 and $0, respectively.

December 31	2012	2011
Work in process	$31,569	-
Raw materials	18,039	-
Finished goods	9,111	-
Total inventories	$58,719	-

NOTE 6 – Equipment

As of December 31, 2012 and 2011, the equipment is being reflected net of accumulated depreciation as $685,406 and $0, respectively.

December 31	2012	2011
Machinery and equipment	$756,047	-
Buildings and improvements	-	-
Land and improvements	-	-
Construction in process	-	-
Total property, plant and equipment	756,047	-
Accumulated depreciation	(70,641)	-
Property, plant and equipment, net	$685,406	-

NOTE 7 – Major Customers and Suppliers

For the year ended December 31, 2012, one customer accounted for approximately 62% of the Company’s revenues.  In 2011, the same customer accounted for approximately 100% of the Company’s revenues. With the Company’s three acquisitions, it no longer relies on one customer for 100% of its consolidated net revenues.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the convertible note held by Leonid Frenkel (the “Frenkel Convertible Note”) to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred seventy thousand dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.  As of December 31, 2012 this debt, including principal and interest, totaled $1,616,462.

The terms of the Conversion Agreement were satisfied on February 15, 2013.  Further details are provided under Note 14 – Subsequent Events, following the caption “Convertible Note.”

NOTE 9 – Stockholders’ Equity

Preferred Stock

As of December 31, 2012 and 2011, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company's assets.

Common Stock

As of December 31, 2012 and 2011, the Company has 300,000,000, $0.0001 par value shares of common stock authorized. The common shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On October 16, 2012, the Company issued an aggregate of 360,000 shares of Common Stock to three investors at a price of $0.50 per.

On October 19, 2012, the Company issued an aggregate of 2,600,000 shares of Common Stock to fifteen investors at a price of $0.50 per share.

On October 29, 2012, the Company issued an aggregate of 361,200 shares of Common Stock to the selling principal of Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “ARI Agreement”), by and among the Company, ARI, the selling principal of ARI (the “ARI Selling Principal”), and GlyEco Acquisition Corp #6, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #6”), in consideration for all of the glycol-related assets of ARI.

On October 29, 2012, the Company issued an aggregate of 275,000 shares of Common Stock to the selling principal of Renew Resources, LLC, a South Carolina limited liability company (“Renew Resources”), pursuant to an Asset Purchase Agreement, dated October 9, 2012, as amended (the “Renew Resources Agreement”), by and among the Company, Renew Resources, the selling principal of Renew Resources (the “Renew Resources Selling Principal”), and GlyEco Acquisition Corp #5, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #5”), in consideration for all of the glycol-related assets of Renew Resources.

On December 10, 2012, the Company issued an aggregate of 2,190,000 shares of Common Stock to eleven investors at a price of $0.50 per share.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 10, 2012, the Company issued an aggregate of 3,000,000 shares of Common Stock to the sole shareholder of Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), pursuant to a transaction (the “Full Circle Transaction”) by and among the Company, GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #4”), Full Circle, and Joseph A. Ioia, sole shareholder of Full Circle (“Mr. Ioia”), in consideration for the worldwide right, title, and interest in the exclusive glycol remanufacturing process used by Full Circle and in exchange for the production of remanufactured glycol by Full Circle for the exclusive benefit of Acquisition Sub #4.

Share-Based Compensation

As of December 31, 2012 the Company had 6,240,000 common shares reserved for future issuance under the Company’s stock plans.

NOTE 10 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2010	582,600	$2.50
Granted	3,717,606	0.60
Exercised	-	-
Forfeited	-	-
Cancelled	582,600	2.50
Expired	-	-
Outstanding as of December 31, 2011	3,717,606	$0.60

Weighted Average fair value price granted during 2011	3,717,606	$0.60

Outstanding as of December 31, 2011	3,717,606	$0.60
Granted	3,285,000	0.59
Exercised	165,000	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2012	6,837,606	$0.59

Weighted Average fair value price granted during 2012	3,285,000	$0.59

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2010	1,540,653	$1.14
Granted	3,431,124	0.64
Exercised	400	0.50
Forfeited	-	-
Cancelled	560,386	2.50
Expired	-	-
Outstanding as of December 31, 2011	4,410,991	$0.64

Weighted Average fair value price granted during 2011	3,431,124	$0.64

Outstanding as of December 31, 2011	4,410,991	$0.64
Granted	7,946,500	1.00
Exercised	35,000	0.50
Forfeited	-	-
Cancelled	14,933	2.50
Expired	-	-
Outstanding as of December 31, 2012	12,307,558	$0.86

Weighted Average fair value price granted during 2012	7,946,500	$1.00

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

During the year ended, December 31, 2012 the Company incurred stock compensation expense of $124,660.

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

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

For the Year Ended December 31, 2012:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0001	1,000,000	2.5	$0.0001	1,000,000	$0.0001
$0.025	680,000	0.3	$0.025	680,000	$0.025
$0.50	6,360,000	9.0	$0.50	3,975,000	$0.50
$0.625	220,000	0.1	$0.625	220,000	$0.625
$1.00	10,420,230	9.0	$1.00	10,370,230	$1.00
$1.50	300,000	2.5	$1.50	300,000	$1.50
$2.45	100,000	5.0	$2.45	20,000	$2.45
$2.50	64,934	0.5	$2.50	64,934	$2.50
	19,145,164			16,630,164

Third Amended and Restated 2007 Stock Incentive Plan

The Company assumed the Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”) from Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), upon the consummation of a reverse triangular merger between the Company, Global Recycling, and GRT Acquisition, Inc., a Nevada corporation, on November 28, 2011.

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2012, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

Under the 2007 Stock Plan, Eligible Persons may be granted: (a) stock options (“Options”), which may be designated as Non-Qualified Stock Options (“NQSOs”) or Incentive Stock Options (“ISOs”); (b) stock appreciation rights (“SARs”); (c) restricted stock awards (“Restricted Stock”); (d) performance share awards (“Performance Awards”); or (e) other forms of stock-based incentive awards.

The 2007 Stock Plan will remain in full force and effect through May 30, 2017, unless earlier terminated by our Board of Directors.  After the 2007 Stock Plan is terminated, no future awards may be granted under the 2007 Stock Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). By written consent in lieu of a meeting, dated March 14, 2012, Stockholders of the Company owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the then 23,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.  Also by written consent in lieu of a meeting, dated July 27, 2012, Stockholders of the Company owning an aggregate of 12,676,202 shares of Common Stock (representing approximately 51.8% of the then 24,451,991 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 3,000,000 shares.

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of December 31, 2012, we have issued options to purchase an aggregate of 355,000 shares of our Common Stock originally reserved under the 2012 Plan. There remain 6,145,000 shares of Common Stock available for issuance under this plan.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The 2012 Plan includes a variety of forms of awards, including (a) ISOs (b) NQSOs (c) SARs (d) Restricted Stock, (e) Performance Awards, and (e) other forms of stock-based incentive awards to allow the Company to adapt its incentive compensation program to meet its needs.

The 2012 Plan will terminate on February 23, 2022, unless sooner terminated by our Board of Directors. After the 2012 Plan is terminated, no future awards may be granted under the 2012 Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions and the 2012 Plan’s terms and conditions.

NOTE 11 – Related Party Transactions

John Lorenz - CEO

The Chief Executive Officer, Mr. John Lorenz, is the sole owner of a corporation, Barcid Investment Group, that was paid for management consulting services provided to the Company by Mr. Lorenz.  As of February 1, 2012, Mr. Lorenz changed his status from a consultant and became an employee of the Company.

	2012	2011
Beginning balance as of January 1,	$278,800	215,800
Fees earned	12,500	150,000
Fees paid	(72,500)	(87,000)
Ending balance as of December 31,	$211,800	278,800

Janet Carnell Lorenz – Senior Vice President of Marketing and Investor Relations

The Senior Vice President of Marketing and Investor Relations, Mrs. Janet Carnell Lorenz, who is the wife of Mr. Lorenz, is the sole owner of a corporation, CyberSecurity , Inc., that was paid for marketing consulting services provided to the Company by Mrs. Lorenz.

	2012	2011
Beginning balance as of January 1,	$41,000	52,000
Fees earned	77,000	60,500
Fees paid	(118,000)	(71,500)
Ending balance as of December 31,	$-	41,000

Kevin Conner - CFO

The Chief Financial Officer, Mr. Kevin Conner, is a partner in a Limited Liability Partnership, Conner LLP, that as paid for management consulting services provided to the Company by Mr. Conner.

	2012	2011
Beginning balance as of January 1,	$-	-
Fees earned	72,445	-
Fees paid	(55,000)	-
Ending balance as of December 31,	$17,445	-

Richard Fuld – Strategic Operation and Development Consultant

Mr. Fuld is the owner of a corporation, Matrix Advisors, that provided strategic planning consulting services to the Company by Mr. Fuld.

	2012	2011
Beginning balance as of January 1,	$230,000	230,000
Fees earned	-	-
Fees paid		-
Ending balance as of December 31,	$230,000	230,000

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 12 – Income Taxes

As of December 31, 2012 and 2011, the Company had a net operating loss (NOL) carryforward of approximately $6,400,000 and $4,700,000 adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expires in 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established at December 31, 2012 and 2011 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2012	2011
Deferred tax assets	$2,250,000	$1,645,000
Valuation allowance	(2,250,000)	(1,645,000)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $2,250,000 and $1,645,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012:

Federal statutory tax rate	35%
Permanent difference and other	(35)%
Effective tax rate	0%

NOTE 13 – Commitments and Contingencies

Rental Agreements

During the year ended December 31, 2012, the Company rented office space on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,250.  The term of the agreement is for two years with the end date set to January 31, 2014.  The monthly rate under the agreement will change to approximately $1,344 beginning February 1, 2013.

 During the year ended December 31, 2012, Acquisition Sub #1 leased office/warehouse space on a monthly basis under a written rental agreement for $1,719 per month; however, a month-to-month lease has been agreed to and will become effective on May 1, 2013, with a monthly rent amount of $1,771.

During the year ended December 31, 2012, Acquisition Sub #5 leased office/warehouse space on a monthly basis under a written rental agreement for $2,500 per month, with such monthly rent increasingly annually until the lease agreement expires on October 28, 2017.

During the year ended December 31, 2012, Acquisition Sub #6 leased office/warehouse space on a monthly basis under a written rental agreement for $2,100 a month. The lease term expires on December 31, 2017.

For the year ended December 31, 2012 and 2011, rent expense was $44,100 and $7,815, respectively.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Future minimum lease payments due are as follows:

Year Ended December 31
2013	$550,596
2014	484,699
2015	480,484
2016	481,800
2017	476,600
Total minimum lease payments	$2,474,179

NOTE 14 – Concentration of Credit Risk

As of December 31, 2012

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest that was due on December 31, 2013, pursuant to the revised terms of the note, as described in Note 7 – Convertible Note Payable above. The terms of the Conversion Agreement were satisfied on February 15, 2013.  Further details are provided under Note 14 – Subsequent Events, following the caption “Convertible Note.”

As of December 31, 2011

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $1,000,000 on a convertible note plus accrued interest that was due on March 31, 2012, which was in default on December 31, 2011.

The Company’s accounts receivable were owed by one customer.

NOTE 15 – Subsequent Events

Common Stock

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock to the three Selling Principals of Evergreen Recycling Co., Inc., an Indiana corporation (“Evergreen”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Evergreen Agreement”), by and among the Company, Evergreen, the Selling Principals, and GlyEco Acquisition Corp #2, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #2”) in consideration for business, properties and substantially of the assets of Evergreen.

On January 24, 2013, the Company issued an aggregate of 20,132 shares of Common Stock for the cashless exercise of 30,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.52 per share of Common Stock.

On February 15, 2013, the Company issued an aggregate of 2,673,578 shares of Common Stock to forty-two investors at a price of $0.65 per share.

On February 15, 2013, the Company issued an aggregate of 940,000 shares to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two investors in consideration for equipment at a price of $0.65 per share.

On February 27, 2013, the Company issued an aggregate of 36,842 shares of Common Stock to one investor in consideration for equipment at a price of $0.95 per share.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	377,372	$188,686
Common Shares for Equipment	46,842	$41,500
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	2,673,578	$1,737,826
Options Exercised	20,132	$10,066

Preferred Stock

On February 15, 2013, the Company issued an aggregate of 2,342,612 shares of Series AA Preferred Stock to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share. The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

Acquisition of Evergreen Recycling

As previously reported by the Company on a Form 8-K filed with the Commission on January 4, 2013, on December 31, 2012, the Company acquired Evergreen Recycling Co., Inc., an Indiana corporation (“Evergreen”), pursuant to an Asset Purchase Agreement, dated December 31, 2012 (the “Evergreen Agreement”), by and among the Company, Evergreen, Mr. Thomas Shiveley, the selling principal of Evergreen (the “Evergreen Selling Principal”), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #2”).

Evergreen operates a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen’s personal property (personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $258,000, consisting of a $59,304 cash payment, 377,372 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the Evergreen Agreement), and assumption of Evergreen’s outstanding debt in an amount of $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

Effective January 1, 2013, as a part of the Full Circle Transaction discussed above in Item 1, GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company ("Acquisition Sub #4"), entered into a Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals"), whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

Effective January 1, 2013, as a part of the Full Circle Transaction, Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), whereby it agreed to lease Full Circle's equipment for $30,000 a month for a term of five years.  The Company also entered into a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia"), in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company

Convertible Note

On February 15, 2013, the Company satisfied the terms of the Note Conversion Agreement (the "Conversion Agreement"), which provided that the note held by Leonid Frenkel (the “Frenkel Convertible Note”) would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,612 shares of Preferred Stock at a price of $0.50 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1.	Inadequate number of personnel that could accurately and timely record and report the Company’s financial statements in accordance with GAAP;

We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements.

2.	Ineffective controls to ensure that the accounting for complex accounting transactions are recorded in accordance with GAAP financial statements;

Audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition in conformity with U.S. generally accepted accounting principles (GAAP).  Further, we do not believe the material weaknesses identified had an impact on prior financial statements and internal controls.

Remediation

As part of our ongoing remedial efforts, we have and will continue to, among other things:

1.	Expanded our accounting policy and controls organization by recently hiring qualified accounting and finance personnel;

2.	Increase our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure;

3.	Emphasize with management the importance of our internal control structure;

4.	Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 14, 2013, Mr. Conner resigned his position as CFO of the Company in order to allow the Company to retain the services of a full-time CFO based in Phoenix, Arizona.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company hold office for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office.  A summary of the composition of the Company’s directors and executive officers, their ages, positions held, are as follows:

Name	Age	Position	Director Since
John Lorenz	69	Chief Executive Officer, President and Chairman	November 28, 2011
James Flach	66	Director	November 28, 2011
Michael Jaap	57	Director	November 28, 2011
William Miller	49	Director	November 28, 2011
Joseph Ioia	59	Director	January 15, 2013
Alicia Williams	36	Interim Chief Financial Officer, Secretary, Controller and VP of Internal Operations	-
Richard Geib	65	Chief Technical Officer	-

John Lorenz – Chairman and Chief Executive Officer.  Mr. Lorenz served as the Chief Executive Officer, President, and sole director of Global Recycling Technologies from its formation in May 2006 until the reverse triangular merger on November 28, 2011.  Upon the consummation of the merger, Mr. Lorenz replaced Ralph M. Amato as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. Lorenz is experienced in identifying and managing new technologies, financing industry consolidations and acquisitions, and providing initial financing for such ventures.  Mr. Lorenz has served as a founder and management, financial and strategic consultant to a number of emerging, public and private companies. Mr. Lorenz founded Environmental Waste of America, Inc. (“EWA”) in 1986, where he participated in virtually all management aspects of the solid waste industry, including acquisitions and integration.  He served as President, Chief Executive Officer, and a director of EWA between 1986 and 1997 until its merger with Envirofil, Inc., a public company that is now Waste Management, Inc.  In addition, Mr. Lorenz was formerly a founder, director, and Chief Executive Officer of Automotive Services of America. Earlier in his career, Mr. Lorenz worked as a financial, marketing, and political consultant, doing media, market, and public opinion research.  Mr. Lorenz has articles on diachronic survey research, and is an author and editor of the book,  The Political Image Merchants , published in 1971.  Mr. Lorenz is an “inventor” on patents and is a frequent lecturer at Universities in the United States on capital, financial strategies, and equity development.  Mr. Lorenz holds an Adjunct Professorship at Marylhurst University, and is preparing a book for publication in 2014 on financial strategies in challenging economic environments. Mr. Lorenz is an active tri-athlete and regularly competes in triathlons and marathons in the US.  Mr. Lorenz holds an undergraduate degree with honors from the University of Portland, and a master’s degree from the University of Chicago.

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

Joseph Ioia – Director. Mr. Ioia is a leader in the emerging glycol recycling industry. He has a 40-year accomplished background in the petrochemicals and petroleum lubricants industries. Mr. Ioia founded the largest ExxonMobil Distributor in the Metro New York and New Jersey area for the past 25 years. At NY Terminals II, he revamped an aging and underachieving liquid bulk storage terminal into a modern, state-of-the-art facility commonly referred to as the "crown jewel" of the regions privately held terminals. He created and operates a separate transportation business that services both NY Terminals II customers, and clients in the petroleum lubricant and petrochemicals industry.  Mr. Ioia also founded Full Circle Manufacturing, one of the largest and most sophisticated glycol recycling facilities in North America. Under his leadership, the business has grown to over $4.3 Million in estimated revenues for 2012. The company is known for its success in recycling difficult to clean hazardous waste glycols created by the automotive services industry.

Alicia Williams, Esq. – Interim Chief Financial Officer, Secretary, Controller and VP of Internal Operations.  Ms. Williams was designated by the Board of Directors, on January 15, 2013, to serve as the Company’s interim principal financial officer until such time as a permanent chief financial officer is named. Ms. Williams was appointed as Secretary of the Company by the Board of Directors on November 30, 2011. From October 2008 until the date Global Recycling Technologies merged with and into the Company, Ms. Williams served as the Director of Internal Operations of Global Recycling Technologies.   Upon the consummation of the merger of Global Recycling Technologies with and into the Company, Ms. Williams became the Controller and VP of Internal Operations of the Company. From August 2004 until she joined the Company, Ms. Williams was a full-time law student and/or part-time law clerk.  From March 2000 to August 2004, Ms. Williams served as a Senior Systems Analyst/Data Lead at Intel Corporation in Chandler, Arizona. Ms. Williams holds a law degree (J.D.) from the University of Southern California Gould School of Law in Los Angeles, California (December 2007) and a Bachelor of Science in Management Information Systems & Accounting (December 2009). Ms. Williams was admitted to practice law in the state of Arizona (2008).

Richard Geib – Chief Technical Officer.  Mr. Geib was appointed as the Chief Technical Officer of the Company upon the consummation of the merger. Mr. Geib served as Global Recycling Technologies’ Director of Technology and Development from July 2007 until the merger. Since 2002 through current, Mr. Geib has served as the President of WEBA, which develops advanced additive packages for antifreeze and heat transfer fluid and used glycol treatment processes, including re-distillation and recovery technology.  Under Mr. Geib’s direction, WEBA launched its additive sales into Canada and Mexico.  From 1998 through 2002, Mr. Geib served as President of Additives Inc., a former chemical division of Silco Distributing Co., where he developed new products, added many domestic customers, began industry trade show participation, became chairman of ASTM Coolants Committee, and established a laboratory, customer service, production, and sales department.  From 1994 to 1998, Mr. Geib served as the Manager of the Chemical Division of Silco Distributing Company, where he developed and grew his division, developed products, designed a production plant, negotiated contracts for outside production, wrote marketing and technical literature, developed and implemented a sales program, arranged freight, and managed cash flow.  From 1990 to 1994, Mr. Geib served as the President of Chemical Sales Company.  From 1969 through 1989, Mr. Geib held several positions with Monsanto Company, including, Director of Sales, Detergents and Phosphates Division; Director, Process Chemicals, Europe/Africa Monsanto’s Europe/Africa Headquarters, Brussels, Belgium; Strategic and Financial Planning Director, Process Chemicals Division; Business Manager for Maleic Anhydride, Chlor-Alkali, Phosphate Esters, Fumaric Acid, etc.; Plant Manager Monsanto’s W.G. Krummrich Plant; Operations Superintendent Monsanto’s W.G. Krummrich Plant; Production Supervisor for the 4-Nitrodiphenylamine Chlorine and Caustic Soda/Potash plants; and Design and Plant Engineer World Headquarters.

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

Significant Employees

Todd L. Smith – Senior VP Sales, Mergers & Acquisitions.  From 1995 to 2008, Mr. Smith served as President of Northeast Environmental Services, Inc. (“NES”), located in Cumberland, Rhode Island.  NES specialized in the recycling of used engine coolants, and the distribution of recycled automotive antifreezes, as well as various other collection and disposal services offered to the customer base.  Mr. Smith was responsible for all aspects of the NES operations, and by 2007, NES had gone from its infancy to achieving $5,000,000 in gross revenues.  Mr. Smith supervised the daily operations, research and development, and finances of NES.  Additionally, Mr. Smith was directly involved in the development of a sales force that led to a customer base of over 3,000 clients, maintaining account relations and retention, and the expansion of NES from a 100 mile radius to the entire Northeastern United States.  In 2000 and 2003, Mr. Smith was nominated for the Small Business Association Entrepreneur of the Year Award.

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

Family Relationships

John Lorenz and Janet Carnell Lorenz are married.  No other family relationship exists  that is reportable under Item 401(d) of Regulation S-K.

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

During the last completed fiscal year, the following reports required by Section 16(a) were not timely filed with the Securities and Exchange Commission:

•	A Form 4 was not timely filed by Janet Carnell Lorenz to report that 200 shares of Common Stock were acquired by Ms. Lorenz on May 2, 2012.

•	A Form 4 was not timely filed by John Lorenz to report that 200 shares of Common Stock were acquired by Mr. Lorenz on May 2, 2012.

•	A Form 4 was not timely filed by Richard Geib to report that 100,000 warrants with right to buy were acquired on May 3, 2012.

•	A Form 4 was not timely filed by Janet Carnell Lorenz to report that 200 shares of Common Stock were acquired by Ms. Lorenz on May 22, 2012.

•	A Form 4 was not timely filed by John Lorenz to report that 200 shares of Common Stock were acquired by Mr. Lorenz on May 22, 2012.

•	A Form 4 was not timely filed by Janet Carnell Lorenz to report that 50 shares of Common Stock were acquired by Ms. Lorenz on May 31, 2012.

•	A Form 4 was not timely filed by John Lorenz to report that 50 shares of Common Stock were acquired by Mr. Lorenz on May 31, 2012.

•
A Form 4 was not timely filed by Kevin Conner to report that 50,000 options with right to buy were granted to Mr. Conner on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•	A Form 4 was not timely filed by Jim Flach to report that 50,000 options with right to buy were granted to Mr. Flach on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•
A Form 4 was not timely filed by Michael Jaap to report that 150,000 options with right to buy were granted to Mr. Jaap on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•
A Form 4 was not timely filed by Janet Carnell Lorenz to report that 800,000 options with right to buy were granted to Ms. Lorenz on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•
A Form 4 was not timely filed by John Lorenz to report that 800,000 options with right to buy were granted to Mr. Lorenz on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•
A Form 4 was not timely filed by William J. Miller to report that 350,000 options with right to buy were granted to Mr. Miller on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

•
A Form 4 was not timely filed by Alicia Williams to report that 355,000 options with right to buy were granted to Ms. Williams on December 5, 2012, under the Company’s Third Amended 2007 Stock Incentive Plan.

Employment / Consulting Agreements

Conner LLP - On September 23, 2011, Global Recycling entered into a Consulting Agreement with Conner LLP (“Conner”). The Company assumed the Consulting Agreement upon the consummation of the Merger on November 28, 2011. The term of the Consulting Agreement was from September 23, 2011 until November 15, 2012, unless earlier terminated by either party pursuant to the Consulting Agreement. Pursuant to the Consulting Agreement, Kevin J. Conner held the position of Chief Financial Officer and with the assistance of the professionals of Conner, LLP oversaw the financial issues and reporting requirements for the Company.  Conner’s duties included, but were not limited to the following: (i) assist management of the Company (post‐merger) in the financial due diligence on future potential mergers and acquisitions, (ii) assist management of the Company in drafting the Form 10‐Qs and related financial statements (post‐merger and acceptance of the 8‐K by the SEC) through the quarterly period ending September 30, 2012, (iii) assist management of the Company and its SEC legal counsel in drafting the Form 10‐K and related financial statements as of and for the year ending December 31, 2011, (iv) assist management of the Company in its post‐merger period to integrate its financial reporting systems.

In consideration of the services provided by Conner, the Company issued to Kevin J. Conner, a  Partner of Conner LLP stock options to purchase 75,000 shares of the common stock of the Company at an exercise price of $0.50 per share for 75 hours of work prior to December 31, 2011.  The options were granted from the Company’s 2007 Stock Plan.  Of the 75,000 shares, 55% vested immediately, with the remaining to vest at a rate of 15% per year for the next three years, commencing October 25, 2012.  In addition, Conner will be paid $5,000 per month for 20 hours of work, beginning after the first round of financing is obtained, or December 31, 2011, whichever is earlier, until November 15, 2012. If the number of hours exceeded on a monthly, non-cumulative basis, an agreed upon hourly rate will be charged.

On January 14, 2013, Mr. Conner resigned his position as CFO of the Company in order to allow the Company to retain the services of a full-time CFO based in Phoenix, Arizona.  On that same date, the Company entered into a Consulting Agreement with Conner, LLP to retain the services of Kevin Conner as a management consultant to the Company. Mr. Conner’s duties include, but are not limited to the following; (i) financial due diligence on future potential mergers and acquisitions (ii) assist management of the Company in evaluating equity and debt financing and structuring, (iii) review of GAAP and Tax differences and closing issues, (iv) review and guidance on SEC filings, and (v) assist management in the evaluation of uplisting to the NASDAQ/Amex.

Compensation under the agreement consists of (i) the balance of the 22,500 unvested options that were granted to Mr. Conner in November 2011 will continue to vest in accordance with the Company’s 2007 Plan, (ii) 50,000 options will be granted to Mr.  Conner at the time this agreement is executed subject to the provisions in the Company’s 2007 Plan, and (iii) $1,000 per month for five hours of consulting time commencing on 25 January  2013 and will continue monthly for one year with additional time compensated on an hourly basis of $225.

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

Code of Ethics

On January 20, 2012, our Board of Directors adopted a Code of Ethics. A copy of the Code of Ethics has been incorporated by reference as Exhibit 14.1 to this Form 10-K and has been posted on the Company’s website, www.glyeco.com. The Company shall provide to any person, without charge, a copy of the Company’s Code of Ethics upon written request to Alicia Williams, the Company’s Secretary and VP of Internal Operations, at the Company’s executive offices.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John Lorenz, President and CEO (PEO)	2012	$137,500	$-	$-		$18,068	(1)	$-	$-	$13,000	(2)	$168,568
	2011	$-	-	--	(3)	-		-	-	$150,000	(4)	$150,000
Kevin Conner, CFO (PFO)	2012	-	-	-		2,008	(5)	-	-	$72,245	(6)	$74,253

(1)	The estimated value of the options issued to Mr. John Lorenz is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2012.”
(2)
Consisted of consulting service fees paid to Mr. Lorenz by the Company.  Mr. Lorenz provided management consulting services to the Company through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. Neither Barcid nor Mr. Lorenz has a formal written consulting agreement with the Company.  Mr. Lorenz, by and through Barcid, is paid on a monthly basis and earned $12,500 for consulting services rendered to the Company in January  of 2012.  Mr. Lorenz became an employee of the Company in February of 2012. In addition, Mr. Lorenz was paid $500 for compensation for being a Director. Barcid was paid $73,000 for consulting services in 2012, and was owed $211,400 at December 31, 2012.  The beginning balance due to Mr. Lorenz, through Barcid, on January 1, 2011 was $278,602.

(3)
The estimated value of warrants issued to Barcid Investment Group, a corporation solely owned by Mr. Lorenz, is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2011.”

(4)
Consisted of consulting service fees paid to Mr. Lorenz by Global Recycling Technologies.  Mr. Lorenz provided management consulting services to Global Recycling Technologies through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. Neither Barcid nor Mr. Lorenz has a formal written consulting agreement with the Company or Global Recycling Technologies.  Mr. Lorenz, by and through Barcid, is paid on a monthly basis and earned $150,000 for consulting services rendered to the Company and Global Recycling Technologies in 2011.  Barcid was paid $87,000 for consulting services in 2011, and was owed $278,602 at December 31, 2011.  The beginning balance due to Mr. Lorenz, through Barcid, on January 1, 2010 was $208,800.

(5)	The estimated value of the options issued to Mr. Kevin Conner is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2012.”
(6)
Consisted of consulting service fees paid to Mr. Conner by the Company.  Mr. Conner provided management consulting services to the Company through Conner LLP. Conner LLP had a formal written consulting agreement with the Company, by which it is paid on a monthly basis.  Conner LLP invoiced $72,245 and was paid $55,000 for consulting services rendered to the Company in 2012.

Option/SAR Grants in Fiscal Year Ended December 31, 2012

In 2012, Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. The estimated value of these options, determined by the Black-Scholes method, was $0.

Option/SAR Grants in Fiscal Year Ended December 31, 2011

In 2011, Mr. Lorenz was granted 437,528 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 and 575,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021. The estimated value of these warrants, determined by the Black-Scholes method, was $0.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officer regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

John Lorenz	119,172	-	$1.00	6/27/2021
	318,356	-	$1.00	6/27/2021
	480,125	94,875	$0.50	10/25/2021
	225,000	225.000	$0.50	12/5/2022
Kevin Conner	52,500	22,500	$0.50	10/25/2021
	50,000	25,000	$0.50	12/5/2022

Stock Option Plans

Third Amended and Restated 2007 Stock Incentive Plan

Upon the consummation of the merger, Global Recycling’s Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”) was assumed by the Company.

The following is a summary of certain of the more significant provisions of the 2007 Stock Plan. The statements contained in this summary concerning the provisions of the 2007 Stock Plan are merely summaries and do not purport to be complete.  They are subject to and qualified in their entirety by the actual terms of the 2007 Stock Plan.  A copy of the 2007 Stock Plan has been incorporated by reference as Exhibit 4.4 to this Annual Report and is incorporated by reference herein.

Shares Reserved Under the 2007 Stock Plan

We have reserved 6,742,606 shares of our common stock issuable upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company (collectively, “Eligible Persons”).  As of the date of this Form 10-K,  we have issued 6,647,606 options to purchase the shares of our common stock originally reserved under the 2007 Stock Plan.  All previously granted options issued pursuant to the 2007 Stock Plan will be subject to the requirements set forth in the 2007 Stock Plan and are Non-Qualified Stock Options.

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

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), By written consent in lieu of a meeting, dated March 14, 2012, Company stockholders owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the 22,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.  Also by written consent in lieu of a meeting, dated July 27, 2012, Stockholders of the Company owning an aggregate of 12,676,202 shares of Common Stock (representing approximately 51.8% of the then 24,451,991 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 3,000,000 shares.

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of the date of this Annual Report, we have issued 355,000 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

Purpose of the 2012 Plan

The purpose of the 2012 Plan is to attract, retain, and motivate employees, directors, advisors, independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors), and other persons who provide valuable services to the Company by providing them with the opportunity to acquire a proprietary interest in the Company and to link their interest and efforts to the long-term interests of the Company’s stockholders. The Company believes that increased share ownership by such persons will more closely align stockholder and employee interests by encouraging a greater focus on the profitability of the Company. The Company has reserved and authorized the issuance of up to 6,500,000 shares of the Company’s Common Stock pursuant to awards granted under the 2012 Plan, subject to adjustment in the case of any stock dividend, forward or reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares or any like capital adjustment.

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

Director Compensation

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2012.

Director	Fees Earned or Paid in Cash		Stock Awards		Total
John Lorenz	$152,000		$0	(2)	$152,000
James Flach	$2,000		$0	(3)	$2,000
Michael Jaap	$2,000		$0	(4)	$2,000
William Miller	$7,000	(1)	$0	(5)	$7,000

(1)	Mr. Miller was paid $5,000, in addition to his yearly compensation of $2,000 for sitting on the Board of Directors, for his work on a special project.

(2)
On December 5, 2012, Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(3)
On December 5, 2012, Mr. Flach was granted 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(4)
On December 5, 2012, Mr. Jaap was granted 150,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

(5)
On December 5, 2012, Mr. Miller was granted 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  The estimated value of these warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $0.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock beneficially owned on April 11, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address (1) of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock (2)

Executive Officers and Directors
John Lorenz	5,237,480	(3)	12.45%
--CEO, President, and Chairman of the Board of Directors

Alicia Williams	567,540	(4)	1.40%
--Chief Financial Officer, Secretary, Controller and VP of Internal Operations

Richard Geib --Chief Technical Officer	537,400	(5)	1.32%

James Flach --Director	385,000	(6)	*

Joseph Ioia --Director	2,000,000		4.97%

Michael Jaap --Director	201,000	(7)	*

William Miller --Director	1,440,000	(8)	3.54%

Executive Officers and Directors as a group (7 persons)	10,368,420	(3) – (8)	23.85%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	1,540,000	(9)	7.69%

Janet Lynn Carnell	5,237,480	(10)	12.45%

Ralph M. Amato 2098 Cherry Creek Circle Summerlin, NV 89135	8,900,000	(11)	21.68%

Greg and Nola Casserly Trust 620 Newport Center Drive 14th Floor Newport Beach, CA 92660	2,800,000	(12)	6.73%
*Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044 and our telephone number is (866) 960-1539.
(2)	Based on 40,171,073 shares of Common Stock of GlyEco, Inc. outstanding as of April 11, 2013.

(3)
Includes an aggregate of (i) 437,528 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (ii) 402,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 225,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, and (iv) 156,000 shares of Common Stock issuable upon exercise of warrants at $1.25 per share until February 15, 2016 . Also includes an aggregate of 3,372,118 shares of Common Stock beneficially held by Mr. Lorenz’s wife, Janet Lynn Carnell.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Mr. Lorenz is deemed to beneficially own shares of Common Stock held by his wife.

(4)
Includes (i) 15,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (ii) 175,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (iii) 177,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2013

(5)
Includes an aggregate of (i) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2016, (ii) 40,000 shares of Common Stock issuable upon exercise of a warrant at $1.00 per share until June 27, 2021, (iii) 60,000 shares of Common Stock issuable upon exercise of options at $1.00 per share until June 27, 2021, (iv) 105,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (v) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2017.

(6)
Includes(i) 35,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (ii) 25,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2013 .

(7)
Includes (i)70,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (ii) 75,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2013.

(8)
Includes 245,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (ii) 175,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2013.  Entities included: William Miller, R. Wesley Company LLC, and William Jeffrey Miller Revocable Trust.

(9)
Consists of (i) 1,000,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.0001 per share until May 25, 2015, (ii) 480,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.025 per share until September 8, 2013, (iii) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until May 1, 2013, and (iv) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until July 1, 2013. Entities included: Periscope Partners L.P., and IRA FBO Leonid Frenkel, Pershing LLC.

(10)
Janet Lynn Carnell is Senior VP of Corporate Development and Marketing of the Company and the wife of John Lorenz, the Chief Executive Officer, President, Secretary, and Chairman of the Board of the Company.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Ms. Carnell is deemed to beneficially own the 1,865,362 shares of Common Stock beneficially owned by her husband.  Also includes (i) 260,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 (ii) 210,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (iii) 175,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2013 .

(11)
Consists of (i) 200,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until September 1, 2015, (ii) 250,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 1, 2015, and (iii) 400,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 10, 2015,

(12)
Consists of (i) 1,000,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 21, 2014, and (ii) 400,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until September 6, 2015.

Except as set forth in this Annual Report, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As previously reported by the Company on a Form 8-K filed with the Commission on December 13, 2012, on December 10, 2012, the Company and GlyEco Acquisition Corp. #4 (“Acquisition Sub #4”), an Arizona corporation and wholly-owned subsidiary of the Company, entered into a transaction with Joseph Ioia (“Mr. Ioia”) and Full Circle Manufacturing Group, Inc. (“Full Circle), a New Jersey corporation wholly owned by Mr. Ioia, pursuant to which Mr. Ioia sold to Acquisition Sub #4 the worldwide right, title, and interest in the exclusive glycol remanufacturing process used by Full Circle in consideration for $2,000,000 provided by the Company, and Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business to exclusively produce remanufactured glycol for the benefit of Acquisition Sub #4.  The Company issued 3,000,000 unregistered shares of the Company’s Common Stock, at a fair market value of $0.50 per share, to Mr. Ioia as additional consideration for the transaction.  The Company and Mr. Ioia entered into an Escrow Agreement as a part of the transaction by which an escrow agent will hold 1,000,000 of those shares in escrow to secure performance of the transaction. As previously reported by the Company on a Form 8-K filed with the Commission on January 22, 2013, on January 15, 2013, the Company’s Board of Directors elected Mr. Ioia to be a director of the Company.

Director Independence

Upon the consummation of the merger on November 21, 2011, the Board of Directors of the Company (then Environmental Credits, Ltd.) resigned and John Lorenz, the Chief Executive Officer, President and Chairman of Global Recycling Technologies, was appointed as the Chief Executive Officer, President and Chairman of Board of Directors of the Company.  As the then sole Board member, Mr. Lorenz elected James Flach, Michael Jaap, and William Miller each as new members to the Company’s Board of Directors.  On January 15, 2013, the Company’s Board of Directors elected Joseph Ioia to be a director.  Messrs. Flach, Jaap and Miller each qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.  John Lorenz is not an “independent director” due to the fact that he is also an executive officer of the Company.  Joseph Ioia is also not an “independent director” because he received a payment from the Company in excess of $60,000 as part of the transaction described in the preceding section – Certain Relationships and Related Transactions.

Item 14.  Principal Accounting Fees and Services

The Company engaged Jorgensen & Co. to serve as its independent registered public accounting firm for each of the last two fiscal years.

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

Auditor:	2011	2012
Jorgensen & Co.	$51,000	$53,500

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2011	2012
Jorgensen & Co.	$0	$

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Auditor:	2011	2012
Jorgensen & Co.	$0	$0

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in above. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

Auditor:	2011	2012
Jorgensen & Co.	$0	$80,500	(1)

(1) The Company paid Jorgensen & Co. $80,500 for the audit of three companies that were acquired or to be acquired by the Company: MMT Technologies, Full Circle Manufacturing, and Antifreeze Recycling.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services the engagement is approved by the Company's the Board of Directors acting as the audit committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	All Financial Statements

            The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as if December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2012 and 2011
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

3.10(1)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011
3.11(1)	Certificate of Merger, dated November 21, 2011, executed by GRT Acquisition, Inc. and Global Recycling Technologies, Inc., filed with the Secretary of State of Delaware and effective November 28, 2011
3.12 (7)	Certificate of Designation of Series AA Preferred Stock
4.1(2)	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.
4.2(2)	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.3(2)	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.4(3)	2007 Stock Option Plan
4.5(3) 4.6(4)	2012 Equity Incentive Plan First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan
10.1(5)
Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.2(6)
Amendment No. 1, dated December 27, 2011, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.3(6)
Amendment No. 2, dated January 1, 2012, to that certain Asset Purchase Agreement, dated December 16, 2011, by and among Recycool, Inc., a Minnesota corporation, Marty Rosauer, Kurt Rosauer, Dennis Scott, GlyEco Acquisition Corp #1, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc., a Nevada corporation.

10.4(7)
Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.

10.5(8)
Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).

10.6(9)	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).

10.7(10)
Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.

10.8(11)	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5.
10.9(12)	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc.
10.10(13)	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.11(14)	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5.
10.12(7)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
14.1(3)	Code of Ethics
16.1(1)	Letter from Stan J. H. Lee, CPA to the Commission
21.1(15)	List of Subsidiaries of the Company
31.1(15)	Rule 13a-14(a)/15d-14(a) Certificate of John Lorenz, Chief Executive Officer
31.2(15)	Rule 13a-14(a)/15d-14(a) Certificate of Alicia Williams, Chief Financial Officer
32.1(15)	Section 1350 Certificate of John Lorenz, Chief Executive Officer
32.2(15)	Section 1350 Certificate of Alicia Williams, Chief Financial Officer
101.INS(16)	XBRL Instance Document
101.SCH(16)	XBRL Schema Document
101.CAL(16)	XBRL Calculation Linkbase Document
101.DEF(16)	XBRL Definition Linkbase Document
101.LAB(16)	XBRL Label Linkbase Document
101.PRE(16)	XBRL Presentation Linkbase Document

* Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 21, 2011, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 10, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 1, 2012, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 2, 2012, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 4, 2013, and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on February 6, 2013, and incorporated by reference herein.
(15)	Filed herewith.
(16)
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

GLYECO, INC.

By: /s/ John Lorenz
Date: April 16, 2013	John Lorenz President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Lorenz
John Lorenz	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 16, 2013

/s/ Alicia Williams
Alicia Williams	Interim Chief Financial Officer, Secretary, Controller and VP of Internal Operations	April 16, 2013
(Principal Financial Officer and Principal Accounting Officer)

/s/ James Flach
James Flach	Director	April 16, 2013
/s/ Joseph Ioia
Joseph Ioia	Director	April 16, 2013

/s/ Michael Jaap
Michael Jaap	Director	April 16, 2013

/s/ William Miller
William Miller	Director	April 16, 2013