Form 10-Q
period 2013-03-31
GlyEco, Inc.
filed 2013-05-15
CIK 931799

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
Yes ☐ No ☒

As of May 13, 2013, there were 40,352,618 shares of common stock, par value $0.0001 per share, and 2,342,750 shares of Series AA preferred stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Current assets
Cash	$2,040,730	$1,153,941
Accounts receivable, net	713,636	116,963
Prepaid expenses	9,930	12,550
Inventories	88,109	58,719
Total current assets	$2,852,405	$1,342,173

Equipment
Equipment	2,785,049	756,047
Accumulated depreciation	(127,534)	(70,641)
Total equipment, net	$2,657,515	685,406

Other assets
Goodwill	158,131	159,484
Other intangible assets	3,500,000	3,500,000
Total other assets	$3,658,131	3,659,484

Total assets	$9,168,051	$5,687,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$270,231	$184,134
Due to related parties	691,081	470,443
Interest payable	-	616,462
Convertible note payable	-	1,000,000
Capital lease obligation	296,100	-
Total current liabilities	1,257,412	2,271,039

Long-term liabilities
Capital lease obligation	1,376,685	-
Total long-term liabilities	1,376,685	-

Total liabilities	2,634,097	2,271,039

Stockholders' equity
Series AA Preferred stock; $0.0001 par value; 3,000,000 shares authorized and 2,342,750 and zero shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively (liquidation preference of $1,171,379)	234	-
Preferred stock; $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value; 40,352,618 and 36,149,991 shares issued and outstanding as of March 31, 2013 and December 31, 2012 respectively	4,037	3,615
Additional paid in capital	16,013,978	12,413,761
Options and warrants outstanding	347,840	351,855
Accumulated deficit	(9,832,135)	(9,353,207)
Total stockholders' equity	6,533,954	3,416,024

Total liabilities and stockholders' equity	$9,168,051	$5,687,063

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Sales, net	$1,232,667	$418,817
Cost of goods sold	1,165,582	368,784
Gross profit	67,085	50,033

Operating expenses
Consulting fees	158,742	130,662
Salaries and wages	157,517	51,540
Legal and professional	63,575	61,158
General and administrative	108,177	75,896
Total operating expenses	488,011	319,256

Loss from operations	(420,926)	(269,223)

Other income and expenses
Interest income	(528)	(50)
Interest expense	58,530	42,734
Total other income and expenses	58,002	42,684

Loss before provision for income taxes	(478,928)	(311,907)

Provision for income taxes	-	-

Net loss	$(478,928)	$(311,907)

Weighted average number of common shares outstanding	38,387,216	23,531,284

Basic and fully diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to the financial statements

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid -In	Options and	Accumulated	Totals
					Capital	Warrants	Deficit

Balance, December 31, 2012			36,149,991	3,615	12,413,761	351,855	(9,353,207)	$3,416,024

Common shares for acquisition			377,372	38	188,648			188,686

Common shares for equipment			46,842	5	39,995			40,000

Common shares for rent			131,600	13	65,787			65,800

Common Shares for note conversion			940,000	94	469,906			470,000

Series AA Preferred Shares for note conversion	2,342,750	234			1,171,141			1,171,375

Common shares for cash			2,673,578	267	1,660,729			1,660,997

Warrants and options exercised			33,235	5	4,010	(4,015)		-

Net loss for the period							(478,928)	(478,928)

Balance, March 31, 2013	2,342,750	234	40,352,618	$4,037	$16,013,978	$347,840	$(9,832,135)	6,533,954

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
 Consolidated Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss for the period	$(478,928)	$(311,907)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	56,893	14,466
Interest expense, paid in shares of common stock	48,524	-

(Increase) decrease in assets:
Accounts receivable	(596,673)	(241,877)
Prepaid expenses	2,620	(615)
Inventories	(29,390)	(13,104)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	86,097	155,372
Related party payable	220,638	(91,093)
Accrued interest	-	42,350

Net cash used in operating activities	(690,219)	(446,408)

Cash flows from investing activities
Purchase of equipment	(83,988)	(2,315)

Net cash used in investing activities	(83,988)	(2,315)

Cash flows from financing activities
Proceeds from the sale of common stock	1,660,997	325,000

Net cash provided by financing activities	1,660,997	325,000

Increase (decrease) in cash	886,790	(123,723)

Cash at the beginning of the period	1,153,941	577,127

Cash at end of the period	$2,040,730	$453,405

Supplemental disclosure of cash flow information
Interest paid during period	$58,530	$-
Taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Common Stock issued for acquisition	$188,686
Common Stock issued for property, plant and equipment	$40,000
Common Stock issued for capital lease, principal and interest	$65,800
Common Stock issued for convertible note, principal and interest	$470,000
Series AA Preferred Stock issued for convertible note, principal and interest	$1,171,375

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

On December 30, 2011, Global Recycling’s wholly-owned subsidiary, Global Acquisition Corp. #6 (“Global Sub #6”), a Delaware corporation, was dissolved. Global Sub #6 ceased operations on December 31, 2009, when the assets (including rights to additive formula and goodwill) were sold in an exchange for the common shares of Global Recycling. Prior to its sale, Acquisition #6 operated as a chemical company selling additives used in producing antifreeze and heat transfer fluid from recycled ethylene glycol. Sales of additives were discontinued upon the sale of the assets effective December 31, 2009.

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

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc, and its wholly-owned subsidiaries. All intercompany accounting transactions have been eliminated.  The subsidiaries include: GlyEco Acquisition Corp #1, dba Recycool (“Acquisition Sub #1); GlyEco Acquisition Corp #2, dba Evergreen Recycling (“Acquisition Sub #2); GlyEco Acquisition Corp #3 (“Acquisition Sub #3); GlyEco Acquisition Corp #4, Full Circle Manufacturing (“Acquisition Sub #4); GlyEco Acquisition Corp #5, dba Renew Resources (“Acquisition Sub #5); and GlyEco Acquisition Corp #6, dba Antifreeze Recycling (“Acquisition Sub #6).

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

Going Concern

The consolidated financial statements as of and for the three months ended March 31, 2013 have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded. Gross margins are expected to increase as the costs associated with integration decline, through maximization of combined synergies, and implementation of cost reduction procedures.

Cash and Cash Equivalents

As of March 31, 2013, the Company maintained cash balances in a non-interest bearing account that currently does exceed federally insured limits. All highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and shares of Series AA Preferred Stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013.  The Company did not engage in any transaction involving derivative instruments.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended March 31, 2013 was 38,387,216.

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

The following table summarizes activity for allowance for doubtful accounts:

2013
Beginning balance as of January 1,	$4,892
Bad debt expense	1,265
Charge offs, net	-
Ending balance as of March 31,	$6,157

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

Recently Issued Accounting Pronouncements

As of and for the three months ended March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

NOTE 3 – Acquisitions, Goodwill and Intangible Assets

Acquisition of Evergreen Recycling

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

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen’s personal property (personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $258,000, consisting of a $59,304 cash payment, 377,372 unregistered shares of the Company’s Common Stock (subject to adjustment as provided in the Evergreen Agreement), and assumption of Evergreen’s current payables totaling $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

Effective January 1, 2013, as a part of the Full Circle Transaction discussed above in Item 1, Acquisition Sub #4, an Arizona corporation and wholly-owned subsidiary of the Company, entered into a Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals"), whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

Effective January 1, 2013, as a part of the Full Circle Transaction, Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years.  The Company also entered into a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia"), in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company.

Goodwill and Intangible Assets

March 31	2013
Trade names and trademarks	$10,500
Customer lists	11,000
Intellectual property	3,500,000
Total intangible assets	$3,521,500

Goodwill	$158,131

NOTE 4 – Capital Lease

Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 9% discount rate. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, vehicles, and lab and office equipment. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value.

NOTE 5 – Accounts Receivable

As of March 31, 2013, the Company’s net accounts receivable was $713,636.

NOTE 6 – Inventory

As of March 31, 2013, the Company’s total inventories were $88,109.

March 31	2013
Raw materials	$20,978
Work in process	23,383
Finished goods	43,748
Total inventories	$88,109

NOTE 7 – Equipment

As of March 31, 2013, the equipment is being reflected net of accumulated depreciation as $2,657,515..

March 31	2013
Equipment	$2,785,049
Total equipment	2,785,049
Accumulated depreciation	(127,534)
Equipment, net	$2,657,515

NOTE 8 – Major Customers and Suppliers

For the three months ended March 31, 2013, one customer accounted for approximately 62% of the Company’s revenues.   With the Company’s four acquisitions, it no longer relies on one customer for 100% of its consolidated net revenues.

NOTE 9 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with the note holder. The terms of the Conversion Agreement extend the maturity date for the convertible note held by Leonid Frenkel (the “Frenkel Convertible Note”) to December 31, 2013.  Interest will continue to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by the note holder.  The Conversion Agreement further states that the note holder will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred seventy thousand dollars ($470,000) of the debt will be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The remainder will be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Agreement, if lower.  The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.  As of February 15, 2013 this debt, including principal and interest, totaled $1,641,375.

On February 15, 2013, the Company satisfied the terms of the Note Conversion Agreement (the "Conversion Agreement"), which provided that the note held by Leonid Frenkel (the “Frenkel Convertible Note”) would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Series AA Preferred Stock at a price of $0.50 per share.

NOTE 10 – Stockholders’ Equity

Preferred Stock

On February 15, 2013, the Company issued an aggregate of 2,342,750 shares of Series AA Preferred Stock to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share. The Series AA preferred stock shall in all features be the same as common stock, with two primary exceptions: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; and (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock.

As of March 31, 2013, the accrued dividends payable was $4.

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

On February 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one investor in consideration for equipment at a price of $0.50 per share.

On February 15, 2013, the Company issued an aggregate of 2,673,578 shares of Common Stock to forty-two investors at a price of $0.65 per share.

On February 15, 2013, the Company issued an aggregate of 940,000 shares to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two investors in consideration for equipment at a price of $0.50 per share.

On February 27, 2013, the Company issued an aggregate of 36,842 shares of Common Stock to one investor in consideration for equipment at a price of $0.95 per share.

On March 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one investor in consideration for equipment at a price of $0.50 per share.

On March 25, 2013, the Company issued an aggregate of 13,103 shares of Common Stock for the cashless exercise of 20,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.35 per share of Common Stock.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	377,372	$188,686
Common Shares for Equipment	46,842	$40,000
Common Shares for Capital Lease	131,600	$65,800
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	2,673,578	$1,737,826
Options Exercised	33,235	$16,618

Share-Based Compensation

As of March 31, 2013 the Company had 6,193,200 common shares reserved for future issuance under the Company’s stock plans.

NOTE 11 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	6,837,606	$0.59
Granted	46,800	0.50
Exercised	50,000	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2012	6,834,406	$0.59

Weighted Average fair value price granted during three months ended March 31, 2013	46,800	$0.50

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	12,307,558	$0.86
Granted	4,431,578	1.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2013	16,739,136	$0.96

Weighted Average fair value price granted during three months ended March 31, 2013	4,431,578	$1.25

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

During the three months ended, March 31, 2013 the Company incurred stock compensation expense of $0.

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of March 31, 2013, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of March 31, 2013, we have issued options to purchase an aggregate of 401,800 shares of our Common Stock originally reserved under the 2012 Plan. There remain 6,098,200 shares of Common Stock available for issuance under this plan.

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

NOTE 12 – Related Party Transactions

John Lorenz - CEO

The Chief Executive Officer, Mr. John Lorenz, is the sole owner of a corporation, Barcid Investment Group, that was paid for management consulting services provided to the Company by Mr. Lorenz.  As of February 1, 2012, Mr. Lorenz changed his status from a consultant and became an employee of the Company.

2013
Beginning balance as of January 1,	$211,800
Fees earned	-
Fees paid	(101,400)
Ending balance as of March 31,	$110,400

Janet Carnell Lorenz – Senior Vice President of Marketing and Investor Relations

The Senior Vice President of Marketing and Investor Relations, Mrs. Janet Carnell Lorenz, who is the wife of Mr. Lorenz, is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company by Mrs. Lorenz.

2013
Beginning balance as of January 1,	$-
Fees earned	22,500
Fees paid	-
Ending balance as of March 31,	$22,500

Richard Fuld – Strategic Operation and Development Consultant

Mr. Fuld is the owner of a corporation, Matrix Advisors, that provided strategic planning consulting services to the Company by Mr. Fuld.

2013
Beginning balance as of January 1,	$230,000
Fees earned	-
Fees paid	(130,000)
Ending balance as of March 31,	$100,000

NOTE 13 – Commitments and Contingencies

Rental Agreements

During the three months ended March 31, 2013, the Company rented office space on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,344.  The term of the agreement is for two years with the end date set to January 31, 2014.

During the three months ended March 31, 2013, Acquisition Sub #1 leased office/warehouse space on a monthly basis under a written rental agreement for $1,719 per month; however, a month-to-month lease has been agreed to and will become effective on May 1, 2013, with a monthly rent amount of $1,771.

During the three months ended March 31, 2013, Acquisition Sub #2 leased office/warehouse space on a monthly basis under a written rental agreement for $3,200 per month, with such monthly rent increasingly annually until the lease agreement expires on December 31, 2017.

During the three months ended March 31, 2013, Acquisition Sub #4 leased land/real property on a monthly basis under a written lease agreement for $30,000 per month. The lease term is for a period of five years, expiring on December 31, 2017. In addition, Acquisition Sub #4 leased equipment on a monthly basis under a written capital lease agreement for $32,900. The lease term is for a period of five years, expiring on December 31, 2017, with an option to purchase the equipment upon expiration for a sum of $200,000.

During the three months ended March 31, 2013, Acquisition Sub #5 leased office/warehouse space on a monthly basis under a written rental agreement for $2,500 per month, with such monthly rent increasingly annually until the lease agreement expires on October 28, 2017.

During the three months ended March 31, 2013, Acquisition Sub #6 leased office/warehouse space on a monthly basis under a written rental agreement for $2,100 a month. The lease term expires on December 31, 2017.

For the three months ended March 31, 2013, rent expense was $95,650.

Future minimum lease payments due are as follows:

Year Ended December 31
2013	$550,596
2014	484,699
2015	480,484
2016	481,800
2017	476,600
Total minimum lease payments	$2,474,179

NOTE 14 – Concentration of Credit Risk

As of March 31, 2013

The Company maintained cash deposits at financial institutions in excess of the federally insured limits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

The New Jersey Facility is operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”), per the terms of a Manufacturing and Distribution Agreement entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company. Once implemented, Full Circle will operate the GlyEco Technology™ at our instruction to produce Type 1 glycol for our sole benefit.

In addition to integrating our recent acquisitions and implementing our GlyEco Technology™ at the New Jersey Facility, we continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.  In the United States, we have entered into a preliminary agreement to acquire a company in Norcross, Georgia, a definitive asset purchase agreement with a company in Lakeland, Florida, and we are in ongoing discussions with a number of other companies to acquire their glycol recycling businesses.  Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™. in Europe, China, Southeast Asia, Mexico, and South America.

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

Results of Operations

Net Sales

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three-month period ended March 31, 2013, Net Sales were $1,232,667, compared to $418,817 for the three month period ended March 31, 2012, an increase of $813,850, or 194.3%.  The increase in Net Sales was due to the revenues generated from Acquisition Sub #4, as well as associated net sales from the acquisitions of Renew Resources, LLC, a South Carolina limited liability company (“Renew Resources”), Antifreeze Recycling, Inc., a South Dakota corporation (“ARI”), and Evergreen Recycling, Inc., an Indiana corporation (“Evergreen”). Net Sales was earned from our existing operations with one customer located in West Virginia and from the operations of the Company’s wholly-owned subsidiaries: Recycool, Renew Resources, ARI, Evergreen, and Acquisition Sub #4.

Cost of Goods Sold

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three-month period ended March 31, 2013, our Costs of Good Sold was $1,165,582, compared to $368,784 for the three month period ended March 31, 2012, representing an increase of $796,698 or 216.1%.  The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Renew Resources, ARI, and Evergreen, as well as those Cost of Goods Sold attributed to Acquisition Sub #4. Costs of Good Sold consist of costs to purchase, transport, store and process the raw materials.  We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three month period ended March 31, 2013, we realized a gross profit of $67,085, compared to $50,033 for the three month period ended March 31, 2012, an increase of $17,052, or 34.1%.  The increase in Gross Profit was primarily due to the acquisitions of Renew, Resources, ARI, and Evergreen as well as initiation of operations through Acquisition Sub #4.  Our Gross Profit Margin for the three-month period ended March 31, 2013 was approximately 5%, compared to approximately 12% for the three month period ended March 31, 2012. The decrease was mainly due to startup costs, such as the procurement of feedstock, for Acquisition Sub #4.

Operating Expenses

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three-month period ended March 31, 2013, operating expenses increased to $488,012 from $319,256 for the three month period ended March 31, 2012, representing an increase of $168,756, or 52.9%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $158,742 for the three-month period ended March 31, 2013 from $130,662 for the three month-period ended March 31, 2012, representing an increase of $28,080, or 21.5%.  The increase is primarily due to the Company’s expansion through its acquisition strategy and related costs to fund operations.

Salaries and Wages consist of wages, and taxes paid on behalf of the employee.  Salaries and Wages increased to $157,517 for the three month period ended March 31, 2013 from $51,540 for the three-month period ended March 31, 2012, representing an increase of $105,977, or 205.6%.  The increase is due to the addition of three consultants who became employees, and the hiring of a Senior Engineer and Staff Legal Counsel.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services.   For the three-month period ended March 31, 2013, Legal and Professional Fees increased to $63,575 from $61,158 for the three month period ended March 31, 2012, representing an increase of $2,417, or 4%.  There was no substantive change in the legal and professional fees.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2013, G&A Expenses increased to $108,177 from $75,896 for the three month period ended March 31, 2012, representing an increase of $32,281, or 42.5%.  This increase is primarily due to the acquisition of our subsidiaries, Renew Resources, ARI, and Evergreen, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three-month period ended March 31, 2013, Other Income and Expenses increased to $58,002 from $42,734 for the three month period ended March 31, 2012, representing an increase of $15,318, or 35.9%.  Other Income and Expenses consist of Interest Income, Interest Expense, and Gain on Fixed Assets.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended March 31, 2013 increased to $528 from $50 for the three-month period ended March 31, 2012, representing an increase of $478, or 956.1%.  The increase was due to larger cash holdings in a money market account.

Interest Expense consists of accrued and unpaid interest on the Company’s outstanding indebtedness.  As stated under “Liquidity & Capital Resources” below, 97% of the Company's outstanding indebtedness consisted of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel (the “Frenkel Convertible Note”), subject to the Company’s Conversion Agreement due on December 31, 2013 (discussed below). For the three month period ended March 31, 2013, Interest Expense increased to $58,530 from $42,734 for the three month period ended March 31, 2012, representing an increase of $15,796 or approximately 37%.  The increase was mainly due to the interest expense related to the Company’s capital lease obligation for equipment used by Acquisition Sub #4. On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, which provided that the note holder would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Preferred Stock at a price of $0.50 per share

Liquidity & Capital Resources; Going Concern

As of March 31, 2013, we had $2,852,405 in current assets, consisting of $2,040,730 in cash, $713,636 in accounts receivable, $9,930 in prepaid expenses, and $88,109 in inventories. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the three months ended March 31, 2013 and 2012:

	For the Three Months ended March 31,
	2013	2012
Net cash (used in) operating activities	$(690,219)	$(446,408)
Net cash (used in) investing activities	$(83,988)	$(2,315)
Net cash provided by financing activities	$1,660,997	$325,000
Net increase (decrease) in cash and cash equivalents	$886,790	$(123,723)
Cash - beginning of period	$1,153,941	$577,127
Cash - end of period	$2,040,730	$453,405

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the three months ended March 31, 2013, the Company raised $1,737,826 from private sales of its securities.

Frenkel Convertible Note

On August 9, 2008, Global Recycling Technologies, Ltd., a Delaware corporation, issued a convertible promissory note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum (the “Frenkel Convertible Note”). Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible into 575,350 shares, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application, including the GlyEco Technology Patent. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants expire on September 8, 2013.

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

Pursuant to the reverse triangular merger involving Global Recycling and the Company, the Company assumed the Frenkel Convertible Note, Second Forbearance Agreement and warrants issued by Global Recycling to Mr. Frenkel in connection with the Frenkel Convertible Note.

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

On February 15, 2013, the Company satisfied the terms of the Note Conversion Agreement (the "Conversion Agreement"), which provided that the note held by Leonid Frenkel (the “Frenkel Convertible Note”) would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Preferred Stock at a price of $0.50 per share.

Private Financings

On February 15, 2013, the Company sold an aggregate of 2,673,578 shares of Common Stock to forty-two accredited investors in consideration for $1,737,825.50 ($0.65 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Off-balance Sheet Arrangements

None

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and a note payable convertible into 940,000 shares of the Company’s voting common stock and 2,292,924 in Series AA preferred stock.   All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements

As of and for the three month period ended March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are not effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The material weaknesses we identified were:

1.             Inadequate number of personnel that could accurately and timely record and report the Company’s financial statements in accordance with GAAP;

We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements.

2.             Ineffective controls to ensure that the accounting for complex accounting transactions were recorded in accordance with GAAP financial statements;

Audit adjustments were made to the general ledger for the 10-K, which collectively could have a material effect on the financial statements.

Notwithstanding the existence of these material weaknesses in internal control over financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition in conformity with U.S. generally accepted accounting principles (GAAP).  Further, we do not believe the material weaknesses identified had an impact on prior financial statements and internal controls.

Remediation

As part of our ongoing remedial efforts, since March 31, 2013, we have, among other things:

1.              Expanded our accounting policy and controls organization by recently hiring qualified accounting and finance personnel;

2.             Increased our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure;

3.             Emphasized with management the importance of our internal control structure;

4.             Sought outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

We believe that the foregoing actions have vastly improved our internal control over financial reporting, as well as our disclosure controls and procedures. As a result of the foregoing actions, we expect our internal control over financial reporting to be effective as of June 30, 2013. We intend to continue performing such procedures and to commit whatever resources are necessary to avoid any material weaknesses in the future.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Below describes the unregistered securities issued by the Company within the period covered by this Quarterly Report.

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock at a price of $0.50 per share to the Selling Principal of Evergreen Recycling Co., Inc., an Indiana corporation (“Evergreen”), pursuant to an Asset Purchase Agreement, dated December 16, 2011, as amended (the “Evergreen Agreement”), by and among the Company, Evergreen, the Selling Principal, and GlyEco Acquisition Corp #2, an Arizona corporation and wholly-owned subsidiary of the Company (“Acquisition Sub #2”) in consideration for business, properties and substantially all of the assets of Evergreen. The shares of Common Stock issued pursuant to the Evergreen Agreement are restricted under Rule 144 promulgated under the Securities Act.  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

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

On February 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one investor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On February 15, 2013, the Company issued an aggregate of 940,000 shares of Common Stock and 2,342,750 shares of Series AA Preferred Stock to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two investors in consideration for equipment at a price of $0.50 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On March 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one investor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 25, 2013, the Company issued an aggregate of 13,103 shares of Common Stock for the cashless exercise of 20,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.35 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock.  The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith..
(2)
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

GlyEco, Inc.

Date: May 14, 2013	By: /s/ John Lorenz
John Lorenz
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2013	By: /s/ Alicia Williams
Alicia Williams
Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)