Form 10-Q
period 2013-06-30
GlyEco, Inc.
filed 2013-08-14
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

(866) 960-1539
(Registrant's telephone number, including area code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒

As of August 13, 2013, there were 40,670,908 shares of common stock, par value $0.0001 per share, and 2,342,750 shares of Series AA preferred stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)
Current assets
Cash	$1,201,597	$1,153,941
Accounts receivable, net	1,503,890	116,963
Prepaid expenses	88,189	12,550
Inventories	435,614	58,719
Total current assets	3,229,290	1,342,173

Equipment
Equipment	3,102,540	756,047
Construction in process	67,118	—
Accumulated depreciation	(189,780)	(70,641)
Total equipment, net	2,979,878	685,406

Other assets
Goodwill	138,131	159,484
Other intangible assets	3,520,000	3,500,000
Total other assets	3,658,131	3,659,484

Total assets	$9,867,299	$5,687,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$436,863	$184,134
Due to related parties	1,371,241	470,443
Interest payable	—	616,462
Convertible note payable	—	1,000,000
Note payable	6,313	—
Capital lease obligation	272,855	—
Total current liabilities	2,087,272	2,271,039

Non-current liabilities
Note payable	13,178
Capital lease obligation	1,335,453	—
Total non-current liabilities	1,348,631	—

Total liabilities	3,435,903	2,271,039

Redeemable Series AA convertible preferred stock	1,171,375	—

Stockholders' equity
Preferred stock, $0.0001 par value; 7,000,000 shares authorized; and zero shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 40,670,908 and 36,149,991 shares issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	4,067	3,615
Additional paid in capital	14,912,070	12,413,761
Options and warrants outstanding	375,454	351,855
Accumulated deficit	(10,031,570)	(9,353,207)
Total stockholders' equity	5,260,021	3,416,024

Total liabilities and stockholders' equity	$9,867,299	$5,687,063

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,417,473	$173,117	$2,650,140	$591,934
Cost of goods sold	941,864	136,816	2,107,446	505,600
Gross profit	475,609	36,301	542,694	86,334

Operating expenses
Consulting fees	189,973	62,695	348,715	193,357
Salaries and wages	191,040	134,520	348,557	186,060
Legal and professional	58,601	143,775	122,176	204,933
General and administrative	188,590	156,406	296,767	232,302
Total operating expenses	628,204	497,396	1,116,215	816,652

Loss from operations	(152,595)	(461,095)	(573,521)	(730,318)

Other (income) and expenses
Interest income	(429)	(336)	(957)	(386)
Interest expense	47,269	46,152	105,799	88,886
Total other (income) and expenses	46,840	45,816	104,842	88,500

Loss before provision for income taxes	(199,435)	(506,911)	(678,363)	(818,818)

Provision for income taxes	—	—	—	—

Net loss	$(199,435)	$(506,911)	$(678,363)	$(818,818)

Weighted average number of common shares outstanding	39,481,793	24,315,172	40,564,341	23,923,228

Basic and fully diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

See accompanying notes to the financial statements

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(unaudited)

			Additional
	Common Stock		Paid -In	Options and	Accumulated	Stockholders'
	Shares	Par Value	Capital	Warrants	Deficit	Equity

Balance, December 31, 2012	36,149,991	$3,615	$12,413,761	$351,855	$(9,353,207)	$3,416,024

Common shares for acquisition	377,372	38	188,648			188,686

Common shares for equipment	46,842	5	39,995			40,000

Common shares for capital lease payment	131,600	13	65,787			65,800

Common shares for ground lease	123,077	12	79,988			80,000

Common shares for note conversion	940,000	94	469,906			470,000

Common shares for cash, net	2,673,578	267	1,660,021			1,660,288

Warrants and options exercised	228,448	23	4,492	(4,515)		—

Warrants for compensation				17,586		17,586

Options for compensation			(10,528)	10,528

Net loss					(678,363)	(678,363)

Balance, June 30, 2013	40,670,908	$4,067	$14,912,070	$375,454	$(10,031,570)	$5,260,021

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(678,363)	$(818,818)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	119,139	28,924
Warrants and options for services	17,586	—
Interest expense, paid in shares of common stock	24,913	—
Stock issued for ground lease payment	80,000	—

(Increase) decrease in assets:
Accounts receivable	(1,386,927)	32,656
Prepaid expenses	(75,639)	(5,225)
Inventories	(376,895)	(16,596)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	252,729	(133,224)
Related party payable	900,797	(96,803)
Accrued interest	—	88,095

Net cash used in operating activities	(1,122,660)	(920,991)

Cash flows from investing activities
Purchase of equipment	(448,598)	(6,170)

Net cash used in investing activities	(448,598)	(6,170)

Cash flows from financing activities
Repayment of debt	(509)	—
Repayment of capital lease	(40,866)	—
Gross proceeds from the sale of common stock	1,737,826	925,000
Cost of financing	(77,537)	—

Net cash provided by financing activities	1,618,914	925,000

Increase (decrease) in cash	47,656	(2,162)

Cash at the beginning of the period	1,153,941	577,127

Cash at end of the period	$1,201,597	$574,965

Supplemental disclosure of cash flow information
Interest paid during period	$—	$—
Taxes paid during period	$—	$—

Supplemental disclosure of non-cash items
Common stock issued for acquisition	188,686	543,750
Common stock issued for equipment	40,000
Common stock issued for capital lease, principal and interest	65,800
Common stock issued for ground lease	80,000
Common stock issued for convertible note, principal and interest	470,000
Series AA Preferred Stock issued for convertible note, principal and interest	1,171,375
Equipment purchased with capital lease	1,714,974
Equipment purchased with debt	20,000

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the "Company") was formed in the State of Nevada on October 21, 2011. On October 21, 2011, the Company became a wholly-owned subsidiary of Environmental Credits, Inc. ("ECVL"). On November 21, 2011, ECVL merged itself into its wholly-owned subsidiary, GlyEco, Inc. (the "Reincorporation"). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

On November 28, 2011, the Company consummated a reverse triangular merger (the "Merger" or "Transaction") as a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended, pursuant to an Agreement and Plan of Merger, dated November 21, 2011 (the "Merger Agreement"), with GRT Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Global Recycling Technologies, Ltd., a Delaware corporation and privately-held operating subsidiary ("Global Recycling"). Global Recycling was incorporated in Delaware on July 11, 2007.

GRT Acquisition, Inc. was incorporated in the State of Nevada on November 7, 2011 for the purpose of consummating the Merger. Pursuant to the Merger Agreement, GRT Acquisition, Inc. merged with and into Global Recycling, with Global Recycling being the surviving corporation and which resulted in Global Recycling becoming a wholly-owned subsidiary of the Company.

The Company has principal offices in Phoenix, Arizona, and was formed to acquire the assets of companies in the business of recycling and processing waste ethylene glycol, and to apply a newly developed proprietary technology to produce ASTM E1177 Type I virgin grade recycled ethylene glycol to end users throughout North America.

On December 30, 2011, Global Recycling's wholly-owned subsidiary, Global Acquisition Corp. #6 ("Global Sub #6"), a Delaware corporation, was dissolved. Global Sub #6 ceased operations on December 31, 2009, when the assets (including rights to additive formula and goodwill) were sold in an exchange for the common shares of Global Recycling. Prior to its sale, Global Sub #6 operated as a chemical company selling additives used in producing antifreeze and heat transfer fluid from recycled ethylene glycol. Sales of additives were discontinued upon the sale of the assets effective December 31, 2009.

On January 9, 2012, the Company, and its wholly-owned subsidiary, Global Recycling, consummated a merger pursuant to which Global Recycling merged with and into the Company (the "Global Merger"), with the Company being the surviving entity.

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reverse merger consummated on November 28, 2011, were cancelled upon the consummation of the Merger.

Going Concern

The consolidated financial statements as of and for the periods ended June 30, 2013 have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent registered public accounting firm has expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to the Company's financial statements for the year ended December 31, 2012.

Management's plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly represent the financial position, results of operations and cash flows of the Company as of and for the periods ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated balance sheet date contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc, and its wholly-owned subsidiaries; to the extent such disclosure is required by applicable securities laws. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”); GlyEco Acquisition Corp #2 ("Acquisition Sub #2”); GlyEco Acquisition Corp #3 ("Acquisition Sub #3”); GlyEco Acquisition Corp #4 ("Acquisition Sub #4”); GlyEco Acquisition Corp #5 ("Acquisition Sub #5”); and GlyEco Acquisition Corp #6 ("Acquisition Sub #6”).

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company operates as one segment.

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

Cash and Cash Equivalents

As of June 30, 2013, the Company maintained cash balances in a non-interest bearing account that currently does exceed federally insured limits. All highly liquid investments with maturities of three months or less are considered to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Cost of Goods Sold

Cost of goods sold includes the cost paid for any products sold, including any costs for freight. Shipping costs passed to the customer are included in the net sales.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

Inventory

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

Fair Value of Financial Instruments

The Company had adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

●
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

●	Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability.

Cash, other current assets, accounts payable and other accrued liabilities, and shares of Series AA Preferred Stock are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital leases and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities. The Company did not engage in any transaction involving derivative instruments.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities included warrants of 17,479,136 as of June 30, 2013 and stock options of 6,852,406 as of June 30, 2013. In addition, there are 2,342,750 shares or $1.00 per share of common shares that can potentially be issued within the Series AA Preferred Stock.

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

Stock Based Compensation

The Company recognizes stock-based compensation for all share-based payment awards made to employees including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option's vesting periods, which approximates the service period.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – Accounts Receivable

As of June 30, 2013, the Company's net accounts receivable was $1,503,890.

The following table summarizes activity for allowance for doubtful accounts:

2013
Beginning balance as of January 1,	$4,892
Bad debt expense	36,151
Charge offs, net	(1,254)
Ending balance as of June 30,	$39,789

NOTE 4 – Acquisitions, Goodwill and Intangible Assets

The Company's goodwill associated with its acquisitions and intangible assets are not amortized. Management reviews these assets for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their book values. A charge to impairment expense for impairment is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Acquisition of Evergreen Recycling

Effective January 1, 2013, the Company acquired Evergreen Recycling Co., Inc., an Indiana corporation ("Evergreen"), pursuant to an Asset Purchase Agreement, dated December 31, 2012 (the "Evergreen Agreement"), by and among the Company, Evergreen, Mr. Thomas Shiveley, the selling principal of Evergreen (the "Evergreen Selling Principal"), and Acquisition Sub #2.

Evergreen operates a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen's personal property (personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $258,000, consisting of a $59,304 cash payment, 377,372 unregistered shares of the Company's Common Stock (subject to adjustment as provided in the Evergreen Agreement), and assumption of Evergreen's current payables totaling $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

Effective January 1, 2013, Acquisition Sub #4 entered into a Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals"), whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

Effective January 1, 2013, as a part of the Full Circle Transaction, Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), a related party, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years. The Company also entered into a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia"), in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company.

Goodwill and Intangible Assets

June 30	2013
Customer lists and trade names	20,000
Intellectual property	3,500,000
Total intangible assets	$3,520,000

Goodwill	$138,131

NOTE 5 – Income Taxes

The Company had net operating losses (NOLs) as of June 30, 2013 of approximately $6,400,000 for federal tax purposes, portions of which are currently expiring each year through 2032. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the six-month periods ended June 30, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

NOTE 6 – Capital Lease

Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 12.5% discount rate. The lease is amortized over the five year term at a rate of 9%. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, vehicles, and lab and office equipment. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value.

NOTE 7 – Inventory

As of June 30, 2013, the Company's total inventories were $435,614.

June 30	2013
Raw materials	$144,236
Work in process	112,791
Finished goods	178,587
Total inventories	$435,614

NOTE 8 – Equipment

As of June 30, 2013, the equipment is being reflected net of accumulated depreciation as $2,979,878.

June 30	2013
Machinery and equipment	$3,102,540
Buildings and improvements	—
Land and improvements	—
Construction in process	67,118
Total property, plant and equipment	3,169,658
Accumulated depreciation	(189,780)
Property, plant and equipment, net	$2,979,878

NOTE 9 – Note Payable

On May 3, 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the "Note Payable"). The key terms of the Note Payable include: (i) a principal value of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The Note Payable is collateralized by a vehicle.

NOTE 10 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Frenkel. The terms of the Conversion Agreement extended the maturity date for the Frenkel Convertible Note (the “Frenkel Convertible Note”) to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of Common and Preferred Stock on the date that the Company had received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred and seventy thousand dollars ($470,000) of the debt would be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The remainder would be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The Series AA preferred stock shall in all features be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the Original Issue Price and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock of the Company on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company. As of February 15, 2013 this debt, including principal and interest, totaled $1,641,375.

On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, upon receiving an aggregate of $5,000,000 in equity investment. At this time, the Company issued to Mr. Frenkel 940,000 shares of common stock at a price of $0.50 per share, 2,342,750 shares of Series AA preferred stock at a price of $0.50 per share, and 940,000 warrants to purchase shares of Common Stock at a price of $1.00 per share. Upon conversion of the Series AA Preferred Stock to Common Stock, the Company will issue warrants at a price of $1.00 per share for each share of the Series AA Preferred Stock that is converted.

NOTE 11 – Stockholders' Equity

Preferred Stock

As of June 30, 2013, the Company had zero preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 7,000,000 shares of $0.0001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

As of June 30, 2013, the Company had 2,342,750 Series AA preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 3,000,000 shares of $0.0001 par, Series AA preferred shares having preferences for dividends, and liquidation of the Company's assets, as discussed above.

On February 15, 2013, the Company issued an aggregate of 2,342,750 shares of Series AA Preferred Stock to one investor in consideration for the Conversion Agreement at a price of $0.50 per share. The Series AA preferred stock shall in all features be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the Original Issue Price and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock of the Company on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company.

As of June 30, 2013, the accrued dividends payable was $10.

Common Stock

As of June 30, 2013, the Company has 40,670,908, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the six months ended June 30, 2013, the Company issued the following common stock:

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock to the one Selling Principal of Evergreen, pursuant to the Evergreen Agreement, by and among the Company, Evergreen, the Selling Principals, and Acquisition Sub #2 in consideration for business, properties and substantially of the assets of Evergreen.

On January 24, 2013, the Company issued an aggregate of 20,132 shares of Common Stock for the cashless exercise of 30,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.52 per share of Common Stock.

On February 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one vendor in consideration for equipment at a price of $0.50 per share.

On February 15, 2013, the Company issued an aggregate of 2,673,578 shares of Common Stock to forty-two investors at a price of $0.65 per share.

On February 15, 2013, the Company issued an aggregate of 940,000 shares to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two vendors in consideration for equipment at a price of $0.50 per share.

On February 27, 2013, the Company issued an aggregate of 36,842 shares of Common Stock to one investor in consideration for equipment at a price of $0.95 per share.

On March 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one vendor in consideration for equipment at a price of $0.50 per share.

On March 25, 2013, the Company issued an aggregate of 13,103 shares of Common Stock for the cashless exercise of 20,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.35 per share of Common Stock.

On April 1, 2013, the Company issued an aggregate of 123,077 shares of Common Stock to one vendor in consideration for rent expense at a price of $0.65 per share.

On April 30, 2013, the Company issued an aggregate of 97,368 shares of Common Stock for the cashless exercise of 100,000 options at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $0.95 per share of Common Stock.

On June 7, 2013, the Company issued an aggregate of 97,845 shares of Common Stock for the cashless exercise of 100,000 options at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.16 per share of Common Stock.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	377,372	$188,686
Common Shares for Equipment	46,842	$40,000
Common Shares for Capital Lease	131,600	$65,800
Common Shares for Ground Lease	123,077	$80,000
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	2,673,578	$1,737,826
Options Exercised	33,235	$16,618
Warrants Exercised	195,213	$4,880

Share-Based Compensation

As of June 30, 2013 the Company had 6,175,200 common shares reserved for future issuance under the Company's stock plans.

NOTE 12 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	6,837,606	$0.59
Granted	64,800	0.50
Exercised	(50,000)	0.50
Forfeited	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of June 30, 2013	6,852,406	$0.59

Weighted average exercise price granted during six months ended June 30, 2013	64,800	$0.50

For the six months ended June 30, 2013, the Company issued 64,800 options to purchase its common stock while valuing stock compensation expense for all of the options of $10,528 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 0.67- 0.70%, a dividend yield of 0% and a volatility rate of 10%. These options have not vested.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	12,307,558	$0.86
Granted	5,371,578	1.19
Exercised	(200,000)	0.025
Forfeited	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of June 30, 2013	17,479,136	$0.97

Weighted average exercise price granted during six months ended June 30, 2013	5,371,578	$1.19

For the six months ended June 30, 2013, the Company issued 5,371,578 warrants to purchase its common stock while recording stock compensation expense for these warrants of $17,586 using the Black-Scholes option pricing model based upon the following assumptions: term ranging from 3-5 years, risk free interest rate of 0.67% a dividend yield of 0% and a volatility rate of 10%.

Fair Value Assumptions

Share-based compensation cost is measured based on the closing fair market value of the Company's common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes Merton ("BSM") option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options and other relevant factors. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees and consultants. The Company recognizes share-based compensation cost as expense in the period in which vesting occurs.

During the six months ended June 30, 2013, the Company incurred stock compensation expense of $17,586.

Third Amended and Restated 2007 Stock Incentive Plan

The Company assumed the Third Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Plan") from Global Recycling Technologies, Ltd., a Delaware corporation ("Global Recycling"), upon the consummation of a reverse triangular merger between the Company, Global Recycling, and GRT Acquisition, Inc., a Nevada corporation, on November 28, 2011.

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, "Eligible Persons"). As of June 30, 2013, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

Under the 2007 Stock Plan, Eligible Persons may be granted: (a) stock options ("Options"), which may be designated as Non-Qualified Stock Options ("NQSOs") or Incentive Stock Options ("ISOs"); (b) stock appreciation rights ("SARs"); (c) restricted stock awards ("Restricted Stock"); (d) performance share awards ("Performance Awards"); or (e) other forms of stock-based incentive awards.

The 2007 Stock Plan will remain in full force and effect through May 30, 2017, unless earlier terminated by our Board of Directors. After the 2007 Stock Plan is terminated, no future awards may be granted under the 2007 Stock Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company's Board of Directors approved of the Company's 2012 Equity Incentive Plan (the "2012 Plan"). By written consent in lieu of a meeting, dated March 14, 2012, Stockholders of the Company owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the then 23,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan. Also by written consent in lieu of a meeting, dated July 27, 2012, Stockholders of the Company owning an aggregate of 12,676,202 shares of Common Stock (representing approximately 51.8% of the then 24,451,991 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 3,000,000 shares.

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of June 30, 2013, we have issued options to purchase an aggregate of 419,800 shares of our Common Stock originally reserved under the 2012 Plan. There remain 6,080,200 shares of Common Stock available for issuance under this plan.

The 2012 Plan includes a variety of forms of awards, including (a) ISOs (b) NQSOs (c) SARs (d) Restricted Stock, (e) Performance Awards, and (e) other forms of stock-based incentive awards to allow the Company to adapt its incentive compensation program to meet its needs.

The 2012 Plan will terminate on February 23, 2022, unless sooner terminated by our Board of Directors. After the 2012 Plan is terminated, no future awards may be granted under the 2012 Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions and the 2012 Plan's terms and conditions.

NOTE 13 – Related Party Transactions

John Lorenz - CEO

The Chief Executive Officer, Mr. John Lorenz, is the sole owner of a corporation, Barcid Investment Group, that was paid for management consulting services provided to the Company by Mr. Lorenz. As of February 1, 2012, Mr. Lorenz changed his status from a consultant and became an employee of the Company.

2013
Beginning balance as of December 31 , 2012	$211,800
Fees earned	—
Fees paid	(111,800)
Ending balance as of June 30, 2013	$100,000

Janet Carnell Lorenz – Senior Vice President of Marketing and Investor Relations

The Senior Vice President of Marketing and Investor Relations, Mrs. Janet Carnell Lorenz, who is the wife of Mr. Lorenz, is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company by Mrs. Lorenz.

2013
Beginning balance as of December 31, 2012	$—
Fees earned	41,500
Fees paid	(22,500)
Ending balance as of June 30, 2013	$19,000

Joseph Ioia – Director

A Director of the Company, Mr. Joseph Ioia, is the sole owner of two corporations, Full Circle and NY Terminals. As described in Note 5, Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement.

2013
Beginning balance as of December 31, 2012	$—
Fees earned	1,391,639
Fees paid	(145,800)
Ending balance as of June 30, 2013	$1,245,839

Thomas Shiveley – General Manager

The General Manager of Acquisition Sub #2, Mr. Thomas Shiveley is the sole owner of MOT, LLC, which is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #2.

2013
Beginning balance as of December 31, 2012	$—
Fees earned	19,200
Fees paid	(19,200)
Ending balance as of June 30, 2013	$—

Todd Bernard – General Manager

The General Manager of Acquisition Sub #5, Mr. Todd Bernard is the sole owner of two corporations: BKB Holdings, LLC and Renew Resources, LLC. BKB Holdings is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #5. Renew Resources is paid for contract labor that is provided on an as needed basis.

2013
Beginning balance as of December 31, 2012	$4,971
Fees earned	22,913
Fees paid	(21,482)
Ending balance as of June 30, 2013	$6,402

NOTE 14 – Commitments and Contingencies

Rental Agreements

During the six months ended June 30, 2013, the Company rented office space located in Phoenix, Arizona on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $1,248. The term of the agreement is for two years with the end date set to January 31, 2014.

During the six months ended June 30, 2013, Acquisition Sub #1 leased office/warehouse space on a monthly basis under a written rental agreement for $1,771 per month on a month-to-month lease.

During the six months ended June 30, 2013, Acquisition Sub #2 leased office/warehouse space on a monthly basis under a written rental agreement for $3,200 per month, with such monthly rent increasingly annually until the lease agreement expires on December 31, 2017.

During the six months ended June 30, 2013, Acquisition Sub #4 leased land/real property on a monthly basis under a written lease agreement for $30,000 per month. The lease term is for a period of five years, expiring on December 31, 2017. In addition, Acquisition Sub #4 leased equipment on a monthly basis under a written capital lease agreement for $32,900. The lease term is for a period of five years, expiring on December 31, 2017, with an option to purchase the equipment upon expiration for a sum of $200,000.

During the six months ended June 30, 2013, Acquisition Sub #5 leased office/warehouse space on a monthly basis under a written rental agreement for $2,500 per month, with such monthly rent increasingly annually until the lease agreement expires on October 28, 2017.

During the six months ended June 30, 2013, Acquisition Sub #6 leased office/warehouse space on a monthly basis under a written rental agreement for $2,100 a month. The lease term expires on December 31, 2017.

Future minimum lease payments due are as follows:

Year Ended December 31
2013	$259,633
2014	485,524
2015	480,484
2016	481,800
2017	476,600
Total minimum lease payments	$2,184,041

NOTE 15 – Concentration of Credit Risk

As of June 30, 2013 and December 31, 2012, the Company maintained cash deposits at financial institutions in excess of the federally insured limits.

NOTE 16 – Subsequent Events

Acquisition of GSS Automotive

On July 1, 2013, the Company entered into a Preliminary Agreement (the "GSS Preliminary Agreement") with GSS Automotive Recycling, Inc., a Maryland corporation ("GSS"), to purchase GSS's glycol recycling business located in Landover, MD.

Pursuant to the GSS Preliminary Agreement, the Company has agreed to purchase from GSS, and GSS has agreed to sell to the Company, GSS's business and all of its assets, free and clear of any encumbrances, according to the following terms:

1.	The Company will provide:
a.	$400,000 in cash to be delivered upon the closing of the transaction;
b.
460,000 shares of the Company's unregistered common stock, $0.0001 par value per share, of which 200,000 shares will be held in escrow for a period of one year to secure the representations and warranties made by GSS relating to the business; and

c.
An incentive program for the first year following the closing of the transaction, and a bonus program for the second year following the closing of the transaction, whereby additional cash or shares may be awarded contingent upon the performance of the business.

2.	GSS will provide:
a.
A net working capital of $50,000 upon the closing of the transaction, not including GSS's credit card debt and line-of-credit, which the Company will assume and pay off in an amount not to exceed $34,000.

The parties intend the GSS Preliminary Agreement to create a binding obligation. The terms are agreed upon in anticipation of the completion of a more definitive asset purchase agreement, which will supersede and replace the GSS Preliminary Agreement.

The parties have agreed that the terms outlined above are subject to change contingent upon an audit of GSS's business by GlyEco. GSS has agreed to assist GlyEco in its performance of such a due diligence investigation of the business and to provide the Company with reasonable access to its books, records, and other information pertaining to the business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Unless otherwise noted herein, terms such as the "Company," "GlyEco," "we," "us," "our" and similar terms refer to GlyEco, Inc., a Nevada corporation, and its subsidiaries.

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

We currently operate at six facilities in the United States, with a combined recycling capacity over 7 million gallons per year. The facilities are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Elizabeth, New Jersey (the "New Jersey Facility), (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Newell, West Virginia (the "West Virginia Facility"). Our facilities in New Jersey and West Virginia are glycol concentrate facilities that receive shipments of waste glycol by third-party rail or truck carriers and recycle the waste glycol into a concentrate glycol. Normally, the waste glycol will be 65 to 70 percent glycol before being recycled into a concentrate. Our facilities in Minnesota, South Carolina, Indiana, and South Dakota are 50/50 antifreeze facilities that employ truck drivers to pick up waste antifreeze from vehicle repair shops and other waste antifreeze producers, transport the material to their recycling facilities, recycle the material into a 50/50 antifreeze, and resell the material often to the same customers that generates waste antifreeze. The waste glycol is normally between 40 to 48 percent glycol concentration at our 50/50 antifreeze facilities. At times, we receive material that is unable to be recycled into a reusable product, which is disposed of in compliance with the relevant regulations.

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

The New Jersey Facility is operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), per the terms of a Manufacturing and Distribution Agreement entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company. Once implemented, Full Circle will operate the GlyEco Technology™ at our instruction to produce Type 1 glycol for our sole benefit.

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

Integrate and Increase Profits. We intend to fully integrate and implement best practices across all aspects of our operating facilities, including financial, staffing, technology, products and packaging, and compliance. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We intend to implement new accounting, invoicing, and logistics management systems. We intend to implement the full GlyEcoTM brand via marketing initiatives and product packaging. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

Expand Feedstock Supply Volume. We intend to expand our feedstock supply volume by growing our relationships with direct waste generators and indirect waste collectors. We plan to increase the volume we collect from direct waste generators in the following ways: stress segregation from other liquid wastes and a focus on waste glycol recovery to our existing customers; attract new waste generator customers by displacing incumbent waste collectors through product quality and customer service value propositions; and attract new waste generators in territories that we do not currently serve. We plan to increase the volume we collect from indirect waste collectors by implementing specific sales programs and increasing personnel dedicated to sales generation.

Complete Retrofit and Upgrade at the New Jersey Facility. We have completed initial technology upgrades and begun producing Type 1 compliant recycled glycol for commercial use. While the facility continues to operate in its previous state, we are currently in the process of fully implementing the GlyEco TechnologyTM — consisting of a $2 million investment in equipment and build-out services to upgrade and expand the facility.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Part I of this Form 10-Q document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Sales

For the six months ended June 30, 2013, Net Sales were $2,650,140, compared to $591,934 for the six months ended June 30, 2012, an increase of $2,058,206, or 347.7%. The increase in Net Sales was due to the revenues generated from Acquisition Sub #4, as well as associated net sales from the acquisitions of Renew Resources, LLC, a South Carolina limited liability company ("Renew Resources"), Antifreeze Recycling, Inc., a South Dakota corporation ("ARI"), and Evergreen Recycling, Inc., an Indiana corporation ("Evergreen").

Cost of Goods Sold

For the six months ended June 30, 2013, our Cost of Goods Sold was $2,107,446, compared to $505,600 for the six months ended June 30, 2012, representing an increase of $1,601,846 or 316.8%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Renew Resources, ARI, and Evergreen, as well as those Cost of Goods Sold attributed to Acquisition Sub #4. Cost of Goods Sold consist of costs to purchase, transport, store and process the raw materials. We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

For the six months ended June 30, 2013, we realized a gross profit of $542,694, compared to $86,334 for the six months period ended June 30, 2012, an increase of $456,360, or 528.6%. The increase in gross profit was primarily due to the acquisitions of Renew, Resources, ARI, and Evergreen as well as initiation of operations through Acquisition Sub #4. Our gross profit margin for the six month period ended June 30, 2013 was approximately 20%, compared to approximately 15% for the six month period ended June 30, 2012. We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit. We anticipate our gross profit margin will grow to 35-40% with the implementation of our GlyEco TechnologyTM.

Operating Expenses

For the six months ended June 30, 2013, operating expenses increased to $1,116,215 from $816,652 for the six months ended June 30, 2012, representing an increase of $299,563, or 36.7%. Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to the Company's expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements. Consulting Fees increased to $348,715 for the six month period ended June 30, 2013 from $193,357 for the six month period ended June 30, 2012, representing an increase of $155,358, or 80.3%. The increase is primarily due to the Company's expansion through its acquisition strategy and related costs to fund operations.

Salaries and Wages consist of wages, and taxes paid on behalf of employees. Salaries and Wages increased to $348,557 for the six month period ended June 30, 2013 from $186,060 for the six month period ended June 30, 2012, representing an increase of $162,497, or 87.3%. The increase is due to the addition of three consultants who became employees, and the hiring of a Senior Engineer and Staff Legal Counsel.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services. For the six month period ended June 30, 2013, Legal and Professional Fees decreased to $122,176 from $204,933 for the six month period ended June 30, 2012, representing a decrease of $82,757, or (40.4)%. The decrease is due to a reduction in the outsourcing of legal and professional work. This work is now performed by staff internal to the Company.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six month period ended June 30, 2013, G&A Expenses increased to $296,767 from $232,302 for the six month period ended June 30, 2012, representing an increase of $64,465, or 27.8%. This increase is primarily due to the acquisition of our subsidiaries, Renew Resources, ARI, and Evergreen, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the six months ended June 30, 2013, Other Income and Expenses increased to $104,842 from $88,500 for the six month period ended June 30, 2012, representing an increase of $16,342, or 18.5%. Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest Income for the six month period ended June 30, 2013 increased to $957 from $386 for the six month period ended June 30, 2012, representing an increase of $571, or 147.9%. The increase was due to larger cash holdings in a money market account.

Interest Expense consists of accrued, paid and unpaid interest on the Company's outstanding indebtedness. As stated under "Liquidity & Capital Resources" below, 97% of the Company's outstanding indebtedness consisted of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel, subject to the Company's Conversion Agreement due on December 31, 2013 (discussed below). For the six month period ended June 30, 2013, Interest Expense increased to $105,799 from $88,886 for the six month period ended June 30, 2012, representing an increase of $16,913 or approximately 19%. The increase was mainly due to the interest expense related to the Company's capital lease obligation for equipment used by Acquisition Sub #4 offset by the decrease in the Frenkel Convertible Note balance. On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, which provided that the note holder would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Preferred Stock at a price of $0.50 per share.

Net Loss

For the six months ended June 30, 2013, we incurred a loss of $678,363 or $0.02 basic loss per share compared to a loss of $818,818 or $0.03 basic loss per share for the six months ended June 30, 2012. The decrease in the loss is described above in the detailed operating expenses.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales

For the three months ended June 30, 2013, Net Sales were $1,417,473, compared to $173,117 for the three months ended June 30, 2012, an increase of $1,244,356, or 718.8%. The increase in Net Sales was due to the revenues generated from Acquisition Sub #4, as well as associated net sales from the acquisitions of Renew Resources, ARI and Evergreen.

Cost of Goods Sold

For the three months ended June 30, 2013, our Cost of Goods Sold was $941,864, compared to $136,816 for the three months ended June 30, 2012, representing an increase of $805,048 or 588.4%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Renew Resources, ARI, and Evergreen, as well as those Cost of Goods Sold attributed to Acquisition Sub #4. Cost of Goods Sold consist of costs to purchase, transport, store and process the raw materials. We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

For the three months ended June 30, 2013, we realized a gross profit of $475,609, compared to $36,301 for the three months ended June 30, 2012, an increase of $439,308, or 1,210.2%. The increase in gross profit was primarily due to the acquisitions of Renew, Resources, ARI, and Evergreen as well as initiation of operations through Acquisition Sub #4. Our gross profit margin for the three month period ended June 30, 2013 was approximately 34%, compared to approximately 21% for the three month period ended June 30, 2012. We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit. We anticipate our gross profit margin will grow to 35-40% with the implementation of our GlyEco TechnologyTM.

Operating Expenses

For the three month period ended June 30, 2013, operating expenses increased to $628,204 from $497,396 for the three month period ended June 30, 2012, representing an increase of $130,808, or 26.3%. Operating expenses consist of Consulting Fees, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to the Company's expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements. Consulting Fees increased to $189,973 for the three month period ended June 30, 2013 from $62,695 for the three month period ended June 30, 2012, representing an increase of $127,278, or 203%. The increase is primarily due to the Company's expansion through its acquisition strategy and related costs to fund operations.

Salaries and Wages consist of wages, and taxes paid on behalf of employees. Salaries and Wages increased to $191,040 for the three month period ended June 30, 2013 from $134,520 for the three month period ended June 30, 2012, representing an increase of $56,520, or 42%. The increase is due to the addition of three consultants who became employees, and the hiring of a Senior Engineer and Staff Legal Counsel.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services. For the three month period ended June 30, 2013, Legal and Professional Fees decreased to $58,601 from $143,775 for the three month period ended June 30, 2012, representing a decrease of $85,174, or (59.2)%. The decrease is due to a reduction in the outsourcing of legal and professional work. This work is now performed by staff internal to the Company.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three month period ended June 30, 2013, G&A Expenses increased to $188,590 from $156,406 for the three month period ended June 30, 2012, representing an increase of $32,184, or 20.6%. This increase is primarily due to the acquisition of our subsidiaries, Renew Resources, ARI, and Evergreen, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three month period ended June 30, 2013, Other Income and Expenses increased to $46,840 from $45,816 for the three month period ended June 30, 2012, representing an increase of $1,024, or 2.2%. Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest Income for the three month period ended June 30, 2013 increased to $429 from $336 for the three month period ended June 30, 2012, representing an increase of $93, or 27.8%. The increase was due to larger cash holdings in a money market account.

Interest Expense consists of accrued, paid and unpaid interest on the Company’s outstanding indebtedness. As stated under “Liquidity & Capital Resources” below, 97% of the Company’s outstanding indebtedness consisted of accrued and unpaid interest on the convertible secured promissory note in the principal amount of $1,000,000 held by Leonid Frenkel, subject to the Company’s Conversion Agreement due on December 31, 2013 (discussed below). For the three month period ended June 30, 2013, Interest Expense increased to $47,269 from $46,152 for the three month period ended June 30, 2012, representing an increase of $1,117 or approximately 2.4%. The increase was mainly due to the interest expense related to the Company’s capital lease obligation for equipment used by Acquisition Sub #4 offset by the decrease in the Frenkel Convertible Note balance. On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, which provided that the note holder would convert into a combination of Common and Preferred Stock for all money owed on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Upon satisfaction of these terms, the Company issued to the note holder 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Preferred Stock at a price of $0.50 per share

Net Loss

For the three months ended June 30, 2013, we incurred a loss of $199,435 or $0.01 basic loss per share compared to a loss of $506,911 or $0.02 basic loss per share for the three months ended June 30, 2012. The decrease in the loss is described above in the detailed operating expenses.

Liquidity & Capital Resources; Going Concern

As of June 30, 2013, we had $3,229,290 in current assets, consisting of $1,201,597 in cash, $1,503,890 in accounts receivable, $88,189 in prepaid expenses, and $435,614 in inventories. We had total current liabilities of $2,087,272 consisting of accounts payable and accrued expenses of $436,863, due related parties of $1,371,241, notes payable of $6,313, and a capital lease obligation of $272,855. We had total non-current liabilities of $1,348,631 consisting of notes payable of $13,178, and a capital lease obligation of $1,334,453.

During the six months ended June 30, 2013, we raised $1,737,826 equity financing for a total of $1,660,289 net of financing costs of $77,537.

The table below sets forth certain information about the Company’s liquidity and capital resources for the six months ended June 30, 2013 and 2012:

	For the Six Months ended June 30,
	2013	2012
Net cash used in operating activities	$(1,122,660)	$(920,991)
Net cash used in investing activities	$(448,598)	$(6,170)
Net cash provided by financing activities	$1,618,914	$925,000
Net increase (decrease) in cash and cash equivalents	$47,656	$(2,162)
Cash - beginning of period	$1,153,941	$577,127
Cash - end of period	$1,201,597	$574,965

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent registered public accounting firm has expressed uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s financial statements for the year ended December 31, 2012.

Frenkel Convertible Note

On August 9, 2008, Global Recycling, issued the Frenkel Convertible Note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum. Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants expire on September 8, 2013.

Under the terms of the Frenkel Convertible Note, nonpayment of the principal or interest payments within 10 days of such payments being due is an “Event of Default.” An Event of Default also occurs if Global Recycling breaches any material terms of the Frenkel Convertible Note, files bankruptcy or ceases operations. Upon an event of default, at the note holder’s election, the outstanding principal and unpaid accrued interest of the Frenkel Convertible Note may be due and payable immediately.

The Frenkel Convertible Note matured on August 9, 2010. However, Global Recycling entered into a Forbearance Agreement, dated August 11, 2010 (the “First Forbearance Agreement”), with Mr. Frenkel. The First Forbearance Agreement extended the maturity date of the Frenkel Convertible Note to March 31, 2012, and the interest rate was retroactively increased to 12.5% per annum, effective March 9, 2010. Also, the First Forbearance Agreement modified the default terms of the Frenkel Convertible Note such that the interest rate on the outstanding principal and unpaid accrued interest under the Frenkel Convertible Note would increase to 18% per annum upon the occurrence of an Event of Default. In connection with the First Forbearance Agreement, the Company issued to Mr. Frenkel warrants to purchase 400,000 share of Global Recycling Common Stock at $.00025 per share with an expiration of December 31, 2011. Mr. Frenkel exercised all 400,000 warrants on August 11, 2010.

The First Forbearance Agreement expired on November 30, 2010 because Global Recycling did not pay the interest due by this date. Subsequently, based on the terms of the First Forbearance Agreement, the Frenkel Convertible Note became payable on demand. Mr. Frenkel agreed to extend the expiration date for the payment of the interest due, rather than exercise his right to perfect his interest in the collateral that secures the loan.

On May 25, 2011, Global Recycling entered into a second forbearance agreement (the “Second Forbearance Agreement”) with Mr. Frenkel. The terms of the Frenkel Convertible Note, the maturity date of March 31, 2012, and the interest rate of 12.5% per annum remained unchanged from the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, Global Recycling granted Mr. Frenkel warrants to purchase up to 1,000,000 shares of Global Recycling common stock for $.0001 per share until May 25, 2015. The agreement provided that the warrant shares shall not be reduced for a reverse stock split. The Second Forbearance Agreement expired on December 31, 2011 because Global Recycling did not pay the accrued and payable interest of $431,692. As a result of failing to pay the interest due, Global Recycling defaulted on the Frenkel Convertible Note.

Pursuant to the reverse triangular merger involving Global Recycling and the Company, the Company assumed the Frenkel Convertible Note, Second Forbearance Agreement and warrants issued by Global Recycling to Mr. Frenkel in connection with the note.

On April 3, 2012, the Company entered into a Conversion Agreement with Mr. Frenkel. The terms of the Conversion Agreement extended the maturity date for the Frenkel Convertible Note to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of Common and Preferred Stock on the date that the Company had received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Four hundred and seventy thousand dollars ($470,000) of the debt would be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The remainder would be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The Series AA preferred stock shall in all features be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the Original Issue Price and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock of the Company on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company. As of February 15, 2013 this debt, including principal and interest, totaled $1,641,375.

On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, upon receiving an aggregate of $5,000,000 in equity investment. At this time, the Company issued to Mr. Frenkel 940,000 shares of common stock at a price of $0.50 per share, 2,342,750 shares of Series AA preferred stock at a price of $0.50 per share, and 940,000 warrants to purchase shares of Common Stock at a price of $1.00 per share. Upon conversion of the Series AA Preferred Stock to Common Stock, the Company will issue warrants at a price of $1.00 per share for each share of the Series AA Preferred Stock that is converted.

The Company anticipates Mr. Frenkel will convert his Series AA preferred stock prior to December 31, 2013.

Private Financings

On February 15, 2013, the Company sold an aggregate of 2,673,578 shares of Common Stock to forty-two accredited investors in consideration for $1,737,826 ($0.65 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Going Concern Uncertainties

As of June 30, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties and have been prepared assuming that the Company will continue as a going concern.

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

Capital Expenditures

For the six months ended June 30, 2013, the Company had material capital expenditures of $2,431,611, consisting of equipment purchases for $2,346,493 and construction in process totaling $67,118.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2013 and 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013, we completed implementation of our remedial procedures to correct the material weaknesses identified in our Form 10-Q for the period ending on March 31, 2013. Those procedures were as follows:

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

We believe that the foregoing actions have vastly improved our internal control over financial reporting, as well as our disclosure controls and procedures. As a result of the foregoing actions, we believe our internal control over financial reporting to be effective as of June 30, 2013. We intend to continue performing such procedures and to commit whatever resources are necessary to avoid any material weaknesses in the future.

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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2013; the Company issued unregistered securities as follows:

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock to the one Selling Principal of Evergreen, pursuant to the Evergreen Agreement, by and among the Company, Evergreen, the Selling Principal, and Acquisition Sub #2 in consideration for business, properties and substantially of the assets of Evergreen. The shares of Common Stock issued pursuant to the Evergreen Agreement are restricted under Rule 144 promulgated under the Securities Act. The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

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

On February 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one vendor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On February 15, 2013, the Company issued an aggregate of 940,000 shares of Common Stock to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two vendors in consideration for equipment at a price of $0.50 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On March 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one vendor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 25, 2013, the Company issued an aggregate of 13,103 shares of Common Stock for the cashless exercise of 20,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.35 per share of Common Stock. The options exercised vested immediately upon issuance and were converted at a rate of one option for one share of Common Stock. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 1, 2013, the Company issued an aggregate of 123,077 shares of Common Stock to one vendor in consideration for rent at a price of $0.65 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2013, the Company issued an aggregate of 97,368 shares of Common Stock for the cashless exercise of 100,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $0.95 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 7, 2013, the Company issued an aggregate of 97,845 shares of Common Stock for the cashless exercise of 100,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.16 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: August 14, 2013	By: /s/ John Lorenz
John Lorenz
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By: /s/ Alicia Williams
Alicia Williams
Interim Chief Financial Officer
(Principal Financial Officer)