Form 10-Q
period 2013-09-30
GlyEco, Inc.
filed 2013-11-18
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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
Yes ☐  No ☒

As of November 13, 2013, there were 48,775,906 shares of common stock, par value $0.0001 per share, and 2,342,750 shares of Series AA preferred stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)
Current assets
Cash	$6,270,706	$1,153,941
Accounts receivable, net	187,760	116,963
Due from related parties	2,225	-
Prepaid expenses	82,175	12,550
Inventories	456,634	58,719
Total current assets	6,999,500	1,342,173

Equipment
Equipment	3,635,446	756,047
Construction in process	966,965	-
Accumulated depreciation	(253,107)	(70,641)
Total equipment, net	4,349,304	685,406

Other assets
Goodwill	665,961	159,484
Other intangible assets	3,535,500	3,500,000
Total other assets	4,201,461	3,659,484

Total assets	$15,550,265	$5,687,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$607,028	$184,134
Due to related parties	223,654	470,443
Interest payable	-	616,462
Convertible note payable	-	1,000,000
Note payable	6,408	-
Capital lease obligation	279,039	-
Total current liabilities	1,116,129	2,271,039

Non-current liabilities
Note payable	11,540	-
Capital lease obligation	1,263,331	-
Total non-current liabilities	1,274,871	-

Total liabilities	2,391,000	2,271,039

Redeemable Series AA convertible preferred stock	1,171,375	-

Stockholders' equity
Preferred stock; $0.0001 par value; 7,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized; 48,775,906 and 36,149,991 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	4,878	3,615
Additional paid-in capital	21,559,719	12,413,761
Options and warrants outstanding	1,924,618	351,855
Accumulated deficit	(11,501,325)	(9,353,207)
Total stockholders' equity	11,987,890	3,416,024

Total liabilities and stockholders' equity	$15,550,265	$5,687,063

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,163,607	$303,456	$3,813,747	$895,390
Cost of goods sold	1,203,240	233,180	3,310,686	738,780
Gross profit (loss)	(39,633)	70,276	503,061	156,610

Operating expenses
Consulting fees	161,339	165,100	510,054	358,457
Share-based compensation	839,210	-	839,210	-
Salaries and wages	196,560	168,974	545,117	355,034
Legal and professional	63,460	60,428	185,636	265,361
Loss on sale of fixed assets	1,664	-	1,664	-
General and administrative	120,206	76,077	416,973	308,379
Total operating expenses	1,382,439	470,579	2,498,654	1,287,231

Loss from operations	(1,422,072)	(400,303)	(1,995,593)	(1,130,621)

Other (income) and expenses
Interest income	(363)	(136)	(1,320)	(522)
Interest expense	48,046	46,189	153,845	135,075
Total other income and expenses	47,683	46,053	152,525	134,553

Loss before provision for income taxes	(1,469,755)	(446,356)	(2,148,118)	(1,265,174)

Provision for income taxes	-	-	-	-

Net loss	$(1,469,755)	$(446,356)	$(2,148,118)	$(1,265,174)

Weighted average number of common shares outstanding, basic and diluted	42,222,780	25,724,920	40,407,430	24,760,292

Basic and fully diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

See accompanying notes to the financial statements

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid -In	Options and	Accumulated	Stockholders'
			Capital	Warrants	Deficit	Equity

Balance, December 31, 2012	36,149,991	$3,615	$12,413,761	$351,855	$(9,353,207)	$3,416,024

Common shares issued for acquisitions	835,810	84	667,041			667,125

Common shares issued for equipment	110,404	11	103,551			103,562

Common shares issued for capital lease payment	131,600	13	65,787			65,800

Common shares issued for ground lease	123,077	13	79,988			80,001

Common shares issued for note and interest conversion	940,000	94	469,906			470,000

Common shares issued for services	72,598	7	72,591			72,598

Common shares issued for cash, net	9,713,578	971	8,420,717			8,421,688

Warrants and options exercised	698,848	70	5,693	(5,763)		-

Warrants granted for compensation				98,249		98,249

Options granted for compensation			(739,316)	1,480,277		740,961

Net loss					(2,148,118)	(2,148,118)

Balance, September 30, 2013	48,775,906	$4,878	$21,559,719	$1,924,618	$(11,501,325)	$11,987,890

See accompanying notes to the financial statements

GLYECO, INC. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Net cash flow from operating activities
Net loss	$(2,148,118)	$(1,265,174)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	182,466	43,579
Warrants and options granted for services	839,211	22,000
Interest expense, paid in shares of common stock	24,913	-
Stock issued for ground lease payment	80,000	-
Stock issued for services	72,598	-
Loss on sale of fixed assets	1,664	-
(Increase) decrease in assets:
Accounts receivable	(34,483)	(47,542)
Due from related parties	(2,225)	-
Prepaid expenses	(61,675)	(4,550)
Inventories	(357,408)	(16,207)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	336,027	(7,640)
Due to related parties	(246,789)	(94,472)
Accrued interest	-	134,284

Net cash used in operating activities	(1,313,819)	(1,235,722)

Cash flows from investing activities
Cash paid for acquisitions	(477,884)
Purchase of equipment	(441,177)	(6,170)
Purchases for construction in process	(966,965)	-
Proceeds from sale of fixed assets	3,778	-
Net cash used in investing activities	(1,882,248)	(6,170)

Cash flows from financing activities
Repayment of debt	(2,052)	-
Repayment of capital lease	(106,804)	-
Gross proceeds from the sale of common stock	8,788,325	1,615,000
Cost of financing	(366,637)	-

Net cash provided by financing activities	8,312,832	1,615,000

Increase (decrease) in cash	5,116,765	373,108

Cash at the beginning of the period	1,153,941	577,127

Cash at end of the period	$6,270,706	$950,235

Supplemental disclosure of cash flow information
Interest paid during period	$153,845	$792
Taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Common stock issued for acquisitions	$667,125	$543,750
Common stock issued for equipment	103,562
Common stock issued for capital lease payment	65,800
Common stock issued for ground lease	80,000
Common stock issued for services	72,598
Common stock issued for convertible note, principal and interest	470,000
Series AA Preferred Stock issued for convertible note, principal and interest	1,171,375
Equipment purchased with capital lease	1,714,974
Equipment purchased with debt	20,000

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

Currently, the Company is actively acquiring operating entities involved in the recycling of waste ethylene glycol and is consolidating and streamlining their operations.

Going Concern

The consolidated financial statements as of and for the periods ended September 30, 2013 have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's former independent registered public accounting firm expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to the Company's financial statements for the year ended December 31, 2012.

Management's plans to address these matters include raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly represent the financial position, results of operations and cash flows of the Company as of and for the periods ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for the fair presentation, consisting of normal recurring adjustments and adjustments for business combinations, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc, and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”); GlyEco Acquisition Corp #2 ("Acquisition Sub #2”); GlyEco Acquisition Corp #3 ("Acquisition Sub #3”); GlyEco Acquisition Corp #4 ("Acquisition Sub #4”); GlyEco Acquisition Corp #5 ("Acquisition Sub #5”); GlyEco Acquisition Corp #6 ("Acquisition Sub #6”); and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”).

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company operates as one segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the value of stock-based compensation, the allocation of purchase price in the various acquisitions, and the realization of goodwill, other intangibles, and their estimated lives.

Cash and Cash Equivalents

As of September 30, 2013, the Company maintained cash balances in an interest bearing account that currently exceeds federally insured limits. However, the Company has reviewed the stability of the financial institution(s) holding the deposits and does not believe that we have a significant credit risk.  All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.  Shipping costs passed to the customer are included in the net sales.

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

Fair Value of Financial Instruments

The Company has adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

●
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

●	Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability.

Cash, accounts receivable, other current assets, accounts payable and other accrued liabilities, and shares of Series AA Preferred Stock are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital leases and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities. The Company did not engage in any transaction involving derivative instruments.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities included warrants of 20,867,703 as of September 30, 2013 and stock options of 10,215,506 as of September 30, 2013. In addition, there are 2,342,750 shares or $1.00 per share of common shares that can potentially be issued within the Series AA Preferred Stock.

Provision for Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Stock Based Compensation

The Company recognizes stock-based compensation for all share-based payment awards made to employees including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values, using Black-Scholes.

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

NOTE 3 – Accounts Receivable

As of September 30, 2013, the Company's net accounts receivable was $187,760.

The following table summarizes activity for allowance for doubtful accounts:

2013
Beginning balance as of January 1,	$4,892
Bad debt expense	33,182
Charge offs, net	(1,254)
Ending balance as of September 30,	$36,820

NOTE 4 – Acquisitions, Goodwill and Intangible Assets

The Company's finite lived intangible assets associated with its acquisitions will be amortized. Goodwill from acquisitions will be subject to review for impairment.  Management reviews these assets for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their book values. A charge to impairment expense for impairment is recognized in the period in which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Acquisition of Evergreen Recycling, Inc.

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

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen's personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in consideration for an aggregate purchase price of $258,000, consisting of a $59,304 cash payment, 377,372 unregistered shares of the Company's Common Stock (subject to adjustment as provided in the Evergreen Agreement), and assumption of Evergreen's current payables totaling $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Facility

Effective January 1, 2013, Acquisition Sub #4 entered into an operating Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals"), whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

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

Interim Management Agreement with MMT Technologies, Inc.

Effective August 26, 2013, Acquisition Sub #3 entered into an Interim Management Agreement with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), and Otho N. Fletcher, Jr., principal of MMT Technologies (the “MMT Principal”), pursuant to which Acquisition Sub #3 assumed operations of MMT Technologies’ antifreeze recycling business in anticipation of the closing of the transaction contemplated by that certain Asset Purchase Agreement entered into on May 24, 2012, by and between the Company, Acquisition Sub #3, MMT Technologies, and the MMT Principal (the “MMT Agreement”).

Pursuant to the Interim Management Agreement, the Company (through Acquisition Sub #3) purchased two vehicles and assumed control of MMT Technologies’ business and all of the assets to be assigned to Acquisition Sub #3 pursuant to the MMT Agreement in exchange for $50,000 in cash, which will be deducted from the aggregate purchase price outlined in the MMT Agreement.

Merger of GSS Automotive Recycling, Inc. with and into Acquisition Sub #7

Effective September 30, 2013, GSS Automotive Recycling, Inc., a Maryland corporation (“GSS Automotive Recycling”), merged with and into Acquisition Sub #7, with Acquisition Sub #7 continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger, dated September 27, 2013 (the “GSS Agreement”), by and among the Company, Acquisition Sub #7, GSS Automotive Recycling, Joseph Getz, an individual (“Getz”), and John Stein, an individual (“Stein” and collectively with Getz, the “GSS Shareholders”).

Pursuant to the GSS Agreement, the Company (through Acquisition Sub #7) purchased all of the issued and outstanding shares of GSS Automotive Recycling’s common stock from the GSS Shareholders in exchange for $430,000 in cash and 445,000 unregistered shares of the Company’s Common Stock, valued at the then current fair market value of $1.00 per share.

As a result of the merger, Acquisition Sub #7 has assumed operations and all of the assets of GSS Automotive Recycling’s business located in Landover, Maryland, relating to processing recyclable glycol streams, primarily used as antifreeze, and reselling glycol as remanufactured product.

Goodwill and Intangible Assets

September 30	2013
Customer lists and trade names	35,500
Intellectual property	3,500,000
Total intangible assets	$3,535,500

Goodwill	$665,961

The purchase price allocations for the Company’s recent acquisitions are based upon preliminary valuations and our estimates and assumptions are subject to change within the applicable measurement periods. The primary areas of the purchase price allocations that are not finalized relate to the valuation of intangible assets acquired and residual goodwill. We expect to obtain further information to assist us in determining the final valuations during the applicable measurement periods.

NOTE 5 – Income Taxes

The Company had net operating losses (NOLs) as of September 30, 2013 of approximately $7,700,000 for federal tax purposes, portions of which are currently expiring each year through 2032. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the nine-month periods ended September 30, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

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

NOTE 7 – Inventory

As of September 30, 2013, the Company's total inventories were $456,634.

September 30	2013
Raw materials	$141,185
Work in process	137,627
Finished goods	177,822
Total inventories	$456,634

NOTE 8 – Equipment

As of September 30, 2013, the equipment is being reflected net of accumulated depreciation as $4,349,304.

September 30	2013
Machinery and equipment	$3,635,446
Construction in process	966,965
Total property, plant and equipment	4,602,411
Accumulated depreciation	(253,107)
Property, plant and equipment, net	$4,349,304

NOTE 9 – Note Payable

On May 3, 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the "Note Payable"). The key terms of the Note Payable include: (i) a principal value of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The Note Payable is collateralized by a vehicle.

NOTE 10 – Convertible Note Payable

On April 3, 2012, the Company entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Leon Frenkel. The terms of the Conversion Agreement extended the maturity date for the convertible note (the “Frenkel Convertible Note”) to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of common and Series AA preferred stock on the date that the Company had received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. Of the debt converted, $470,000 would be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The remainder would be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The Series AA preferred stock shall in all features be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the Original Issue Price and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company. As of February 15, 2013 this debt, including principal and interest, totaled $1,641,375.

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

NOTE 11 – Stockholders' Equity

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 7,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.  Of the 7,000,000 preferred shares the Company is authorized by its articles of incorporation to issue up to 3,000,000 Series AA preferred shares.

As of September 30, 2013, the Company had 2,342,750 Series AA preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 3,000,000 shares of $0.0001 par, Series AA preferred shares having preferences for dividends, and liquidation of the Company's assets, as discussed above.

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

As of September 30, 2013, the accrued dividends payable was $26.

Common Stock

As of September 30, 2013, the Company has 48,775,906, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the nine months ended September 30, 2013, the Company issued the following common stock:

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock to the one Selling Principal of Evergreen, pursuant to the Evergreen Agreement, in consideration for business, properties and substantially all of the assets of Evergreen.

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

On February 15, 2013, the Company issued an aggregate of 2,673,578 shares of Common Stock to forty-two investors for cash at a price of $0.65 per share.

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

On June 18, 2013, the Company issued an aggregate of 20,000 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share.

On August 1, 2013, the Company issued an aggregate of 40,000 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share.

On August 15, 2013, the Company issued an aggregate of 2,650,000 shares of Common Stock to twenty-three investors for cash at a price of $1.00 per share.

On August 28, 2013, the Company issued an aggregate of 470,400 shares of Common Stock for the cashless exercise of 480,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.25 per share of Common Stock.

On September 13, 2013, the Company issued an aggregate of 77,000 shares of Common Stock to one investor in consideration for equipment at a price of $1.00 per share.

On September 23, 2013, the Company issued an aggregate of 12,598 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share.

On September 30, 2013, the Company issued an aggregate of 445,000 shares of Common Stock to the GSS Shareholders, pursuant to the GSS Agreement, in consideration for the business and assets of GSS Automotive Recycling.

On September 30, 2013, the Company issued an aggregate of 4,390,000 shares of Common Stock to thirty-one investors for cash at a price of $1.00 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	835,810	$667,125
Common Shares for Equipment	110,404	$103,562
Common Shares for Capital Lease	131,600	$65,800
Common Shares for Ground Lease	123,077	$80,000
Common Shares for Services	72,598	$72,598
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	9,713,578	$8,421,688
Options Exercised	33,235	$16,618
Warrants Exercised	665,613	$6,128

Share-Based Compensation

As of September 30, 2013 the Company had 2,812,100 common shares reserved for future issuance under the Company's stock plans.

NOTE 12 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	6,837,606	$0.59
Granted	3,427,900	0.99
Exercised	(50,000)	0.50
Forfeited	—	—
Cancelled	—	—
Expired	—	—
Outstanding as of September 30, 2013	10,215,506	$0.72

Weighted average exercise price for shares granted during nine months ended September 30, 2013	3,427,900	$0.99

For the nine months ended September 30, 2013, the Company issued 3,427,900 options to purchase its common stock while valuing stock compensation expense for all of the options of $1,480,277 using the Black-Scholes Merton ("BSM") option-pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 0.60- 0.70%, a dividend yield of 0% and a volatility rate of 40%.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	12,307,558	$0.86
Granted	9,475,079	1.31
Exercised	(680,000)	0.025
Forfeited	(234,934)	0.74
Cancelled	—	—
Expired	—	—
Outstanding as of September 30, 2013	20,867,703	$1.09

Weighted average exercise price for shares granted during nine months ended September 30, 2013	9,475,079	$1.31

For the nine months ended September 30, 2013, the Company issued 9,475,079 warrants to purchase its common stock while recording stock compensation expense for these warrants of $98,249 using the BSM option pricing model based upon the following assumptions: term ranging from 3-5 years, risk free interest rate of 0.60 - .70% a dividend yield of 0% and a volatility rate of 40%.

Fair Value Assumptions

Share-based compensation cost is measured based on the closing fair market value of the Company's common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the BSM. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of a pool of publicly traded companies in similar activities, and other relevant factors. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees and consultants. The Company recognizes share-based compensation cost as expense ratably over the periods in which vesting occurs.

During the nine months ended September 30, 2013, the Company incurred stock compensation expense of $839,210.

Third Amended and Restated 2007 Stock Incentive Plan

The Company assumed the Third Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Plan") from Global Recycling, upon the consummation of a reverse triangular merger between the Company, Global Recycling, and GRT Acquisition, Inc., a Nevada corporation, on November 28, 2011.

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, "Eligible Persons"). As of September 30, 2013, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to our Company. As of September 30, 2013, we have issued options to purchase an aggregate of 3,782,900 shares of our Common Stock originally reserved under the 2012 Plan. There remain 2,717,100 shares of Common Stock available for issuance under this plan.

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

2013
Beginning balance as of December 31 , 2012	$211,800
Monies owed	58,017
Monies paid	(157,249)
Ending balance as of September 30, 2013	$112,568

Janet Carnell Lorenz – Senior Vice President of Marketing and Investor Relations

The Senior Vice President of Marketing and Investor Relations, Mrs. Janet Carnell Lorenz, who is the wife of Mr. Lorenz, is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company by Mrs. Lorenz.

2013
Beginning balance as of December 31, 2012	$—
Monies owed	60,500
Monies paid	(60,500)
Ending balance as of September 30, 2013	$-

Joseph Ioia – Director

A Director of the Company, Mr. Joseph Ioia, is the sole owner of two corporations, Full Circle and NY Terminals. As described in Note 4, Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement.

2013
Beginning balance as of December 31, 2012	$—
Monies owed	2,216,955
Monies paid	(2,116,415)
Ending balance as of September 30, 2013	$100,540

Thomas Shiveley – General Manager

The General Manager of Acquisition Sub #2, Mr. Thomas Shiveley, is the sole owner of MOT, LLC, which is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #2.

2013
Beginning balance as of December 31, 2012	$—
Monies owed	25,346
Monies paid	(24,896)
Ending balance as of September 30, 2013	$450

Todd Bernard – General Manager

The General Manager of Acquisition Sub #5, Mr. Todd Bernard, is the sole owner of two corporations: BKB Holdings, LLC and Renew Resources, LLC. BKB Holdings is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #5. Renew Resources is paid for contract labor that is provided on an as needed basis.

2013
Beginning balance as of December 31, 2012	$4,971
Monies owed	38,859
Monies paid	(33,734)
Ending balance as of September 30, 2013	$10,096

NOTE 14 – Commitments and Contingencies

Rental Agreements

During the nine months ended September 30, 2013, the Company rented office space located in Phoenix, Arizona on a monthly basis under a written rental agreement. The monthly rent under this agreement is approximately $2,072. The term of the agreement is for two years with the end date set to January 31, 2014.

During the nine months ended September 30, 2013, Acquisition Sub #1 leased office/warehouse space on a monthly basis under a written rental agreement for $1,771 per month on a month-to-month lease. Beginning December 1, 2013, Acquisition Sub #1 will be leasing a new office/warehouse space on a monthly basis under a written rental agreement for $3,368 per month, with such monthly rent increasing periodically until the lease agreement expires on March 31, 2021.

During the nine months ended September 30, 2013, Acquisition Sub #2 leased office/warehouse space on a monthly basis under a written rental agreement for $3,200 per month, with such monthly rent increasing annually until the lease agreement expires on December 31, 2017.

Beginning November 1, 2013, Acquisition Sub #3 will lease an office/warehouse space on a monthly basis under a written rental agreement for $2,500 per month. The lease term expires on October 31, 2018.

During the nine months ended September 30, 2013, Acquisition Sub #4 leased land/real property on a monthly basis under a written lease agreement for $30,000 per month. The lease term is for a period of five years, expiring on December 31, 2017. In addition, Acquisition Sub #4 leased equipment on a monthly basis under a written capital lease agreement for $32,900. The lease term is for a period of five years, expiring on December 31, 2017, with an option to purchase the equipment upon expiration for a sum of $200,000.

During the nine months ended September 30, 2013, Acquisition Sub #5 leased office/warehouse space on a monthly basis under a written rental agreement for $2,500 per month, with such monthly rent increasing annually until the lease agreement expires on October 28, 2017.

During the nine months ended September 30, 2013, Acquisition Sub #6 leased office/warehouse space on a monthly basis under a written rental agreement for $2,100 a month. The lease term expires on December 31, 2017.

Beginning October 1, 2013, Acquisition Sub #7 will lease an office/warehouse space on a monthly basis under a written rental agreement for $6,970 per month. The lease term expires on January 1, 2017.

Future minimum lease payments due are as follows:

Year Ended December 31
2013	$149,668
2014	611,592
2015	627,456
2016	636,048
2017	549,320
Total minimum lease payments	$2,574,084

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

We currently operate at eight facilities in the United States. The facilities are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey (the "New Jersey Facility”), (5) Rock Hill, South Carolina, (6) Tea, South Dakota, (7) Landover, Maryland, and (8) Newell, West Virginia (the "West Virginia Facility"). Our facilities in New Jersey and West Virginia are glycol concentrate facilities that receive shipments of waste glycol by third-party rail or truck carriers and recycle the waste glycol into a concentrate glycol. Our facilities in Minnesota, Indiana, Florida, South Carolina, South Dakota, and Maryland are 50/50 antifreeze facilities that employ truck drivers to pick up waste antifreeze from vehicle repair shops and other waste antifreeze producers, transport the material to their recycling facilities, recycle the material into a 50/50 antifreeze, and resell the material often to the same customers that generates waste antifreeze.

We continue to integrate and increase the sales of our 50/50 antifreeze recycling facilities.  We have completed initial GlyEco TechnologyTM upgrades and are producing ASTM E1177 Type 1 recycled glycol at the New Jersey facility.  As we continue to enhance the New Jersey facility, we anticipate an increase in the production of Type 1 and other glycol products. We plan to upgrade, expand, and implement the GlyEco TechnologyTM at the other facilities as feedstock sources and volumes expand.

In the United States, we continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol. Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™ in Europe, China, Southeast Asia, Mexico, and South America.

Strategy

Our strategy is to continue to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad. The principal elements of our business strategy are to:

Integrate and Increase Profits. We intend to continue integrating and implementing best practices across all aspects of our operating facilities, including financial, staffing, technology, products and packaging, and compliance. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We intend to implement new accounting, invoicing, and logistics management systems. We intend to implement the full GlyEcoTM brand via marketing initiatives and product packaging. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

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

Further Upgrade the New Jersey Facility. We have completed initial technology upgrades and are producing Type 1 compliant recycled glycol for commercial use. We are currently in the process of fully implementing the GlyEco TechnologyTM — consisting of an investment in equipment and build-out services to upgrade and expand the facility.

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

Enter International Markets. We intend to move our operations and technology into international markets. We have developed several relationships in markets where we believe glycol recycling is an underserved market, including Europe, Asia, Mexico, and South America. We believe that moving into international markets will further establish the Company as a leader in glycol recycling and will add profits to the bottom line.

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

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales

For the nine months ended September 30, 2013, Net Sales were $3,813,747, compared to $895,390 for the nine months ended September 30, 2012, an increase of $2,918,357, or 325.9%. The increase in Net Sales was due to the revenues generated from Acquisition Sub #4, as well as associated net sales from the acquisitions of Renew Resources, LLC, a South Carolina limited liability company ("Renew Resources"), Antifreeze Recycling, Inc., a South Dakota corporation ("ARI"), and Evergreen Recycling, Inc., an Indiana corporation ("Evergreen").

Cost of Goods Sold

For the nine months ended September 30, 2013, our Cost of Goods Sold was $3,310,686, compared to $738,780 for the nine months ended September 30, 2012, representing an increase of $2,571,906 or 348.1%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Renew Resources, ARI, and Evergreen, as well as those Cost of Goods Sold attributed to Acquisition Sub #4. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company. This can have an impact on our reported consolidated gross profit.

Gross Profit

For the nine months ended September 30, 2013, we realized a gross profit of $503,061, compared to $156,610 for the nine months period ended September 30, 2012, an increase of $346,451, or 221.2%. The increase in gross profit was primarily due to the acquisitions of Renew, Resources, ARI, and Evergreen as well as initiation of operations through Acquisition Sub #4. Our gross profit margin for the nine month period ended September 30, 2013 was approximately 13.2%, compared to approximately 17.5% for the nine month period ended September 30, 2012.  The decrease in gross profit margin is primarily attributable to additional, one-time costs for the integration of our facilities, which were expensed as Cost of Goods Sold in compliance with GAAP absorption costing. The additional costs caused the production costs per unit to exceed the revenues per unit produced.

Operating Expenses

For the nine months ended September 30, 2013, operating expenses increased to $2,496,990 from $1,287,231 for the nine months ended September 30, 2012, representing an increase of $1,209,759, or 94.0%. Operating expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to the Company's expansion through its acquisition strategy and related costs to fund operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements. Consulting Fees increased to $510,054 for the nine month period ended September 30, 2013 from $358,457 for the nine month period ended September 30, 2012, representing an increase of $151,597, or 42.3%. The increase is primarily due to the Company's expansion through its acquisition strategy and related costs to integrate operations.

Share-Based Compensation is the expense for options and warrants issued to consultants or employees for work performed or as incentive for future performance. Share-Based Compensation increased to $839,210 for the nine month period ended September 30, 2013 from $0 for the nine month period ended September 30, 2012, representing an increase of $839,210, or 100.0%. The increase is due to an increase in the fair market value of the Company’s common stock and the issuance of 1,640,500 compensatory options and 283,500 compensatory warrants.

Salaries and Wages consist of wages and taxes paid on behalf of employees. Salaries and Wages increased to $545,117 for the nine month period ended September 30, 2013 from $355,034 for the nine month period ended September 30, 2012, representing an increase of $190,083, or 53.5%. The increase is due to the additional hiring of employees and salary increases.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services. For the nine month period ended September 30, 2013, Legal and Professional Fees decreased to $185,636 from $265,361 for the nine month period ended September 30, 2012, representing a decrease of $79,725, or (30.0)%. The decrease is due to a reduction in the outsourcing of legal and professional work. This work is now increasingly performed by staff internal to the Company.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine month period ended September 30, 2013, G&A Expenses increased to $416,973 from $308,379 for the nine month period ended September 30, 2012, representing an increase of $108,594, or 35.2%. This increase is primarily due to the acquisition of our subsidiaries, Renew Resources, ARI, Evergreen, and GSS Automotive Recycling, operations at our NJ facility, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the nine months ended September 30, 2013, Other Income and Expenses increased to $154,189 from $134,553 for the nine month period ended September 30, 2012, representing an increase of $19,636, or 14.6%. Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest Income for the nine month period ended September 30, 2013 increased to $1,320 from $522 for the nine month period ended September 30, 2012, representing an increase of $798, or 152.9%. The increase was due to larger cash holdings in a money market account.

Interest Expense consists of paid and accrued interest on the Company's outstanding indebtedness. For the nine month period ended September 30, 2013, Interest Expense increased to $153,845 from $135,075 for the nine month period ended September 30, 2012, representing an increase of $18,770 or approximately 13.9%. The increase was mainly due to the interest expense related to the Company's capital lease obligation for equipment used by Acquisition Sub #4.

Net Loss

For the nine months ended September 30, 2013, we incurred a loss of $(1,848,940) or $(0.05) basic loss per share compared to a loss of $(1,265,174) or $(0.05) basic loss per share for the nine months ended September 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales

For the nine months ended September 30, 2013, we incurred a loss of $(2,148,118) or $(0.05) basic loss per share compared to a loss of $(1,265,174) or $(0.05) basic loss per share for the nine months ended September 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Cost of Goods Sold

For the three months ended September 30, 2013, our Cost of Goods Sold was $1,203,240, compared to $233,180 for the three months ended September 30, 2012, representing an increase of $970,060 or 416.0%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from the acquisitions of Renew Resources, ARI, and Evergreen, as well as those Cost of Goods Sold attributed to Acquisition Sub #4. Cost of Goods Sold consists of all costs of sale, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale.

Gross Profit (Loss)

For the three months ended September 30, 2013, we realized a gross loss of $(39,633), compared to $70,276 for the three months ended September 30, 2012, a decrease of $109,909, or (156.4)%. The decrease in gross profit was primarily due to  costs related to recent acquisitions, as well as integration costs incurred as the Company streamlined its processes and procedures across its facilities. Our gross profit margin for the three month period ended September 30, 2013 was approximately (3.4)%, compared to approximately 23.2% for the three month period ended September 30, 2012. The decrease in gross profit margin is primarily attributable to additional, one-time costs for the integration of our facilities, which were expensed as Cost of Goods Sold in compliance with GAAP absorption costing. The additional costs caused the production costs per unit to exceed the revenues per unit produced.

Operating Expenses

For the three month period ended September 30, 2013, operating expenses increased to $1,380,775 from $470,579 for the three month period ended September 30, 2012, representing an increase of $910,196, or 193.4%. Operating expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to the Company's expansion through its acquisition strategy and related costs to integrate operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements. Consulting Fees decreased to $161,339 for the three month period ended September 30, 2013 from $165,100 for the three month period ended September 30, 2012, representing a decrease of $3,761, or (2.3)%. The decrease is primarily due to the Company's addition of employees in roles previously occupied by consultants.

Share-Based Compensation is the expense for options and warrants issued to consultants or employees for work performed or as incentive for future performance. Share-Based Compensation increased to $839,210 for the three month period ended September 30, 2013 from $0 for the three month period ended September 30, 2012, representing an increase of $839,210, or 100.0%. The increase is due to an increase in the fair market value of the Company’s common stock and the issuance of 1,640,500 compensatory options and 283,500 compensatory warrants.

Salaries and Wages consist of wages, and taxes paid on behalf of employees. Salaries and Wages increased to $196,560 for the three month period ended September 30, 2013 from $168,974 for the three month period ended September 30, 2012, representing an increase of $27,586, or 16.3%. The increase is due to the addition of employees.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and SEC audit services, including SEC filing services. For the three month period ended September 30, 2013, Legal and Professional Fees increased to $63,460 from $60,428 for the three month period ended September 30, 2012, representing an increase of $3,032, or 5.0%. The increase is due to additional legal costs associated with the acquisitions.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three month period ended September 30, 2013, G&A Expenses increased to $120,206 from $76,077 for the three month period ended September 30, 2012, representing an increase of $44,129, or 58.0%. This increase is primarily due to the acquisition of our subsidiaries, Renew Resources, ARI, Evergreen and GSS Automotive Recycling, operations at our NJ facility, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three month period ended September 30, 2013, Other Income and Expenses increased to $49,347 from $46,053 for the three month period ended September 30, 2012, representing an increase of $3,294, or 7.2%. Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest Income for the three month period ended September 30, 2013 increased to $363 from $136 for the three month period ended September 30, 2012, representing an increase of $227, or 166.9%. The increase was due to larger cash holdings in a money market account.

Interest Expense consists of paid and accrued interest on the Company’s outstanding indebtedness. For the three month period ended September 30, 2013, Interest Expense increased to $48,046 from $46,189 for the three month period ended September 30, 2012, representing an increase of $1,857 or approximately 4.0%. The increase was mainly due to the interest expense related to the Company’s capital lease obligation for equipment used by Acquisition Sub #4.

Net Loss

For the three months ended September 30, 2013, we incurred a loss of $(1,469,755) or $(0.03) basic loss per share compared to a loss of $(446,356) or $(0.02) basic loss per share for the three months ended September 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Liquidity & Capital Resources; Going Concern

As of September 30, 2013, we had $6,999,500 in current assets, consisting of $6,270,706 in cash, $187,760 in accounts receivable, $2,225 due from related parties, $82,175 in prepaid expenses, and $456,634 in inventories. We had total current liabilities of $1,146,929 consisting of accounts payable and accrued expenses of $607,028, due related parties of $223,654, note payable of $6,408, and a capital lease obligation of $279,039. We had total non-current liabilities of $1,274,871 consisting of note payable of $11,540, and a capital lease obligation of $1,263,331.

During the nine months ended September 30, 2013, we raised $8,777,826 through equity financing for a total of $8,421,688, net of financing costs of $366,637.

The table below sets forth certain information about the Company’s liquidity and capital resources for the nine months ended September 30, 2013 and 2012:

	For the Nine Months ended September 30,
	2013	2012
Net cash used in operating activities	$(1,313,820)	$(1,235,722)
Net cash used in investing activities	$(1,882,248)	$(6,170)
Net cash provided by financing activities	$8,421,688	$1,615,000
Net increase in cash and cash equivalents	$5,116,765	$373,108
Cash - beginning of period	$1,153,941	$577,127
Cash - end of period	$6,270,706	$950,235

The Company does not currently have sufficient capital to sustain its operations for the next 12 months. To date, the Company has financed its operations from the Frenkel Convertible Note (as discussed below) and private sales of its securities exempt from the registration requirements of the Securities Act of 1933, as amended.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s prior independent registered public accounting firm has expressed uncertainty about the Company’s ability to continue as a going concern in their opinion attached to the Company’s financial statements for the year ended December 31, 2012.

Frenkel Convertible Note

On August 9, 2008, Global Recycling issued the Frenkel Convertible Note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum. Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants were exercised on August 28, 2013.

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

The Frenkel Convertible Note matured on August 9, 2010. However, Global Recycling entered into a Forbearance Agreement, dated August 11, 2010 (the “First Forbearance Agreement”), with Mr. Frenkel. The First Forbearance Agreement extended the maturity date of the Frenkel Convertible Note to March 31, 2012, and the interest rate was retroactively increased to 12.5% per annum, effective March 9, 2010. Also, the First Forbearance Agreement modified the default terms of the Frenkel Convertible Note such that the interest rate on the outstanding principal and unpaid accrued interest under the Frenkel Convertible Note would increase to 18% per annum upon the occurrence of an Event of Default. In connection with the First Forbearance Agreement, the Company issued to Mr. Frenkel warrants to purchase 400,000 shares of Global Recycling Common Stock at $.00025 per share with an expiration of December 31, 2011. Mr. Frenkel exercised all 400,000 warrants on August 11, 2010.

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

On August 15, 2013, the Company sold an aggregate of 2,650,000 shares of Common Stock to twenty-three accredited investors in consideration for $2,650,000 ($1.00 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

On September 30, 2013, the Company sold an aggregate of 4,390,000 shares of Common Stock to thirty accredited investors and one non-accredited investor in consideration for $4,390,000 ($1.00 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

Going Concern Uncertainties

As of September 30, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties and have been prepared assuming that the Company will continue as a going concern.

Our plans to address these matters include raising additional financing through offering shares of capital stock in private and/or public offerings of securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facility, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy.

Capital Expenditures

For the nine months ended September 30, 2013, the Company had material capital expenditures of $3,846,364, consisting of equipment purchases for $2,879,399 and construction in process totaling $966,965.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures are not effective due to inadequate staffing to timely and accurately process all of the consolidated entities.  While the company maintains significant controls and procedures, there were defects that require remediation. Due to this weakness management has taken additional time to review all transactions to ensure the integrity of the financial reporting contained in this Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2013, we continued to implement our remedial procedures to correct the material weaknesses identified in our Form 10-Q for the period ending on March 31, 2013. Those procedures were as follows:

1.      Expanded our accounting policy and controls organization by recently hiring qualified accounting and finance personnel;

2.      Increased our efforts to educate our accounting personnel on the application of the internal control structure;

3.      Emphasized with management the importance of our internal control structure;

4.      Sought outside consulting services when our existing accounting personnel believed the complexity of an accounting transaction exceeded our internal capabilities.

We believe that the foregoing actions have vastly improved our internal control over financial reporting, as well as our disclosure controls and procedures. However, due to inadequate staffing we have not been able to assimilate the accounting systems of the recent acquisitions, process our daily transactions, and maintain timely financial reporting.  We intend to commit additional resources to attempt to avoid material weaknesses in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2013, the Company issued unregistered securities as follows:

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

On June 18, 2013, the Company issued an aggregate of 20,000 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 1, 2013, the Company issued an aggregate of 40,000 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 15, 2013, the Company issued an aggregate of 2,650,000 shares of Common Stock to twenty-three investors at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 28, 2013, the Company issued an aggregate of 470,400 shares of Common Stock for the cashless exercise of 480,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.25 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one warrant for one share of Common Stock. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 13, 2013, the Company issued an aggregate of 77,000 shares of Common Stock to one investor in consideration for equipment at a price of $1.00 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 23, 2013, the Company issued an aggregate of 12,598 shares of Common Stock to one investor in consideration for consulting services at a price of $1.00 per share. The investor had sufficient sophistication and knowledge of the Company and the financing transaction. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 27, 2013, the Company issued an aggregate of 445,000 shares of Common Stock to the GSS Shareholders, pursuant to the GSS Agreement, by and among the Company, Acquisition Sub #7, GSS Automotive Recycling, and the GSS Shareholders, pursuant to which Acquisition Sub #7 assumed the operations and all of the assets of GSS Automotive Recycling’s business. The shares of Common Stock issued pursuant to the GSS Agreement are restricted under Rule 144 promulgated under the Securities Act. The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder

On September 30, 2013, the Company issued an aggregate of 4,390,000 shares of Common Stock to thirty-one investors at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because thirty of the purchasers represented that they were “accredited investors” as such term is defined under the Securities Act,  and the non-accredited investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: November 18, 2013	By: /s/ John Lorenz
John Lorenz
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2013	By: /s/ Alicia Williams
Alicia Williams
Chief Financial Officer
(Principal Financial Officer)