Form 10-K
period 2013-12-31
GlyEco, Inc.
filed 2014-04-15
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 20,043,912 shares of its Common Stock, par value $0.0001 per share, were held by non-affiliates of the registrant.  The aggregate market value of those shares was $24,854,451 based on the closing sale price of $1.24 on such date as reported on the OTCQB Market system. Shares held by executive officers, directors, and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 31, 2014, the Registrant had 51,619,364 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission. Also note that we include a cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Cautionary Note Regarding Forward-Looking Statements” included in the beginning of this report and “Risk Factors” beginning on page 13 of this Annual Report.

Item 1. Business

Unless otherwise noted, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Company Overview

We are a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets. We are the largest independent glycol recycler in the United States, as measured by revenue and number of locations. Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application.  We are dedicated to conserving natural resources, limiting liability for waste generators, safeguarding the environment, and creating valuable green products.

We maintain our principal executive offices at 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044.  Our telephone number at that office is (866) 960-1539.  Our website address is www.glyeco.com.  Our stock is traded on the OTCQB under the symbol “GLYE.”

We currently operate seven processing centers in the United States. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey (the “NJ Processing Center), (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland. We discontinued our operations in Newell, West Virginia in November of 2013. Customers in this region are currently serviced through our Maryland and New Jersey processing centers.

Our operations span several regions, but the physical collection and disposal of waste is very much a local business. The dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the company while maintaining day-to-day operating decisions at the local level, closest to the customer.

In 2013, we completed implementation of the first phase of GlyEco TechnologyTM upgrades at our NJ Processing Center despite delays caused by permitting and inclement weather, including the effects of Hurricane Sandy. While Hurricane Sandy did not cause any significant physical damage to our NJ Processing Center, the surrounding area experienced extensive flooding, power failures, and disruption of transportation, power, communications, and government permitting services, therefore causing unexpected delays to our upgrades. The NJ Processing Center relies on third-party rail and truck transportation to receive waste glycol materials for processing and to deliver recycled glycol to our customers.  We currently lease a fleet of 12 railcars and intend to add to this fleet accordingly as our production capacity increases.

We began producing and selling ASTM E1177 Type EG-1 recycled glycol (“T1TM”) from multiple feedstock sources in August of 2013, and we continue to sell T1TM recycled glycol in commercial quantities. Customer response is very favorable and demand for T1TM recycled glycol exceeds our current processing capabilities. We have begun a second phase of GlyEco TechnologyTM upgrades at the NJ Processing Center to increase our volumes of T1TM and other glycol products. The second phase will include the installation of additional storage, increased throughput capabilities, and enhanced technological components.

We completed a pilot program with a national waste collection company in July 2013. This program enables GlyEco to collect waste glycols from landfills across the country for recycling. The program is in its initial stages, and we plan to increase its scope, capabilities and collection volumes in 2014.

Our processing centers in Minnesota, Indiana, Florida, South Carolina, South Dakota, and Maryland offer waste glycol collection, recycling, and disposal services. These processing centers employ truck drivers to pick up waste glycols, transport the material to their recycling facilities, and recycle the waste glycol into fully formulated antifreeze, heat-transfer fluids, and recycled glycols. These products are resold into the market, often to the same customers that generate the waste.  We currently provide collection, recycling, and disposal services to over 3,500 waste glycol generators, an increase of over 160% compared to year-end 2012.

In addition to increasing our base of waste generating customers, the company has completed upgrades to improve quality and expand processing capabilities and capacity at each of our processing centers. The following upgrades were made to our processing centers in 2013:

●
Minnesota Processing Center relocated from a 2,000 square foot multi-tenant space to a 10,000 square feet stand-alone building. The company has completed initial upgrades at this new facility, including new circulation and vacuum pumps, piping, and other equipment. Processing capacity increased by 248% in 2013. Additional upgrades are in process and due to be completed during Q2 2014.

●
Indiana Processing Center has completed initial upgrades, including improved filtration systems, advanced pre-treatment equipment, increased storage capacity, and an additional delivery truck.  Processing capacity increased by approximately 150% in 2013.

●
Florida Processing Center has completed initial upgrades, including an improved vacuum distillation system, advanced post treatment equipment, and additional pumps and piping.  Processing capacity has increased by 10,000 gallons. An additional collection truck was added to the business, allowing for expansion of our customer base. Secondary containment increased to 110% of state, local and U.S. required compliancy codes. Additional upgrades are planned to further expand production capabilities.

●
New Jersey Processing Center has completed initial upgrades of the proprietary GlyEco TechnologyTM, including the installation of a high efficiency, primary treatment process, advanced pre-treatment equipment, advanced post-treatment equipment, and increased storage capacity. We continue to implement substantial upgrades to the processing center’s infrastructure to further automate the recycling process and increase volume.

●
South Carolina Processing Center has completed initial upgrades, including the installation of a tri-flow reflux nozzle, advanced pre-treatment equipment, advanced post-treatment equipment, and expanded tank capacity of 43,500 gallons. Production capability increased over 25% in 2013. These technology and equipment upgrades enable the South Carolina Processing Center to process waste polyester by-product into high quality recycled material in commercial quantities. Customer base increased approximately 265% during 2013.

●
South Dakota Processing Center has completed initial upgrades, including a steam cooler, pumps, piping, and additional equipment. Processing capacity has increased by 14,000 gallons. Additional upgrades are in process and due to be completed in 2014. Customer base increased approximately 8.75% during 2013.

●
Maryland Processing Center has completed initial upgrades, installing additional equipment, pumps and piping. Production capacity has increased by approximately 26,000 gallons. Secondary containment increased to 110% of state, local and U.S. required compliancy codes.

Going forward, in the United States, we intend to build on the past year’s growth. We intend to increase production of T1TM recycled glycol and increase our customer base for that product offering. We plan to expand the number of waste glycol generators we service and expand those services in to new markets. We intend to increase our customer base for fully formulated antifreeze, HVAC fluids, and recycled glycols. We will continue to expand recycling services into new markets.  Further, we will continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.

Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™ in Europe, Canada, China, and elsewhere.

Our Technology

Our founders began developing innovative new methods for recycling glycols in 1999.  We saw a need in the market to improve the quality of recycled glycol and to clean more types of waste glycol in a cost efficient manner. Each type of industrial waste glycol contains a different set of impurities which traditional waste antifreeze processing just doesn't clean effectively. And, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

We spent ten years on research and development, independent market validation, and financial analysis to determine the most advantageous business position for expanding what we believe to be groundbreaking technologies.  The result is our breakthrough patent-pending processing system, GlyEco TechnologyTM. Our inventive technology removes challenging pollutants, including esters, organic acids, high dissolved solids and high-undissolved solids. Our technology also has the added benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our quality assurance and control program, which includes independent lab testing, seeks to ensure consistently high quality, American Society for Testing and Materials (“ASTM”) standard compliant recycled material.

We have received verification from multiple American Association for Laboratory Accredited (A2LA) laboratories that our recycled glycol meets the specifications of the ASTM E1177 Type EG-1 standard, which is the official standard for refinery-grade glycol.

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

(2)	Primary Treatment – Our primary treatment uses distillation.

(3)
Post Treatment - Our proprietary post-treatment systems remove any remaining impurities in an innovative and proprietary application of ion exchange resins, removing the last traces of chlorides, sulfates, esters, glycolates, and formates.  ASTM has established maximum allowable concentrations of chlorides and sulfates for automotive antifreeze grade recycled materials.  Standards for maximum allowable levels of esters, glycolates, and formates are in development.  We believe our GlyEco Technology™ will remove contaminants to meet future standards.  Finally, the materials that we recycle pass through our GlyEco Quality Assurance Program, which includes in-house and independent lab purity testing. After successfully completing this testing, the recycled materials will be considered GlyEco Certified® recycled glycol and will be staged for delivery to our customers.

Industry Overview1

Background on Glycol

Glycols are man-made liquid chemicals derived from natural gas and crude oil —non-renewable and limited natural resources.   Glycols are used as a base chemical component in five primary industries: (1) Automotive; (2) Heating, Ventilation, and Air Conditioning (“HVAC”); (3) Textiles, (4) Airline, and (5) Medical.

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

During use in these industries, glycol becomes contaminated with impurities.  Impurities in waste glycol vary depending on the industry source, with each waste stream containing different amounts of water, glycols, dirt, metals, and oils.  Most waste glycol is landfilled, sent to waste water treatment, released to surface water, or disposed of improperly, wasting an important natural resource and causing a negative effect on our environment.  Because of rapid biodegradability of glycol, the U.S. Environmental Protection Agency (“EPA”) allows disposal by “release to surface waters." However, when glycols break down in water they deplete oxygen levels, which kill fish and other aquatic life.  Exposure to ethylene glycol can be hazardous and may cause death for humans, animals, birds, fish, and plants.

There are different types of glycol, including propylene glycol and ethylene glycol.  Our GlyEco TechnologyTM focuses generally on ethylene glycol but can be modified to work with any type of glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol.  Glycols are also used in other applications such as paints and coatings, but these uses do not produce waste glycol, thus are not relevant to our business.

Glycol Market

World-wide consumption for ethylene glycol is over 5.5 billion gallons per year with an expected growth rate of approximately 6% from 2013 to 2018.  China and the United States are the largest consumers of ethylene glycol. While the growth rate has slowed, demand continues to exceed supply for ethylene glycol, largely because of growth in polyester manufacturing used to make clothing, plastic containers, and plastic beverage bottles.2

Despite the negative effects waste glycol can have on people and the environment, the majority is disposed of rather than recycled.  The EPA has estimated that only 12% of waste antifreeze is recycled, equaling around 25 to 30 million gallons recycled per year (EPA; WEBA Corporation).

Glycol Recycling

Companies began recycling waste glycol in the 1980s.  Material technological advances and market acceptance of recycled glycol did not occur until the 1990s, but recyclers rarely processed any other type of glycol than waste automotive antifreeze.  To this day, recyclers still generally focus on automotive antifreeze, as waste glycol from the other industries have unique impurities and are challenging to process.  There are approximately 25-30 independent glycol recyclers in the United States.  Additionally, a few used motor-oil recyclers who operate in multi-state regions also collect and recycle waste antifreeze. The most common methods of glycol recycling include distillation, nanofiltration, and electrodialysis.

1 Any and all references to third parties herein represent our understanding based upon publicly available information.
2 Etbylene Oxide Market and Ethylene Glycol Market: Global Industry Analysis, Raw Material and Consumption, Trends, Size, Share, and Forecast, 2012 – 2018, PR WEB, August 11, 2013, http://www.prweb.com/releases/2013/8/prweb11013470.htm.

Glycol Recycling Standards

The ASTM, Original Equipment Manufacturers (“OEM”), and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol. ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products.  ASTM sets both performance standards (e.g., specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards.  One standard, ASTM E1177, provides specifications on the purity level of glycol.  ASTM has subdivided its ASTM E1177 glycol specification into two levels, Type I (“T1TM”) and Type II (“T2TM”). T1TM specifications are consistent with virgin glycol.  Recycled glycol can also meet the T1TM standard, but none of the competitors that we are aware of meet this standard.  Meeting the T1TM standard is important, as it determines what price customers are willing to buy the recycled product for.  Customers in the polyester manufacturing industries generally require a product that is equivalent or exceeds T1TM standards, as do Original Equipment Manufacturers (“OEMs”) (e.g., automobile manufacturers).  T2TM was established to define a product with more impurities than those in a T1TM product.  Glycols that are T2TM can only be used in a limited number of applications (e.g. automotive antifreeze) and only certain customers are willing to purchase T2TM glycol (e.g. certain national automobile service chains).  We believe that only a few ethylene glycol recycling companies currently meet T2TM requirements, and none meet T1TM requirements on a commercial scale.

Glycol Pricing2

Glycol is a commodity, and prices vary based upon supply, demand, and feedstock costs.  On the supply side, there are a few companies that control the majority of virgin glycol production worldwide (e.g. MEGlobal, SABIC, and Formosa Group).  These producers establish the market pricing of glycol with their sales to large polyester companies (e.g. Indorama, Sinopec, DAK Americas, and M&G Group) and antifreeze blenders (E.g. Old World, Prestone, and Valvoline).  Large producers affect market pricing with short- and long-term supply and capacity.  For example, month-to-month fluctuation in pricing often derives from planned and unplanned temporary shutdowns of refineries for maintenance and repair.  Upstream feedstock costs, including the price of crude oil and natural gas, also have some influence on the price of glycol.  On the demand side, the automotive antifreeze and polyester industries are the major drivers of downstream demand.  Generally, the demand for glycol is highest in the months leading up to winter for use in automotive antifreeze and in the months leading up to summer for use in plastic bottles for water and other drinks.

Over the last ten years, the average sales price for virgin ethylene glycol shipped by truck or rail was approximately $4.69 per gallon.  The current benchmark price for virgin ethylene glycol is approximately $5.40 per gallon. While demand for glycol often tapers in April and May due to decreased need in the antifreeze market, prices may stay higher than normal as supply is expected to be tight due to heavy maintenance and temporary shutdowns of multiple production facilities.

Glycerine – A Potential Substitute for Glycol

Antifreeze producers continue to evaluate base fluids other than ethylene glycol (or propylene glycol).  The primary candidate is glycerine.  Glycerine is becoming more available since it is a by-product of bio-diesel fuel production, which is growing rapidly in the United States.  Glycerine has properties similar to those of ethylene glycol when it is diluted with water, as in antifreeze.  Glycerine is being evaluated in blends of 10.0% to 20.0% with ethylene glycol and as a total replacement for ethylene glycol.  Recently, ASTM finalized specifications on glycerin-based antifreeze, but adoption of the new base fluid has been limited.  Major changes would have to be made in the industry for glycerin to make a major dent in the use of glycol.  For example, pure glycerine starts to solidify at 62.6°F. 96.0% glycerine (the minimum concentration of which is used in antifreeze concentrate currently) begins to solidify at 46.4°F, versus about 0°F for ethylene glycol based antifreeze concentrate.  To obtain the same freeze protection (-34°F) as 50/50 service strength ethylene glycol-based antifreeze, 60.0% glycerin would be required.  Because glycerine from bio-diesel plants must be refined prior to use in antifreeze, since it must be used at higher ratios with water to obtain the same freeze protection as ethylene glycol-based antifreeze, and since glycerine would have to be shipped in a more dilute form than ethylene glycol-based antifreeze concentrate to avoid freezing at common winter temperatures, the actual cost advantages of glycerine over ethylene glycol is still being determined.  In any event, we believe that our processing centers could be modified to recycle glycerine-based antifreeze.  We will continue to monitor the evaluation of glycerine as a base fluid for antifreeze.  Although we do not view glycerine as a significant threat to the achievement of our financial projections, we could make changes to our processing centers, as necessary.

2 Pricing information in this section comes from ICIS Chemical Business and is based upon shipment of mono-ethylene glycol by rail or truck.

Competitors

We face competition both in the recycling and virgin glycol sectors.

The glycol recycling industry is comprised primarily of independent recyclers who operate within their own geographic region. The industry is fragmented with approximately 25-30 independent recyclers spread out across the United States. Most operations are companies still owned by the original entrepreneur that founded the company, or a division of a larger chemical operation where glycol recycling is only a small portion of the business. Additionally, a few used motor-oil recyclers who operate in multi-state regions also collect and recycle waste antifreeze.  These companies often use what we consider unsophisticated technologies and outdated equipment with limited capacity and poor quality control processes.  Consequently, we believe that most operations (1) produce substandard products, (2) cannot be trusted to produce consistent batches of recycled product, and (3) do not have the capacity to provide product to major buyers.  The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze. This material is often mixed with refinery-grade glycol to dilute remaining impurities and because the quality does not meet the standards of many buyers and certain industries as a whole.  These glycol recycling competitors actively seek to purchase waste glycol from local, regional, and national collectors, competition which can increase the price to obtain such waste.

Other competitors include refinery grade glycol manufacturers (e.g. MEGlobal and SABIC), antifreeze producers (e.g. Prestone and Old World), and waste collectors (e.g. Safety Kleen).  While these competitors have a large footprint and access to resources, they have not traditionally focused on glycol and we believe that they do not have the recycling technology to produce high quality products–such that we receive waste glycol from some of these companies.

While there is a possibility of competitors (both from existing antifreeze glycol recyclers and from new entrants into the glycol recycling industry) producing recycled glycol that can meet ASTM Type 1 standards in commercial volumes, there are several barriers to entry.  Potential competitors entering the Type 1 recycled glycol market would first need to develop technology that produces comparable quality recycled material without violating any of our intellectual property. We are not aware of any such systems currently in development. This solved, potential competitors would need to purchase or build sufficient facilities to service the North American territory. Finally, potential competitors would need to establish or build relationships with target customers to obtain waste glycol material in large volumes.  While these challenges are not insurmountable, we believe they would take significant time to overcome.

Competitive Strengths

We believe our business possesses the following competitive strengths which position us to serve our customers, grow our revenues and profits, and maintain a competitive edge over other companies in our sector:

Multiple Recycling Facilities.   We operate seven processing centers servicing multiple waste glycol producing regions. Providing waste glycol disposal services to national and regional waste collectors has increased. We believe multi-region clients prefer a business partner who is experienced with hazardous waste disposal regulations, is a publically traded company, and has a large operating footprint with conveniently located disposal centers. We believe our sales growth with large disposal clients and national recycled glycol customers will continue due to our experience and larger footprint. We also believe having centralized management of multiple locations will streamline administrative functions, elevate our logistics and decrease costs such as transportation and personnel.

Proprietary Technology.  We believe our GlyEco TechnologyTM gives us distinct advantages in servicing our clients, creating premium products, and controlling our costs. We can cost effectively process waste glycol created by industries who often pay to dispose of this hazardous waste. Many of our waste disposal clients are concerned with cradle-to-grave products liability, we believe that our GlyEco TechnologyTM will give them greater incentive to dispose of their material with a company that handles the waste responsibly and will recycle it into a quality product. We have begun producing T1TM recycled glycol and are selling it in our target price range, similar to refinery-grade pricing.

Diversified Feedstock Supply Network.  We obtain our waste glycol supply through a combination of direct collection activities and aggregation from third-party collectors.  We believe our balanced direct and indirect approach to obtaining waste is highly advantageous, maximizing total supply and minimizing infrastructure.  We collect waste glycol directly from approximately 3,500 generators —including oil change service stations, automotive and heavy equipment repair shops, and brokers— which reduces our reliance on any single supplier.  We also receive waste glycol from five or six large waste collectors, which allows us to benefit from large volumes of waste without the infrastructure needed to support collection and customer service management.

Relationships with Customers.  All of the companies that we acquired have established and personal relationships with their feedstock and off take customers, having provided a high level of product and customer service to their clients for up to fifteen years.  Because all general managers have continued with the Company and have a vested interest in the Company succeeding, we believe our relationships with these parties will be strong and could lead to expanded feedstock supply through customer referral and brand recognition in the local community.

Experienced Management Team.  We are led by a management team with expertise in glycol recycling, waste management, finance, and operations.  Each member of our executive management team has more than 10 years of industry experience, and have executed plans similar to GlyEco’s plan moving forward—including upgrading processing centers, consolidating industries through mergers and acquisitions, and expanding glycol recycling businesses through organic growth.  Each plant manager has over 13 years of experience in the glycol recycling business.  We believe the strength of our management team will help our success in the marketplace.

Strategy

Our strategy is to increase production by continuing to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad while realizing synergies from recent acquisitions.  We will expand our waste glycol disposal services and waste glycol recycling services to additional industries within our regions. The principal elements of our business strategy are to:

Integrate and Increase Profits. We intend to continue integrating and implementing best practices across our recent acquisitions and all aspects of our processing centers, including financial, staffing, technology, products and packaging, and compliance. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We have begun to implement standardized accounting, invoicing, and logistics management systems across our operations.

We intend to implement computerized customer relationship management, dispatch and inventory control systems in 2014. We have implemented the initial phase of our GlyEco® brand strategy and will continue to build brand equity via marketing initiatives. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

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

Expand the New Jersey Processing Center. We have completed the first phase of technology installation and are producing Type 1 compliant recycled glycol for commercial use. We have begun the second phase of expansion to our processing capacity in order to meet customer demand for larger quantities of our T1™ recycled glycol and to process additional types of glycol. This includes an investment in additional equipment and build-out services that leverage the existing facilities while increasing capacity, improving cost efficiencies and increasing throughput. We believe this expansion will over time increase the margins we obtain on our products and the amount of sales.

Pursue Selective Strategic Relationships or Acquisitions. We intend to grow our market share by consolidating feedstock supply through partnering with waste collection companies, leveraging recently acquired relationships, or acquiring other companies with glycol recycling operations. We plan to focus on partnerships and acquisitions that not only add revenue and profitability to our financials but those that have long-term growth potential and fit with the overall goals of the Company.

New Market Development. We have completed the initial processing center expansions necessary to diversify our customer base into new markets. During 2013, we began processing waste glycols from the textile, HVAC, and airline industries at some of our processing centers. We intend to continue this growth into new markets and underserved industries. We plan to implement additional capacity at our processing centers to allow them to process additional types of waste glycol streams and therefore to serve any prevailing new markets in their respective geographic areas.

Enter International Markets. We intend to explore opportunities to expand operations and technology into international markets. We have developed several relationships in markets where we believe glycol recycling is an underserved market, including Europe, Asia, Canada, Mexico, and South America. We believe that moving into international markets will further establish the Company as a leader in glycol recycling and will increase profitability.

Suppliers

We conduct business with a number of waste glycol generators, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste.  We collect waste glycol directly from over 3,300 generators, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol.  We also receive waste glycol from five to ten waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste.  At our processing centers, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors.  We normally collect waste glycol from waste generators in volumes between 50 to 100 gallons.  We also receive waste glycol in 5,000 gallon tanker trucks from waste collectors. Our glycol concentrate processing centers generally receive their material from waste collectors, brokers, glycol manufacturers, and other larger waste sources; these processing centers receive the waste material by rail in 20,000 gallon loads or by truck in 5,000 gallon loads.  Depending on the type of waste glycol and the chemical composition of that glycol, we can be paid by the generators to take the material, take it for free, or pay for the material. We plan to expand our feedstock sources at all processing centers as we increase capacity and storage.

Customers

We sell to a variety of customers including automotive garages, vehicle fleet operations, antifreeze blenders, the U.S. government, and others.  Our processing centers most often sell their recycled antifreeze product back to their feedstock suppliers—including oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, and vehicle fleet operations—in volumes of 50 to 100 gallons per order.  However, they also sell material in volumes of 1,000 to 5,000 gallons per order to distributors who resell normally into the automotive industry.  Our processing centers agree with their customers to a fixed pricing for recycled antifreeze which is below refinery grade pricing. Pricing at our processing centers will change from time to time based upon market conditions.  Our T1TM processing center sells concentrated glycol, mainly to the military or government, antifreeze blenders, and distributors in volumes of 5,000 to 20,000 gallons per order.  We normally sell this based on the spot price market for refinery grade glycol.

Seasonality

Our business is affected by seasonal factors, mainly the demand for automotive antifreeze and plastic bottles, which can affect our sales volume and the price point.  Because the demand for automotive antifreeze is highest in winter months, our processing centers often see an increase in sales during the first and fourth quarters.  Generally, our processing centers have slower second and third quarters, but this trend is not absolute and will depend on the climate in that facility’s region and how quickly the business is growing.  As the Company diversifies recycling services in to additional industries, some of this seasonality may be reduced.

Our T1™ processing centers can be affected not only by the volume collected and sold in colder months but also by the spot and contract pricing of refinery grade glycol (e.g. what MEGlobal and SABIC are selling glycol for in domestic and international markets).  Generally, the demand for glycol peaks in the months leading up to winter for the use in automotive antifreeze, heating systems and aircraft deicing fluids. Glycol demand is also high in the months leading up to summer as production increases for plastic food containers, water and beverage bottles, and increases in use of air conditioning system fluids.  Because the finished products at our T1™ processing centers are normally based upon the spot market, the pricing can be influenced by seasonal demand for antifreeze and plastic bottles.  However, there are many other variables that can affect the pricing of glycol, including supply being affected by refinery shutdowns and other upstream conditions.

National and International Regulation

Although glycol can be considered a hazardous material, there are few federal rules or regulations governing its characterization, transportation, packaging, processing, or disposal (e.g. handling). Typically any regulations that address such activities occur at either the state and/or county level and can vary significantly from region to region.  For example, while a majority of states do not regulate the resale of recycled glycol in any manner, a few states do regulate the quality of recycled glycol that can be resold in the market as antifreeze by requiring that all branded recycled antifreeze be tested and approved before resale can occur.

Regarding the handling of waste glycol, most states have little to no regulation specifically regarding the handling of waste glycol.  Instead, the handling of waste glycol is typically regulated under state-level hazardous waste and solid waste regulations. Waste glycol is not automatically characterized as a hazardous waste by the states, but it can be considered hazardous if the waste material is tested and contains a certain amount of contaminants, such as lead.  For example, the State of Indiana published guidance explaining that used antifreeze is not a “listed” hazardous waste, but it can be identified as a hazardous waste if it is contaminated from use or mixture with other wastes.  Importantly, a handful of states grant an exception to handlers of waste glycol allowing them to not have to test their waste material if its destination is a recycling facility. This is a notable exception that allows the glycol recycling industry to function without significant barriers. For example, the State of Minnesota does not require used antifreeze destined for recycling to be evaluated. Additionally, some states exempt the handling of waste glycol from the application of state-level hazardous waste regulations if the waste material is recycled according to certain best management practices (BMPs) identified by the states. BMPs often relate to the labeling and storage of waste glycol and to proper recordkeeping. For example, the State of Florida exempts used antifreeze generated by vehicle repair facilities from the application of the state’s hazardous waste regulations if it is recycled according to the BMPs outlined by the state. The handling of waste glycol is also often regulated by state-level solid waste regulations, as such regulations typically define “solid waste” to include spent liquids. However, similar to state-level hazardous waste regulations, an exception sometimes applies that exempts the handling of waste glycol from the application of state-level solid waste regulations if the waste glycol is being recycled and therefore does not pose any threat to public health or the environment.

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

Internationally, the regulation of waste glycol varies from country to country. Some countries have strong regulations, meaning they specifically identify waste glycol as a hazardous waste that requires particular handling (e.g. transportation, collection, processing, packaging, resale, and disposal). Other countries have fewer regulations, meaning they do not specifically identify waste glycol as a hazardous waste that requires particular handling, allowing producers of waste glycol to dispose of the waste in ways that may harm the environment. Europe and Canada have strong regulations. Aside from the United States, Canada, and Europe, the remainder of the world generally has weak regulations. Despite strong regulations in certain parts of the world, we believe the United States is the only market with an established glycol recycling industry. Strong regulations are favorable for glycol recyclers because it causes waste generators to track their waste—resulting in more waste glycol supply for recyclers, and therefore potentially lower prices for raw material.

Intellectual Property

On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Office claiming priority to the provisional patent application that we filed in August of 2012.  We maintain and use several service marks including “GlyEco®”, “Innovative Green Chemistry®”, “GlyEco Certified®”, “GlyEco TechnologyTM”, “G-TECHTM”, “T1TM”, and “T2TM”.  In addition, we have developed a website and have registered www.glyeco.com as our domain name, which contains information we do not desire to incorporate by reference herein.

Employees

We have thirty-one full-time employees, including John Lorenz, our Chief Executive Officer.

Of the thirty-one employees, ten are drivers and twenty-one are executive, sales, and administrative staff.  In addition to the employees, we use five consultants on a monthly basis and engage other consultants on a project basis.  We believe all of our employee relations to be good.

Corporate History

The Company was formed in the State of Nevada on October 21, 2011. On October 21, 2011, the Company became a wholly-owned subsidiary of Environmental Credits, Inc. ("ECVL"). On November 21, 2011, ECVL merged itself into the Company (the "Reincorporation"). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

On December 30, 2011, Global Recycling's wholly owned subsidiary, Global Acquisition Corp. #6 ("Global Sub #6"), a Delaware corporation, was dissolved. Global Sub #6 ceased operations on December 31, 2009, when the assets (including rights to additive formula and goodwill) were sold in an exchange for the common shares of Global Recycling. Prior to its sale, Global Sub #6 operated as a chemical company selling additives used in producing antifreeze and heat transfer fluid from recycled ethylene glycol. Sales of additives were discontinued upon the sale of the assets effective December 31, 2009.

On January 9, 2012, the Company, and its wholly owned subsidiary, Global Recycling, consummated a merger pursuant to which Global Recycling merged with and into the Company (the "Global Merger"), with the Company being the surviving entity.

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reverse merger consummated on November 28, 2011, were cancelled upon the consummation of the Merger.

Business Developments

Acquisition of Evergreen Recycling, Inc.

Effective January 1, 2013, the Company acquired Evergreen Recycling Co., Inc., an Indiana corporation ("Evergreen"), pursuant to an Asset Purchase Agreement, dated December 31, 2012 (the "Evergreen Agreement"), by and among the Company, Evergreen, the selling principal of Evergreen (the "Evergreen Selling Principal"), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #2”).

Evergreen operates a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen's personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in exchange for a $59,304 cash payment, 377,372 unregistered shares of the Company's Common Stock, valued at then current fair market value of $1.57, determined by using the average closing price from the preceding five days up to the transaction closing date, and assumption of Evergreen's current payables totaling $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Processing Center

On December 10, 2012, we entered into the following agreements allowing us to rent real property and equipment and receive manufacturing, distribution, and consulting services with the entities and their sole owner, who is a member of our Board of Directors, as more fully described below.

Effective January 1, 2013, and beginning on February 1, 2013, GlyEco Acquisition Corp. #4, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #4”) entered into an operating Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals"), whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

Effective January 1, 2013, and beginning on February 1, 2013, as a part of the same transaction, Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), a related party, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years. The Company also entered into a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia") and related party as its sole owner is on our Board of Directors, in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company.

Effective December 10, 2012, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, we executed a Manufacturing and Distribution Agreement (the “M&D Agreement”) with Full Circle and a consulting agreement with Mr. Ioia, whereby Full Circle, under the supervision of Mr. Ioia, operates Full Circle to process recyclable glycol streams and sell glycol as remanufactured product at our direction.   Under the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business using the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of us and to use the Intellectual Property (“IP”) sold to us by Mr. Ioia covering the worldwide right, title, and interest in Mr. Ioia’s exclusive glycol remanufacturing process.  We acquired the IP for consideration of $2,000,000 in cash and 3,000,000 unregistered shares of the Company’s common stock valued at $0.50 per share in 2012. Mr. Ioia became a director of the Company on January 15, 2013.

Interim Management Agreement with MMT Technologies, Inc.

Effective August 26, 2013, GlyEco Acquisition Corp. #3, an Arizona corporation and wholly owned corporation of the Company (“Acquisition Sub #3”) entered into an Interim Management Agreement with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), and the principal of MMT Technologies (the “MMT Principal”), pursuant to which Acquisition Sub #3 assumed operations of MMT Technologies’ antifreeze recycling business in anticipation of the closing of the transaction contemplated by that certain Asset Purchase Agreement entered into on May 24, 2012, by and between the Company, Acquisition Sub #3, MMT Technologies, and the MMT Principal (the “MMT Agreement”).

Pursuant to the Interim Management Agreement, the Company (through Acquisition Sub #3) purchased two vehicles and assumed control of MMT Technologies’ business and all of the assets to be assigned to Acquisition Sub #3 pursuant to the MMT Agreement in exchange for $50,000 in cash, which will be deducted from the aggregate purchase price outlined in the MMT Agreement.

On March 21, 2014, the Company consummated the MMT Acquisition, by acquiring all business and all assets in exchange for 204,750 shares of restricted common stock, par value $0.0001, of the Company valued at a current fair market value of $1.03 per share determined by using the average closing price from the preceding five days up to the transaction closing date.

Merger of GSS Automotive Recycling, Inc. with and into GlyEco Acquisition Corp. #7

Effective September 30, 2013, GSS Automotive Recycling, Inc., a Maryland corporation (“GSS Automotive Recycling”), merged with and into GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #7”), with Acquisition Sub #7 continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger, dated September 27, 2013 (the “GSS Agreement”), by and among the Company, Acquisition Sub #7, GSS Automotive Recycling, and the GSS Shareholders.

Pursuant to the GSS Agreement, the Company (through Acquisition Sub #7) purchased all of the issued and outstanding shares of GSS Automotive Recycling’s common stock from the GSS Shareholders in exchange for $430,000 in cash and 455,000 unregistered shares of the Company’s Common Stock, valued at the then current fair market value of $1.12 per share determined by using the average closing price from the preceding five days up to the transaction closing date.

As a result of the merger, Acquisition Sub #7 has assumed operations and all of the assets of GSS Automotive Recycling’s business located in Landover, Maryland, relating to processing recyclable glycol streams, primarily used as antifreeze, and reselling glycol as remanufactured product. We are in the process of integrating their operations into ours.

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

Risks Related to Our Business and Financial Condition

Going Concern. At December 31, 2013, we had $4,393,299 in cash on hand, and we do not currently have enough capital to sustain our operations for the next 12 months. In their report dated April , 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations. To date, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include raising additional financing through offering its shares of our capital stock in private and/or public offerings, and through debt financing if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations

We may need to obtain additional funding to continue to implement our business strategy.  If we are unable to obtain additional funding, our business operations may be harmed, and if we do obtain additional financing, then existing stockholders may suffer substantial dilution.   We may require additional funds to sustain our operations and institute our business plan.   We anticipate incurring monthly operating expenses, which includes compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $200,000 per month, for an indefinite period of time.  Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders and may adversely affect the market price of our Common Stock.

We have a limited operating history and our business model is new and unproven, which makes it difficult to evaluate our future prospects.   Because of our limited history, our proposed operations are subject to all of the risks inherent in a new business enterprise.  We have had limited revenues to date on which to base an evaluation of our business and prospects.  Although our management has experience operating various businesses, there can be no assurance that we will perform in a manner similar to prior projects owned or operated by our management.  In addition, such other businesses’ prior performance is not necessarily indicative of the results that may be experienced by the Company or our stockholders with respect to an investment in our securities.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup of new businesses and the environment in which we will operate.  Some of these risks relate to the potential inability to:

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

If we cannot protect our intellectual property rights, our business and competitive position will be harmed.  Our success depends, in large part, on our ability to obtain and enforce our patent, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. We anticipate being able to protect our proprietary rights from unauthorized use by third parties to the extent that such rights are covered by a valid and enforceable patent.  On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Offices claiming priority to the provisional patent application that we filed in August of 2012 (the “Patent”).  Our potential patent position involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty.  Moreover, if a patent is awarded, our competitors may infringe upon our patent or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patent or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

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

Disruptions in the supply of feedstock could have an adverse effect on our business. We depend on the continuing availability of raw materials, including feedstock, to remain in production.  A serious disruption in supply of feedstock, or significant increases in the prices of feedstock, could significantly reduce the availability of raw materials at our processing centers.  Additionally, increases in production costs could have a material adverse effect on our business, results of operations and financial condition.  For example, there are enough competitors vying for waste antifreeze from the automotive industry that supply can be difficult to find at times.  Similar supply and feedstock cost issues have been seen in the waste lube oil market.

Operation of the New Jersey Processing Center and the GlyEco Technology™ at the New Jersey Processing Center are dependent upon a Manufacturing and Distribution Agreement entered into with Full Circle Manufacturing Group, Inc. Our New Jersey Processing Center is currently operated at our direction by Full Circle Manufacturing Group, Inc., a New Jersey corporation (“Full Circle”) a related party as its owner is a member of our Board of Directors, pursuant to the terms of a Manufacturing and Distribution Agreement entered into on December 10, 2012, between Full Circle and GlyEco Acquisition Corp. #4, an Arizona corporation and wholly-owned subsidiary of the Company. Our operation of the New Jersey Processing Center and the implementation of the GlyEco Technology™ at the New Jersey Processing Center are dependent upon this agreement remaining in effect. The agreement expires on December 31, 2017, and is subject to termination by Full Circle should we materially breach any of its terms. Our failure to maintain this agreement or renew the agreement on financially acceptable terms could have a material adverse effect on our business and financial results.

We can provide no assurance that the upgrades to our GlyEco Technology™ at the New Jersey Processing Center will go as planned. While we expect the upgrades to our GlyEco Technology™ to produce increased volumes of T1™ and other glycol products, the upgrades may fail to produce such increased volumes due to circumstances either within or outside of our control.  Any such failure could have a material adverse effect on our business, prospects, or financial results.

Environmental, health and safety requirements could expose us to material obligations and liabilities and affect our profitability.  We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. The consequence for violating such requirements can be material. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, if a release of hazardous substances occurs on or from our properties or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at any of our properties or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, for example, costs of investigation and cleanup of the contamination, natural resource damages, damage to properties and personal injuries.

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

We are dependent upon our key personnel.  Our success is largely dependent upon the personal efforts and abilities of our management and certain other key personnel as the recycled glycol industry is complex.   We are substantially dependent upon the continued services of John Lorenz, our founder, and Chief Executive Officer.  As a director and our Chief Executive Officer, Mr. Lorenz will have significant authority to control our business strategy and our other business decisions.  The holders of any of our equity securities will have no right or power to take part in the management of the Company, unless required by applicable law or our governing documents.  Accordingly, no prospective investor should acquire any of our equity securities without being willing to entrust all aspects of the management of the Company to Mr. Lorenz.  Additionally, we are dependent upon Richard Geib, our Chief Technical Officer.  Mr. Geib is one of the members of our team who has significant contacts and experience in the recycled glycol industry.  As of the date of this Annual Report, we have not entered into effective Employment Agreements with Messrs. Lorenz and Geib.  The loss of Messrs. Lorenz or Geib could have a material adverse effect on our results of operations and financial condition.  We intend to explore key-man insurance on such individuals, but we presently have no such insurance and there can be no assurance that such individuals are insurable or insurable at commercially reasonable rates.

Our ability to operate the Company effectively could be impaired if we fail to attract additional key personnel.  Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our management and certain other key personnel.  However, our future success will depend on, among other factors, our ability to attract and retain additional qualified personnel, including research professionals, technical sales professionals, and engineers.  Our failure to attract or retain these additional qualified personnel could have a material adverse effect on our business or business prospects.

Messrs. Lorenz and Geib have agreed to certain invention assignment and confidentiality restrictions that we may not be able to enforce.   Messrs. Lorenz and Geib are not parties to and are not restricted by any non-competition or non-solicitation agreement.  As the primary members of our management team, Messrs. Lorenz and Geib will be exposed to all of our confidential information and will develop all of our corporate strategies.  We cannot be certain that Messrs. Lorenz or Geib will not compete with the Company in the future.  Moreover, we cannot be certain that the invention assignment and confidentiality restrictions set forth in the nondisclosure agreements will be enforceable under applicable law.  Even if a dispute arises that is ultimately resolved in our favor, any litigation associated with such invention assignment, and confidentiality restrictions could be time consuming, costly, and distract our focus from effectuating our business plan.

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

We may continue to grow through acquisitions, which would either dilute ownership of our existing stockholders or increase interest expense.  In connection with any future acquisitions, we may issue a substantial number of shares of our Common Stock as transaction consideration and also may incur significant debt to finance the cash consideration used for acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions

Our efforts to grow through acquisitions may be affected by a decrease in qualified targets and an increase of cost to acquire.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities identified.  Also, competition for acquisition targets may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.

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

We may not be able to manage our growth.  We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities on our management to, among other things, maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following factors could present difficulties to us: lack of sufficient executive-level personnel at the facility level, increased administrative burden, lead times associated with acquiring additional equipment; availability of suitable acquisition candidates and availability of additional capacity of trucks, rail cars, and processing equipment; and the ability to provide focused service attention to our customers.

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

We have limited control over the prices that we charge for our products.  The prices of glycol in 2012 and 2013 were higher than the average sales price over the last nine or ten years.  The primary force driving those high prices was a tight world-wide supply/demand balance and a shortage of supply/capacity in the United States.  We expect that new plants throughout the world may be opened in the next few years for virgin glycol production.  We expect that these new plants will return supply/demand to a reasonable balance.  Accordingly, we expect that the prices that we will be able to charge for our products will decline over time, which could reduce our revenues and adversely affect our profitability.  Additionally, if our products gain acceptance and attract the attention of competitors, we may experience pressure to decrease the prices we charge for our products, which could adversely affect our revenue and our gross margin.  If we are unable to offer our products at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth will slow, our margins may shrink, and our business and financial results will suffer.

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

Market regulation may affect our business plan.  We intend to conduct business in the glycol recycling industry in North America.  We are unable to predict changes in governmental regulations or policies that may influence or inhibit our ability to deliver compliant products and services to market.  The recycled glycol industry is highly regulated and is subject to changing political, regulatory, and other influences.  Forced changes through legislation and regulations adopted by United States, state, or foreign governmental agencies may disrupt our business processes and strategies.  Continued compliance with newly enacted rules and regulations could be costly and require complex changes in our products and operations.  We are unable to predict future rules or regulations with any certainty or to predict the effect they would have on our business, products, or services.  Accordingly, there is significant uncertainty concerning competitive pressures and the impact on our actual and prospective customers.  There can be no assurance that heightened or new regulations will not come into effect or that such regulation will not have a detrimental impact on the Company and our planned business.

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

Certain conflicts of interests exist.  Certain persons or entities affiliated with the law firms that have acted as corporate counsel or securities counsel and accounting consultants to the Company, directly or indirectly, own shares of our capital stock and/or options or agreements to acquire shares of our capital stock.  Potential conflicts exist by virtue of these ownership positions by professional service providers.

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

There is no active market for our Common Stock. One may never develop or if developed, be sustained and you could lose your investment in our Common Stock. Currently, our Common Stock is quoted on the OTCQB under the symbol “GLYE.” Our Common Stock currently trades in small volumes. There can be no assurance that any trading market will ever develop or be maintained on the OTCQB. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market.  The market price of our common stock may also fluctuate significantly in response to the following factors, some which are beyond our control:

·             actual or anticipated variations in our quarterly operating results;

·             changes in securities analysts’ estimates of our financial performance;

·             changes in market valuations of similar companies;

·             increased competition;

·             announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

·             loss of a major customer or failure to complete significant transactions;

·             additions or departures of key personnel; and

·             the number of shares in our public float.

The trading price of our common stock on OTCQB since our reverse merger has ranged from a high of $2.99 on April 30, 2012, to a low of $0.77 on March 4, 2014. The last reported price of our common stock on the OTCQB on March 31, 2014 was $1.06.

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

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Our Common Stock is a "penny stock" under the rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.   The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

■	that a broker or dealer approve a person's account for transactions in penny stocks; and

■	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

■	obtain financial information and investment experience objectives of the person; and

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044.  Our telephone number at that office is (866) 960-1539. We also lease a small office space located at 10429 South 51st Street, Suite 235, Phoenix, AZ 85044 for accounting and legal purposes.  The monthly base rent for this office space is $2,900. The lease term expires on February 28, 2015.

Our Minnesota processing center leases approximately 9,600 square feet of property located at 796 29th Avenue SE, Minneapolis, MN 55414. The monthly base rent for this location is currently $3,368.  The base rent will gradually increase until the lease term expires on March 31, 2021.

Our Indiana processing center leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $3,500.  The base rent will gradually increase until the lease term expires on December 31, 2017.

Our Florida processing center leases approximately 4,200 square feet of property located at 4302 Holden Road, Lakeland, FL 33811. The monthly base rent for this location is $2,500.  The lease term expires on August 31, 2018.

Our New Jersey processing center leases approximately 174,000 square feet of property at 534 S. Front Street, Elizabeth, NJ 07202.  The monthly base rent for this location is $30,000.  The lease term expires on December 31, 2017.

Our South Carolina processing center leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $2,800. The base rent will gradually increase until the lease term expires on October 28, 2017.

Our South Dakota processing center leases approximately 3,600 square feet of property located at 46991 Mindy Street, Tea, SD 57064. The monthly base rent for this location is $2,100.  The lease term expires on December 31, 2017.

Our Maryland processing center leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $6,378.  The rent will gradually increase until the lease term expires on December 31, 2017.

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

	High ($)	Low ($)

2012
1st Quarter	$1.89	$1.01
2nd Quarter	$2.81	$1.26
3rd Quarter	$2.30	$1.76
4th Quarter	$1.90	$1.20

2013
1st Quarter	$1.99	$0.99
2nd Quarter	$1.39	$0.90
3rd Quarter	$1.35	$0.90
4th Quarter	$1.40	$1.03

As of March 31, 2014, the closing sale price for our Common Stock as reported on the OTC Bulletin Board system was $1.06.  As of March 31, 2014, there were approximately 979 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	3,800,900	$0.94	2,699,100

Equity compensation plans not approved by security holders:

None	0	0	0
Total	10,548,506	$0.73	2,794,100

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2013, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of December 31, 2013, we have issued options to purchase an aggregate of 3,800,900 shares of our Common Stock originally reserved under the 2012 Plan.

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

On January 1, 2013, the Company issued an aggregate of 377,372 shares of Common Stock at a price of $0.50 per share to the Evergreen Selling Principal pursuant to the “Evergreen Agreement in consideration for the business, properties and substantially all of the assets of Evergreen. The shares of Common Stock issued pursuant to the Evergreen Agreement are restricted under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

On January 24, 2013, the Company issued an aggregate of 20,132 shares of Common Stock to one non-accredited investor for the cashless exercise of 30,000 stock options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.52 per share of Common Stock. The stock options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each stock option exercised.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.

On February 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one accredited investor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such investor represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 15, 2013, the Company issued an aggregate of 2,673,578 shares of Common Stock to forty-two accredited investors at a price of $0.65 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act. The primary placement agent for this private placement offering was Security Research Associates, Inc. The Company paid an aggregate cash fee of $77,541 to the placement agent in connection with the offering and issued to the placement agent warrants to purchase up to 116,060 shares of Common Stock at an exercise price of $1.25 per share.

On February 15, 2013, the Company issued an aggregate of 940,000 shares of Common Stock and 2,342,740 shares of Series AA Preferred Stock to one investor in consideration for the Note Conversion Agreement at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares are restricted under Rule 144 promulgated under the Securities Act.

On February 20, 2013, the Company issued an aggregate of 10,000 shares of Common Stock to two non-accredited investors in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 27, 2013, the Company issued an aggregate of 36,842 shares of Common Stock to one non-accredited investor in consideration for equipment at a price of $0.95 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 1, 2013, the Company issued an aggregate of 65,800 shares of Common Stock to one accredited investor in consideration for equipment at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 25, 2013, the Company issued an aggregate of 13,103 shares of Common Stock to one non-accredited investor for the cashless exercise of 20,000 stock options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.35 per share of Common Stock. The stock options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each stock option exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On April 1, 2013, the Company issued an aggregate of 123,077 shares of Common Stock to one accredits investor in consideration for rent at a price of $0.65 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2013, the Company issued an aggregate of 97,368 shares of Common Stock to one accredited investor for the cashless exercise of 100,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $0.95 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each warrant exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 7, 2013, the Company issued an aggregate of 97,845 shares of Common Stock to one accredited investor for the cashless exercise of 100,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.16 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each warrant exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 18, 2013, the Company issued an aggregate of 20,000 shares of Common Stock to one non-accredited investor in consideration for consulting services at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 1, 2013, the Company issued an aggregate of 40,000 shares of Common Stock to one non-accredited investor in consideration for consulting services at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 15, 2013, the Company issued an aggregate of 2,650,000 shares of Common Stock to twenty-three accredited investors at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act. The primary placement agents for this private placement offering were Security Research Associates, Inc. and Tripoint Global Equities, LLC. The Company paid an aggregate cash fee of $182,000 to the placement agents in connection with the offering and issued to the placement agents warrants or options to purchase up to 267,750 shares of Common Stock at an exercise price of $1.50 per share.

On August 28, 2013, the Company issued an aggregate of 470,400 shares of Common Stock to one accredited investor for the cashless exercise of 480,000 warrants at an exercise price of $0.025 per share. The closing price on the OTCQB Market on the day of exercise was $1.25 per share of Common Stock. The warrants exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each warrant exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 13, 2013, the Company issued an aggregate of 77,000 shares of Common Stock to one non-accredited investor in consideration for equipment at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 23, 2013, the Company issued an aggregate of 12,598 shares of Common Stock to one non-accredited investor in consideration for consulting services at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 27, 2013, the Company issued an aggregate of 455,000 shares of Common Stock to the GSS Shareholders, pursuant to the GSS Agreement, by and among the Company, Acquisition Sub #7, GSS Automotive Recycling, and the GSS Shareholders, pursuant to which Acquisition Sub #7 assumed the operations and all of the assets of GSS Automotive Recycling’s business. The shares of Common Stock issued pursuant to the GSS Agreement are restricted under Rule 144 promulgated under the Securities Act. The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

On September 30, 2013, the Company issued an aggregate of 4,390,000 shares of Common Stock to thirty-one investors at a price of $1.00 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because thirty of the purchasers represented that they were “accredited investors” as such term is defined under the Securities Act, and the non-accredited investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act. The primary placement agents for this private placement offering were Security Research Associates, Inc. and Tripoint Global Equities, LLC. The Company paid an aggregate cash fee of $107,100 to the placement agents in connection with the offering and issued to the placement agents warrants or options to purchase up to 115,850 shares of Common Stock at an exercise price of $1.50 per share.

On December 5, 2013, the Company issued an aggregate of 59,016 shares of Common Stock to one non-accredited investor for the cashless exercise of 100,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.22 per share of Common Stock. The options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each option exercised.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2013, and 2012, with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

We are a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets. We are the largest independent glycol recycler in the United States, as measured by revenue and number of locations. Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application.  We are dedicated to conserving natural resources, limiting liability for waste generators, safeguarding the environment, and creating valuable green products.

We currently operate seven processing centers in the United States. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey (the “NJ Processing Center”), (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland. We discontinued our operations in Newell, West Virginia in November of 2013. Customers in this region are currently serviced through our Maryland and New Jersey processing centers.

Our operations span several regions, but the physical collection and disposal of waste is very much a local business. The dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we drive greater overall operating efficiency across the Company while maintaining day-to-day operating decisions at the local level, closest to the customer.

In 2013, we completed implementation of the first phase of GlyEco TechnologyTM upgrades at our NJ Processing Center despite delays caused by permitting and inclement weather, including the effects of Hurricane Sandy. While Hurricane Sandy did not cause any significant physical damage to our NJ Processing Center, the surrounding area experienced extensive flooding, power failures, and disruption of transportation, power, communications, and government permitting services, therefore causing unexpected delays to our upgrades. The NJ Processing Center relies on third-party rail and truck transportation to receive waste glycol materials for processing and to deliver recycled glycol to our customers.  We currently lease a fleet of 12 railcars and intend to add to this fleet accordingly as our production capacity increases.

We began producing and selling ASTM E1177 Type EG-1 recycled glycol (“T1TM”) from multiple feedstock sources in August of 2013, and we continue to sell T1TM recycled glycol in commercial quantities. Customer response is very favorable and demand for T1TM recycled glycol exceeds our current processing capabilities. We have begun a second phase of GlyEco TechnologyTM upgrades at the NJ Processing Center to increase our volumes of T1TM and other glycol products. The second phase will include the installation of additional storage, increased throughput capabilities, and enhanced technological components.

We completed a pilot program with a national waste collection company in July 2013. This program enables GlyEco to collect waste glycols from landfills across the country for recycling. The program is in its initial stages, and we plan to increase its scope, capabilities and collection volumes in 2014.

Our processing centers in Minnesota, Indiana, Florida, New Jersey, South Carolina, South Dakota, and Maryland offer waste glycol collection, recycling, and disposal services. These processing centers employ truck drivers to pick up waste glycols, transport the material to their recycling facilities, and recycle the waste glycol into fully formulated antifreeze, heat-transfer fluids, and recycled glycols. These products are resold into the market, often to the same customers that generate the waste.  We currently provide collection, recycling, and disposal services to over 3,500 waste glycol generators, an increase of over 160% compared to year-end 2012.

In addition to increasing our base of waste generating customers, the Company has completed upgrades to improve quality and expand processing capabilities and capacity at each of our processing centers. The following upgrades were made to our processing centers in 2013:

·
Minnesota Processing Center relocated from a 2,000 square foot multi-tenant space to a 10,000 square feet stand-alone building. The company has completed initial upgrades at this new facility, including new circulation and vacuum pumps, piping, and other equipment. Processing capacity has increased by 248%. Additional upgrades are in process and due to be completed during Q2 2014.

·
Indiana Processing Center has completed initial upgrades, including improved filtration systems, advanced pre-treatment equipment, increased storage capacity, and an additional delivery truck.  Processing capacity has increased by approximately 150%.

·
Florida Processing Center has completed initial upgrades, including an improved vacuum distillation system, advanced post treatment equipment, and additional pumps and piping.  Processing capacity has increased 10,000 gallons. An additional collection truck was added to the business, allowing for expansion of our customer base. Secondary containment increased to 110% of state, local and U.S. required compliancy codes. Additional upgrades are planned to further expand production capabilities.

·
New Jersey Processing Center has completed initial upgrades of the proprietary GlyEco TechnologyTM, including the installation of a high efficiency, primary treatment process, advanced pre-treatment equipment, advanced post-treatment equipment, and increased storage capacity. We continue to implement substantial upgrades to the processing center’s infrastructure to further automate the recycling process and increase volume.

·
South Carolina Processing Center has completed initial upgrades, including the installation of a tri-flow reflux nozzle, advanced pre-treatment equipment, advanced post-treatment equipment, and expanded tank capacity of 43,500 gallons. Production capability has increased over 25%. These technology and equipment upgrades enable the South Carolina Processing Center to process waste polyester by-product into high quality recycled material in commercial quantity. Customer base increased approximately 265% during 2013.

·
South Dakota Processing Center has completed initial upgrades, including a steam cooler, pumps, piping, and additional equipment. Processing capacity was increased by 14,000 gallons. Additional upgrades are in process and due to be completed in 2014. Customer base increased approximately 8.75% during 2013.

·
Maryland Processing Center has completed initial upgrades, installing additional equipment, pumps and piping. Production capacity has increased by approximately 26,000 gallons. Secondary containment increased to 110% of state, local and U.S. required compliancy codes.

Going forward, in the United States, we intend to build on the past year’s growth. We intend to increase production of T1TM recycled glycol and increase our customer base for that product offering. We plan to expand the number of waste glycol generators we service and expand those services in to new markets. We intend to increase our customer base for fully formulated antifreeze, HVAC fluids, and recycled glycols. We will continue to expand recycling services into new markets.  Further, we will continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.

Internationally, we are exploring several different strategic partnerships and business models to implement our GlyEco Technology™ in Europe, Canada, China, and elsewhere.

Strategy

Our strategy is to increase production by continuing to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad while realizing synergies from recent acquisitions.  We will expand our waste glycol disposal services and waste glycol recycling services to additional industries within our regions. The principal elements of our business strategy are to:

Integrate and Increase Profits. We intend to continue integrating and implementing best practices across our recent acquisitions and all aspects of our processing centers, including financial, staffing, technology, products and packaging, and compliance. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We have begun to implement standardized accounting, invoicing, and logistics management systems across our operations.

We intend to implement computerized customer relationship management, dispatch and inventory control systems in 2014. We have implemented the initial phase of our GlyEco® brand strategy and will continue to build brand equity via marketing initiatives. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

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

Expand the New Jersey Processing Center. We have completed the first phase of technology installation and are producing Type 1 compliant recycled glycol for commercial use. We have begun the second phase of expansion to our processing capacity in order to meet customer demand for larger quantities of our T1™ recycled glycol and to process additional types of glycol. This includes an investment in additional equipment and build-out services that leverage the existing facilities while increasing capacity, improving cost efficiencies and increasing throughput. We believe this expansion will over time increase the margins we obtain on our products and the amount of sales.

Pursue Selective Strategic Relationships or Acquisitions. We intend to grow our market share by consolidating feedstock supply through partnering with waste collection companies, leveraging recently acquired relationships, or acquiring other companies with glycol recycling operations. We plan to focus on partnerships and acquisitions that not only add revenue and profitability to our financials but those that have long-term growth potential and fit with the overall goals of the Company.

New Market Development. We have completed the initial processing center expansions necessary to diversify our customer base into new markets. During 2013, we began processing waste glycols from the textile, HVAC, and airline industries at some of our processing centers. We intend to continue this growth into new markets and underserved industries. We plan to implement additional capacity at our processing centers to allow them to process additional types of waste glycol streams and therefore to serve any prevailing new markets in their respective geographic areas.

Enter International Markets. We intend to explore opportunities to expand operations and technology into international markets. We have developed several relationships in markets where we believe glycol recycling is an underserved market, including Europe, Asia, Canada, Mexico, and South America. We believe that moving into international markets will further establish the Company as a leader in glycol recycling and will increase profitability.

Results of Operations

Fiscal Year ended December 31, 2013 to Fiscal Year Ended December 31, 2012

Net Sales

For the fiscal year ended December 31, 2013, Net Sales were $5,538,005, compared to $1,266,295 for the year ended December 31, 2012, an increase of $4,271,710 or 337.3%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013.

Cost of Goods Sold

For the fiscal year ended December 31, 2013, our Costs of Good Sold was $5,193,445, compared to $1,021,332 for the fiscal year ended December 31, 2012, representing an increase of $4,172,113, or approximately 408.5%.  The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the fiscal year ended December 31, 2013, we realized a gross profit of $344,560, compared to $244,963 for the year ended December 31, 2012, an increase of $99,597 or 40.7%.  The increase in gross profit was primarily due to an increase in production capabilities from new facilities added in 2013 and related sales growth. Our gross profit margin for the year ended December 31, 2013 was approximately 6.2%, compared to approximately 19.3% for the year ended December 31, 2012.  The decrease in gross profit margin is primarily attributable to additional, one-time costs for the integration, training, and process standardization at our facilities, which were expensed as incurred. These additional costs at times caused the production costs per unit to exceed the revenues per unit produced at certain facilities.

Operating Expenses

For the year ended December 31, 2013, operating expenses increased to $3,763,352 from $1,930,439 for the year ended December 31, 2012, representing an increase of $1,832,913, or approximately 95.0%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $680,196 for the fiscal year ended December 31, 2013, from $623,949 for the fiscal year ended December 31, 2012, representing an increase of $56,247, or approximately 9.0%.  The increase is primarily attributable to our current year expansion into new markets and the desire to maintain continuity of leadership while integrating recent acquisitions.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $830,677 for the year ended December 31, 2013, from $467,023 for the year ended December 31, 2012, representing an increase of $363,654, or 77.9%.  The increase is due to the additional hiring of employees and salary increases attributable to the new operations and related administrative support for activities added in 2013.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $1,065,288 for the year ended December 31, 2013, from $124,660 for the year ended December 31, 2012, representing an increase of $940,628, or 755.0%.   The increase is due to an increase in the issuance of 1,787,400 compensatory options and 1,439,560 compensatory warrants to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the fiscal year ended December 31, 2013, Legal and Professional Fees decreased to $286,728 from $300,674 for the fiscal year ended December 31, 2012, representing a decrease of $13,946 or approximately 4.6%.  The decrease is due to a reduction in the outsourcing of legal and professional work. This work is now increasingly performed in house as we expand our staff and add qualified personnel to support our current and planned scope of operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the fiscal year ended December 31, 2013, G&A Expenses increased to $900,463 from $414,133 for the fiscal year ended December 31, 2012, representing an increase of $486,330, or approximately 117.43%.  This increase is primarily due to the amortization of intangible assets relating to new facilities in 2013, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the fiscal year ended December 31, 2013, Other Income and Expenses increased to $594,335 from $184,355 for the fiscal year ended December 31, 2012, representing an increase of $409,980, or approximately 222.4%.  Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the fiscal year ended December 31, 2013 increased to $2,496 from $1,206 for the fiscal year ended December 31, 2012, representing an increase of $1,290 or approximately 107%.  The increase was due to increased cash to support increased working capital requirements associated with new facilities in 2013.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the fiscal year ended December 31, 2013, Interest Expense increased to $592,788 from $185,561 for the fiscal year ended December 31, 2012, representing an increase of $407,227 or approximately 219.4%.  The increase was mainly due to the interest expense related to the Company's capital lease obligation and the expense associated with the warrants issued in 2013 for the Frenkel Conversion Agreement discussed under Liquidity and Capital Resources, which was partially offset by reduced interest expense associated with the convertible note payable.

Liquidity & Capital Resources; Going Concern

As of December 31, 2013, we had $5,649,024 in current assets, consisting of $4,393,299 in cash, $898,934 in accounts receivable, $53,732 in prepaid expenses, $34,868 due from related parties, and $268,191 in inventories. We had total current liabilities of $2,146,223 consisting of accounts payable and accrued expenses of $1,271,674, due to related parties of $582,682, note payable of $6,504, and the current portion of capital lease obligation of $285,363. We had total non-current liabilities of $1,199,451 consisting of note payable of $9,877, and the non-current portion of capital lease obligation of $1,189,574.  Net cash used by operating activities for the year ended December 31, 2013, was $1,452,692 while the loss from operations was $3,418,792 for the same period.  The difference arises from non-cash transactions comprised of stock issued for goods and services $553,360, stock-based compensation of $1,065,288, depreciation and amortization of $441,472, and warrants issued in a note conversion of $392,170, partially offset by changes in working capital due to 2013 transactions.

During the year ended December 31, 2013, we raised $8,546,386 through equity financing for a total of $8,178,471, net of financing costs of $367,915.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our plans to address these matters include, realizing synergies and cost efficiencies with current year acquisitions, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies. We have acquired four glycol recycling businesses, and are in discussions with five other companies to acquire their glycol recycling businesses.

We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The table below sets forth certain information about the Company’s liquidity and capital resources for the fiscal years ended December 30, 2013 and 2012:

	For the Fiscal Year Ended
	December 31, 2013	December 31, 2012
Net cash (used in) operating activities	$(1,452,692)	$(1,769,669)
Net cash (used in) investing activities	$(3,243,765)	$(2,057,781)
Net cash provided by financing activities	$7,935,815	$4,404,264
Net increase (decrease) in cash and cash equivalents	$3,239,358	$576,814
Cash - beginning of period	$1,153,941	$577,127
Cash - end of period	$4,393,299	$1,153,941

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. During 2012 and 2013, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the fiscal year ended December 31, 2013, the Company raised $8,546,386 from private sales of our securities.

Frenkel Convertible Note

On August 9, 2008, Global Recycling issued a convertible promissory note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum (the “Frenkel Convertible Note”). Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible into 575,350 shares, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application, including the GlyEco TechnologyTM Patent. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants expire on September 8, 2013.

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

On May 25, 2011, Global Recycling entered into a second forbearance agreement (the “Second Forbearance Agreement”) with Mr. Frenkel. The terms of the Frenkel Convertible Note, the maturity date of March 31, 2012, and the interest rate of 12.5% per annum remained unchanged from the First Forbearance Agreement. Pursuant to the Second Forbearance Agreement, Global Recycling granted Mr. Frenkel warrants to purchase up to 1,000,000 shares of Global Recycling common stock for $.0001 per share until May 25, 2015. The warrant agreement provides that the warrant shares shall not be reduced for a reverse stock split. The Second Forbearance Agreement expired on December 31, 2011 because the Company did not pay the accrued and payable interest of $431,692.  As a result of failing to pay the interest due, the Company was in default on the Frenkel Convertible Note.

Pursuant to the Merger, the Company assumed the Frenkel Convertible Note, Second Forbearance Agreement, and warrants issued by Global Recycling to Mr. Frenkel in connection with the Frenkel Convertible Note.

On April 3, 2012, GlyEco entered into a Note Conversion Agreement (the "Conversion Agreement") with Mr. Frenkel. The terms of the Conversion Agreement extended the maturity date for the Frenkel Convertible Note to December 31, 2013.  Interest continued to accrue at a rate of 12.5% compounding semi-annually. Any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement were waived by Mr. Frenkel.  The Conversion Agreement further states that Mr. Frenkel will convert all money owed into a combination of Common and Preferred Stock on the date that the Company has received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement. $470,000 of the debt will be converted into Common Stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The remainder will be converted into Series AA Preferred Stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower.  The Series AA Preferred Stock shall in all features be the same as Common Stock, with three primary exceptions: (i) the Series AA Preferred Stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA Preferred Stock is redeemable at December 31, 2013, if not converted into Common Stock by that date; and (iii) the Series AA Preferred Stock shall have priority in payment upon liquidation over Common Stock.

On February 15, 2013, the Company reached an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement.  Upon satisfaction of this term, the Company issued to Mr. Frenkel 940,000 shares of Common Stock at a price of $0.50 per share and 2,342,750 shares of Series AA Preferred Stock at a price of $0.50 per share to retire the convertible note payable.  The warrants were expensed to interest expense with an estimated fair value of $392,170.  Interest expense of $24,913 was recorded at the time the notes payable were converted to the common and Series AA preferred stock.

On December 31, 2013, the Company and Mr. Frenkel entered into an Amendment No. 1 to the Conversion Agreement, pursuant to which the redemption date of the Series AA Preferred Stock was extended to January 31, 2014. On January 31, 2014, the Company and Mr. Frenkel entered into an Amendment No. 2 to the Conversion Agreement, pursuant to which the redemption date of the Series AA Preferred Stock was further extended to March 15, 2014.

On March 14, 2014, Mr. Frenkel converted the Series AA Preferred Stock under the Conversion Agreement into 2,342,750 shares of Common Stock at a price of $0.50 per share.  As consideration for the extension of the redemption date of the Series AA Preferred Stock, an additional 262,763 shares of Common Stock were issued at a price of $0.50 per share. Of these combined shares, 1,946,280 shares were issued to Mr. Frenkel, and 659,223 shares were issued to Triage Capital Management L.P.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the conversion with each such warrant having an exercise price of $1.00.  Therefore, Mr. Frenkel was issued warrants to purchase 2,605,513 shares of Common Stock in connection with the conversion.

Private Financings

On February 15, 2013, the Company sold an aggregate of 2,673,578 shares of Common Stock to forty-two accredited investors in consideration for $1,737,786 ($0.65 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.  356,000 of these shares were non-cash repayments of outstanding payable balances.  356,000 of these shares were issued as non-cash repayments of outstanding payable balances

On August 15, 2013, the Company sold an aggregate of 2,650,000 shares of Common Stock to twenty-three accredited investors in consideration for $2,650,000 ($1.00 per share) under Section 4(2) and Rule 506 of Regulation D of the Securities Act.

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

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2013 and 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
GlyEco, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GlyEco, Inc. and subsidiaries as of December 31, 2013 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlyEco, Inc. and subsidiaries at December 31, 2013, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

April 15, 2014

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

/s/ Jorgensen & Co.
Jorgensen & Co.
(a registered public accounting firm)

April 15, 2013
Lehi, UT

GLYECO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012

ASSETS
Current Assets
Cash	$4,393,299	$1,153,941
Accounts receivable, net	898,934	116,963
Due from related parties	34,868	-
Prepaid expenses	53,732	12,550
Inventories	268,191	58,719
Total current assets	5,649,024	1,342,173

Property, Plant and Equipment
Machinery and equipment	3,719,344	756,047
Leasehold improvements	7,641	-
Accumulated depreciation	(328,803)	(70,641)
	3,398,182	685,406
Construction in process	2,117,001	-
Total property, plant and equipment	5,515,183	685,406

Other Assets
Deposits	80,708	-
Goodwill	779,303	159,484
Other intangibles, net	3,673,190	3,500,000
Total other assets, net	4,533,201	3,659,484

Total assets	$15,697,408	$5,687,063

LIABILITIES, MEZZANINE, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,271,674	$184,134
Due to related parties	582,682	470,443
Accrued interest	-	616,462
Convertible note payable	-	1,000,000
Note payable	6,504	-
Capital lease obligation, related party	285,363	-
Total current liabilities	2,146,223	2,271,039

Non-Current Liabilities
Note payable	9,877	-
Capital lease obligation, related party	1,189,574	-
Total non-current liabilities	1,199,451	-

Total liabilities	3,345,674	2,271,039

Mandatorily redeemable Series AA convertible preferred stock, 2,342,740 shares issues and outstanding	1,171,375	-

Stockholders' Equity
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; 2,342,740 Series AA (above) issued and outstanding as of December 31, 2013 and none issued and outstanding as of December 31, 2012	-	-
Common stock: 300,000,000 shares authorized; $0.0001 par value; 48,834,916 and 36,149,985 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,884	3,615
Additional paid-in capital	24,541,809	12,765,616
Accumulated deficit	(13,366,334)	(9,353,207)
Total stockholders' equity	11,180,359	3,416,024

Total liabilities, mezzanine, and stockholders' equity	$15,697,408	$5,687,063

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2013 and 2012

	2013	2012

Net sales	$5,538,005	$1,266,295
Cost of goods sold ($2,274,345 related party for 2013)	5,193,445	1,021,332
Gross profit	344,560	244,963

Operating expenses
Consulting fees ($496,438 and $161,945 related party for 2013 and 2012, respectively)	680,196	623,949
Salaries and wages	830,677	467,023
Share-based compensation	1,065,288	124,660
Legal and professional fees	286,728	300,674
General and administrative ($48,123 related party for 2013)	900,463	414,133
Total operating expenses	3,763,352	1,930,439

Loss from operations	(3,418,792)	(1,685,476)

Other (income) and expenses
Interest income	(2,496)	(1,206)
Interest expense ($392,170 warrants issued for convertible note for 2013; $176,862 related party for 2013)	592,788	185,561
Other	4,043	-
Total other income and expenses	594,335	184,355

Loss before provision for income taxes	(4,013,127)	(1,869,831)

Provision for income taxes	-	-

Net loss	$(4,013,127)	$(1,869,831)

Basic and diluted loss per share	$(0.09)	$(0.07)

Weighted average common shares outstanding (basic and diluted)	45,527,044	26,402,477

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2011	22,858,235	$2,286	$5,880,271	$(7,483,376)	$(1,600,819)

Common shares for acquisition	4,171,750	417	2,357,333	-	2,357,750

Common shares for cash	8,920,000	892	4,303,372	-	4,304,264

Stock-based compensation expense	-	-	124,660	-	124,660

Warrants and options exercised	200,000	20	99,980	-	100,000

Net loss	-	-	-	(1,869,831)	(1,869,831)

Balance, December 31, 2012	36,149,985	3,615	12,765,616	(9,353,207)	3,416,024

Common shares for acquisition	835,810	84	1,118,089	-	1,118,173

Common shares for payment of goods and services	793,679	79	553,281	-	553,360

Common shares for note conversion	940,000	94	469,906	-	470,000

Warrants issued in conjunction with note conversion	-	-	392,170	-	392,170

Common shares for cash, net	9,357,578	936	8,177,535	-	8,178,471

Warrants and options exercised	757,864	76	(76)	-	-

Stock-based compensation expense	-	-	1,065,288	-	1,065,288

Net loss	-	-	-	(4,013,127)	(4,013,127)

Balance, December 31, 2013	48,834,916	$4,884	$24,541,809	$(13,366,334)	$11,180,359

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
Net cash flows from operating activities
Net loss	$(4,013,127)	$(1,869,831)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	258,162	70,641
Amortization	183,310	-
Stock-based compensation expense	1,065,288	124,660
Stock issued for conversion of accrued interest	24,913	-
Warrants issued in conjunction with note conversion	392,170	-
Stock and warrants issued for goods and services	553,360	-
Other	4,043	-
(Increase) decrease in operating assets and liabilities:
Accounts receivable, net	(689,651)	(81,865)
Due from related parties	(34,868)	-
Prepaid expenses	(121,890)	(12,550)
Inventories	(185,238)	(58,719)
Accounts payable and accrued expenses	989,597	(28,615)
Due to related party	112,239	(98,160)
Accrued interest	-	184,770
Other	9,000	-

Net cash used in operating activities	(1,452,692)	(1,769,669)

Investing activities
Cash paid for acquisitions	(539,304)	-
Purchase of equipment	(593,738)	(57,781)
Construction in process	(2,117,001)	-
Proceeds from sale of fixed assets	6,278	-
Purchase of intangible assets	-	(2,000,000)

Net cash used in investing activities	(3,243,765)	(2,057,781)

Financing activities
Repayment of debt	(3,619)	-
Repayment of capital lease	(239,037)	-
Proceeds from the sale of common stock	8,546,386	4,404,264
Stock issuance costs	(367,915)	-

Net cash provided by financing activities	7,935,815	4,404,264

Increase (decrease) in cash for year	3,239,358	576,814

Cash at the beginning of the year	1,153,941	577,127

Cash at end of the year	$4,393,299	$1,153,941

Supplemental disclosure of cash flow information
Interest paid during year	$122,510	$792
Taxes paid during year	$-	$-

Supplemental disclosure of non-cash investing and financing items
Common stock issued for acquisition	$1,118,173	$2,357,750
Common stock for goods and services	$553,360	$698,266
Common stock issued for convertible note, principal and interest	$470,000	$-
Series AA Preferred Stock issued for convertible note, principal and interest	$1,171,375	$-
Equipment under capital lease	$1,714,974	$-
Equipment purchased with debt	$20,000	$-

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

 NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the "Company", “we”, or “our”) is a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets. We are the largest independent glycol recycler in the United States, as measured by revenue and number of locations. Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application.  We are dedicated to conserving natural resources, limiting liability for waste generators, safeguarding the environment, and creating valuable green products.  We currently operate seven processing centers in the United States with our principal offices located in Phoenix, Arizona. Our processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey, (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

The Company was formed in the State of Nevada on October 21, 2011. On October 21, 2011, the Company became a wholly-owned subsidiary of Environmental Credits, Inc. ("ECVL"). On November 21, 2011, ECVL merged itself into its wholly-owned subsidiary, GlyEco, Inc. (the "Reincorporation"). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

We were formed to acquire the assets of companies in the business of recycling and processing waste ethylene glycol, and to apply a newly developed proprietary technology to produce ASTM E1177 Type I virgin grade recycled ethylene glycol to end users throughout North America.

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

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2013 have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”); GlyEco Acquisition Corp #2 ("Acquisition Sub #2”); GlyEco Acquisition Corp #3 ("Acquisition Sub #3”); GlyEco Acquisition Corp #4 ("Acquisition Sub #4”); GlyEco Acquisition Corp #5 ("Acquisition Sub #5”); GlyEco Acquisition Corp #6 ("Acquisition Sub #6”); and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”).

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. The Company operates as one segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the allowance of doubtful accounts, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, and the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives.

Cash and Cash Equivalents

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

Costs
Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs.  We have entered into a Manufacturing and Distribution Agreement (M&D Agreement) with Full Circle MFG Group, Inc. (“Full Circle”) to provide us with recycling and production services, which is included in related party in cost of goods sold as Full Circle is owned by a member of our Board of Directors.  Selling, general, and administrative costs are charged to operating expenses as incurred.  Research and development costs are expensed as incurred and are included in operating expenses.  Advertising costs are expensed as incurred. Total advertising costs for 2013 and 2012 were $86,000 and $4,000, respectively.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Accounts Receivable
Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due and we do not charge interest on past due balances. The Company writes off trade receivables when all collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

Inventory

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values. There was no allowance for obsolete inventory as of December 31, 2013 and 2012.

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. The upgrades to our NJ Processing Center are scheduled to be completed in 2014, at which time depreciation is expected to commence. As of December 31, 2013, the Company incurred and capitalized Construction in Process totaling $2,117,001. The estimated cost to be incurred in 2014 to complete upgrades at the processing center is approximately $2,000,000 million. Depreciation expense for the years ended December 31, 2013 and 2012, was $258,162 and $70,641, respectively.

For purposes of computing depreciation, the useful lives of property and equipment are:

Leasehold improvements	5 years
Machinery and Equipment	3-25 years

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

The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

●
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

●
Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability. Valuation is generated from model-based techniques with the unobservable assumptions reflecting our own estimate of assumptions that market participants would use in pricing the asset or liability.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Cash, accounts receivable, other current assets, accounts payable and other accrued liabilities, and shares of Series AA Preferred Stock are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital leases and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 3 input levels. The Company did not engage in any transaction involving derivative instruments. Fair value accounting has been applied to the initial valuation of warrants issued, intangible assets, and goodwill, which is discussed in the respective notes.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive.  These potentially dilutive securities excluded from the calculation include Series AA Preferred Stock, options and warrants. At December 31, 2013, these securities included warrants of 19,530,441 and stock options of 10,133,506 for a total of 29,663,947. At December 31, 2012, these securities included warrants of 12,307,558 and stock options of 6,837,606 for a total of 19,145,164. In addition, at December 31, 2013, there are 2,342,740 common shares that can potentially be issued upon the conversion of the Series AA Convertible Preferred Stock. There were no shares of Series AA Convertible Preferred Stock outstanding at December 31, 2012.

Provision for Taxes

The Company accounts for its income taxes in accordance with the Income Taxes Topic of ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718.  Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  The Company classifies all share-based awards as equity instruments.

See Note 12 for a description of the Company’s share-based compensation plans and information related to awards granted under the plans.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the goods or services on the grant date, whichever is more readily determinable.

Reclassification of Prior Year Amounts

Certain prior year numbers have been reclassified to conform to the current year presentation.  These reclassifications have not affected the net loss as previously reported.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 3 – Accounts Receivable

As of December 31, 2013 and 2012, the Company's net accounts receivable was $898,934 and $116,963, respectively.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes activity for the allowance for doubtful accounts:

	2013	2012
Beginning balance as of January 1,	$4,892	-
Bad debt expense	44,198	4,892
Charge offs, net	(1,163)	-
Ending balance as of December 31,	$47,927	4,892

NOTE 4 – Inventory

As of December 31, 2013 and 2012, the Company’s total inventories were $268,191 and $58,719, respectively.

December 31,	2013	2012
Raw materials	$76,165	$18,039
Work in process	47,106	31,569
Finished goods	144,920	9,111
Total inventories	$268,191	$58,719

NOTE 5 – Equipment

As of December 31, 2013 and 2012, the property, plant and equipment is being reflected net of accumulated depreciation as $5,515,183 and $685,406, respectively.

December 31,	2013	2012
Machinery and equipment	$3,719,344	$756,047
Leasehold improvements	7,641	-
Accumulated depreciation	(328,803)	(70,641)
	3,398,182	685,406
Construction in process	2,117,001	-
Total property, plant and equipment	$5,515,183	$685,406

Depreciation expense recorded during the years ended December 31, 2013 and 2012 was $258,162 and $70,641, respectively.

NOTE 6 – Acquisitions, Goodwill and Intangible Assets

We account for an acquisition of a business, as defined in ASC Topic 805, as required by an analysis of the inputs, processes and outputs associated with the transactions.  Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization.  We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date.  The effects of any revision are recorded to operations when the change arises.  We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired.  We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value.  Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss was recorded in 2013 and 2012 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Acquisition of Evergreen Recycling, Inc.

Effective January 1, 2013, the Company acquired Evergreen Recycling Co., Inc., an Indiana corporation ("Evergreen"), pursuant to an Asset Purchase Agreement, dated December 31, 2012 (the "Evergreen Agreement"), by and among the Company, Evergreen, Mr. Thomas Shiveley, the selling principal of Evergreen (the "Evergreen Selling Principal"), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #2”).

Evergreen operates a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

Pursuant to the Evergreen Agreement, the Company (through Acquisition Sub #2) acquired the business and all of the glycol-related assets of Evergreen, free and clear of any liabilities or encumbrances, consisting of Evergreen's personal property (equipment, tools, machinery, furniture, supplies, materials, and other tangible personal property), inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable (excluding trade accounts receivable equal to or greater than 90 days), goodwill, and miscellaneous assets, in exchange for a $59,304 cash payment, 377,372 unregistered shares of the Company's common stock, valued at the then current fair market value of $1.57, determined by using the average closing price from the preceding five days up to the transaction closing date, and assumption of Evergreen's current payables totaling $10,010.

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Processing Center

On December 10, 2012, we entered into the following agreements allowing us to rent real property, and equipment and receive manufacturing, distribution and consulting services with the entities and sole owner, who is a member of our Board of Directors, as more fully described below.

Effective January 1, 2013, and beginning on February 1, 2013, GlyEco Acquisition Corp. #4, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #4”) commenced an operating Lease Agreement with NY Terminals II, LLC, a New Jersey limited liability company ("NY Terminals") and related party, whereby Acquisition Sub #4 agreed to lease certain real property owned by NY Terminals for a five-year term at a monthly rate of $30,000.

Effective January 1, 2013, and beginning on February 1, 2013, as a part of the same transaction, Acquisition Sub #4 commenced a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), a related party, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years (refer to Note 8). The Company also commenced a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia"), in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company.

Effective December 10, 2012, as more fully described in our annual report on Form 10-K for the year ended December 31, 2012, we executed a Manufacturing and Distribution Agreement (the “M&D Agreement”) with Full Circle and a consulting agreement with Mr. Ioia, whereby Full Circle, under the supervision of Mr. Ioia, operates Full Circle to process recyclable glycol streams and sell glycol as remanufactured product at our direction.   Under the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business using the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of us and to use the Intellectual Property (“IP”) sold to us by Mr. Ioia covering the worldwide right, title, and interest in Mr. Ioia’s exclusive glycol remanufacturing process.  We acquired the IP for consideration of $2,000,000 in cash and 3,000,000 unregistered shares of the Company’s common stock valued at $0.50 per share in 2012. Mr. Ioia became a director of the Company on January 15, 2013.

Interim Management Agreement with MMT Technologies, Inc.

Effective August 26, 2013, GlyEco Acquisition Corp. #3, an Arizona subsidiary and wholly owned corporation of the Company (“Acquisition Sub #3”) entered into an Interim Management Agreement with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), and Otho N. Fletcher, Jr., principal of MMT Technologies (the “MMT Principal”), pursuant to which Acquisition Sub #3 assumed control of the operations of MMT Technologies’ antifreeze recycling business in anticipation of the closing of the transaction contemplated by that certain Asset Purchase Agreement originally entered into on May 24, 2012, by and between the Company, Acquisition Sub #3, MMT Technologies, and the MMT Principal (the “MMT Agreement”).

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Pursuant to the Interim Management Agreement, the Company (through Acquisition Sub #3) purchased two vehicles and assumed control of MMT Technologies’ business and all of the assets to be assigned to Acquisition Sub #3 pursuant to the MMT Agreement in exchange for $50,000 in cash, which will be deducted from the aggregate purchase price outlined in the MMT Agreement.

On March 21, 2014, the Company completed the MMT Acquisition, by acquiring all business and all assets in exchange for 204,750 shares of restricted common stock, par value $0.0001, of the Company valued at a current fair market value of $1.03 per share determined by using the average closing price from the preceding five days up to the transaction closing date.

Merger of GSS Automotive Recycling, Inc. with and into GlyEco Acquisition Corp. #7

Effective September 30, 2013, GSS Automotive Recycling, Inc., a Maryland corporation (“GSS Automotive Recycling”), merged with and into GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of the Company (“Acquisition Sub #7”), with Acquisition Sub #7 continuing as the surviving corporation and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger, dated September 27, 2013 (the “GSS Agreement”), by and among the Company, Acquisition Sub #7, GSS Automotive Recycling, Joseph Getz, an individual (“Getz”), and John Stein, an individual (“Stein” and collectively with Getz, the “GSS Shareholders”).

Pursuant to the GSS Agreement, the Company (through Acquisition Sub #7) purchased all of the issued and outstanding shares of GSS Automotive Recycling’s common stock from the GSS Shareholders in exchange for $430,000 in cash and 455,000 unregistered shares of the Company’s Common Stock, valued at the then current fair market value of $1.12 per share determined by using the average closing price from the preceding five days up to the transaction closing date.

As a result of the merger, Acquisition Sub #7 has assumed operations and all of the assets of GSS Automotive Recycling’s business located in Landover, Maryland, relating to processing recyclable glycol streams, primarily used as antifreeze, and reselling glycol as remanufactured product. We are in the process of integrating their operations into ours.

The acquisition of GSS includes a contingent consideration arrangement that requires the provision of $1.00 credit to the GSS Shareholders towards the purchase of additional shares of the Company for each additional $1.00 of Gross Profits (as defined in the GSS Agreement) that Acquisition Sub #7 earns in excess of $72,000 through December 31, 2014.  The range of the undiscounted amounts the Company could owe under this arrangement is estimated to be between $0 and $38,000.  The fair value of the contingent consideration on the acquisition date of approximately $0 was estimated based on the present value of projected payments, which were based on projected gross profit through 2014.  These calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs.  Key assumptions include a discount rate of 25 percent as well as an increasing level of revenues and expenses based on probability factors at the acquisition date.

At December 31, 2013, the Company evaluated the cash flow projections included in the contingent consideration and determined that there was no change in the fair value of the contingent consideration.

During 2013, the Company completed the Evergreen, Full Circle, MMT Technologies and GSS Automotive Recycling transactions (the “Transactions”) in order to expand our market within North America, obtain synergies and cost efficiencies among the Transactions and GlyEco, and where economically feasible, add our technological advances to already operating facilities.  As a result of the Transactions, we expect to reduce costs through economies of scale. The goodwill of $619,819 arising from the Transactions consists largely of the synergies and economies of scale expected from combining the operations and expanding our market.

The following table summarizes the aggregate consideration paid during 2013 for the Transactions and resolution of previous contingent consideration, and the amounts of the assets acquired and liabilities assumed at the effective acquisition date:

Consideration:

Cash	$539,304

Equity instruments (635,810 common shares of the Company) issued	894,173

Assets acquired under capital lease	1,714,974

Equity instruments held in escrows (200,000 common shares of the Company)	224,000

Fair value of total consideration transferred	$3,372,451

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial assets (primarily accounts receivable)	$92,320

Inventory	24,234

Property, plant, and equipment	2,377,521

Identifiable intangible assets	356,500

Financial liabilities	(97,943)

Total identifiable net assets	2,752,632

Goodwill	619,819

$3,372,451

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company has placed in escrow 200,000 shares to be released to the former owners upon the passage of one year as long as no undisclosed contingencies arise as more fully described in the documents. As of December 31, 2013, the amount recognized for the contingent consideration arrangement is included in the purchase price as we consider the possibility that the shares will not be released from escrow as remote.  The fair value of the acquired identifiable intangible assets of $356,500 is provisional pending receipt of the final valuations for those assets.

The amounts of the Transactions’ revenue and earnings included in the Company's consolidated statement of operations for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the acquisition date been done on January 1, 2012, are:

	Revenue	Earnings (Loss)

Actual from date of Transaction 12/31/2013	$3,057,071	$569,697

Pro forma (unaudited) supplemental information as if the Transactions had occurred at the beginning of the period is approximately, as shown below:

Supplemental (unaudited) pro forma for 1/1/2013 - 12/31/13	$6,420,000	$(3,420,000)

Supplemental (unaudited) pro forma for 1/1/2012 - 12/31/12	$5,200,000	$(1,275,000)

The 2013 and 2012 supplemental (unaudited) pro forma earnings were adjusted to exclude approximately $35,000 and $25,000, respectively, of acquisition-related costs incurred in 2013 and 2012

The components of intangible assets are as follows:

		Balance at		Balance at
	Estimated	December 31,	Current Year	December 31,	Accumulated
	Useful Life	2012	Additions	2013	Amortization	Net
Finite live intangible assets:
Customer list and tradename	5 years	$-	$24,500	$24,500	$1,810	$22,690

Non-compete agreements	5 years	-	332,000	332,000	41,500	290,500

Intellectual property	25 years	3,500,000	-	3,500,000	140,000	3,360,000

Total intangible assets		$3,500,000	$356,500	$3,856,500	$183,310	$3,673,190

Goodwill	Indefinite	$159,484	$619,819	$779,303	$-	$779,303

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.  The tax deductibility of goodwill has yet to be determined, but the Company believes it will be able to deduct goodwill amortization for tax purposes.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

No significant residual value is estimated for these intangible assets. Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2013 and 2012, totaled $183,310 and zero, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter:

For the Year Ending December 31,	Estimated Amortization Expense

2014	$209,380
2015	209,380
2016	209,380
2017	209,380
2018	166,355
Thereafter	2,669,315

$3,673,190

NOTE 7 – Income Taxes

As of December 31, 2013 and 2012, the Company had a net operating loss (NOL) carryforwards of approximately $9,980,000 and $6,400,000, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expires in 2033. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2013 and 2012 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2013	2012
Deferred tax assets – NOL	$3,480,000	$2,250,000
Valuation allowance	(3,480,000)	(2,250,000)
Net deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2013 and 2012 was $1,230,000 and $605,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

Federal statutory tax rate	35%
Permanent difference and valuation allowance	(35)%
Effective tax rate	0%

State income taxes are expected to be de minimis based on the locations where we do business and our level of activity.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 – Capital Lease

Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle, a related party as its sole owner is on our Board of Directors, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 9% discount rate. The lease is amortized over the five year term at a rate of 9%. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, and vehicles. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value.

At December 31, 2013, the value of the assets under the capital lease was $1,637,101, net.  The depreciation expense for the year ended December 31, 2013 was $77,873.

Future minimum lease payments are due as follow:

Year Ended December 31,	Principal	Interest
2014	$285,363	$109,437
2015	312,125	82,675
2016	341,396	53,404
2017	373,413	21,387
2018	162,640	245
Total minimum lease payments	$1,474,937	$267,148

NOTE 9 – Note Payable

On May 3, 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the "Note Payable"). The key terms of the Note Payable include: (i) a principal value of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The Note Payable is collateralized by a vehicle.

Future minimum note payments due are as follows:

Year Ended December 31,
2014	$6,504
2015	6,905
2016	2,972
Total minimum note payments	$16,381

NOTE 10 – Convertible Note Payable

On August 9, 2008, Global Recycling issued a convertible promissory note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum (the “Frenkel Convertible Note”). Interest payments were due semi-annually in cash or shares of Global Recycling common stock. The Frenkel Convertible Note was convertible into 575,350 shares, at any time prior to maturity, at the option of the holder, into Global Recycling common stock at a conversion price of $2.50 per share. The Frenkel Convertible Note was secured by a lien on Global Recycling’s provisional patent application, including the GlyEco TechnologyTM Patent. The holder was also granted 480,000 warrants at $0.025 per share at the time the Frenkel Convertible Note was issued. The warrants expired on September 8, 2013.

The Frenkel Convertible Note’s original due date was extended to March 31, 2012.  Nonpayment of the principal or interest due and payable within 10 days of such amount being due is an “Event of Default” under the terms of the Frenkel Convertible Note. An Event of Default may also occur if Global Recycling breaches any material terms of the Frenkel Convertible Note, files bankruptcy or ceases operations. In the event of default, at the holder’s election, the outstanding principal and unpaid accrued interest of the Frenkel Convertible Note may be due and payable immediately.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On April 3, 2012, the Company executed a Note Conversion Agreement (the "Conversion Agreement") with Mr.  Frenkel. The terms of the Conversion Agreement extended the maturity date for the convertible note (the “Frenkel Convertible Note”) to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of common and Series AA preferred stock on the date that the Company had received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement and warrants. Of the debt converted, $470,000 would be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The remainder would be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The Series AA preferred stock shall in all respects be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the $1,171,375 and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price of $1,171,375 plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company. As of February 15, 2013 the amount outstanding under the convertible note, including principal and interest, totaled $1,641,375.

On February 15, 2013, the Company satisfied the terms of the Conversion Agreement, upon receiving an aggregate of $5,000,000 in equity investment. At this time, the Company issued to Mr. Frenkel 940,000 shares of common stock at a price of $0.50 per share, 2,342,750 shares of Series AA preferred stock at a price of $0.50 per share, and 940,000 warrants to purchase shares of Common Stock at a price of $1.00 per share. The estimated value of the warrants totaling $392,170 were expensed under interest expense during 2013. Interest expense of $24,913 was recorded during 2013 for the period from January 1, 2013 through the date the notes payable were converted to the common and Series AA preferred stock.  Upon conversion of the Series AA preferred stock to Common Stock, the Company will issue warrants at a price of $1.00 per share for each share of the Series AA preferred stock that is converted.  The Series AA preferred stock is shown on the balance sheet as Mandatorily redeemable Series AA convertible preferred stock as of December 31, 2013.

On December 31, 2013, the Company and Mr. Frenkel entered into an Amendment No. 1 to the Conversion Agreement, pursuant to which the redemption date of the Series AA preferred stock was extended to January 31, 2014. On January 31, 2014, the Company and Mr. Frenkel entered into an Amendment No. 2 to the Conversion Agreement, pursuant to which the redemption date of the Series AA preferred stock was further extended to March 15, 2014.

On March 14, 2014, Mr. Frenkel converted the Series AA preferred stock under the Conversion Agreement into 2,342,750 shares of common stock at a price of $0.50 per share.  As consideration for the extension of the maturity date of the Series AA preferred stock, an additional 262,763 shares of common stock were issued at a price of $0.50 per share. Of these combined shares, 1,946,280 shares were issued to Mr. Frenkel, and 659,233 shares were issued to Triage Capital Management L.P.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of common stock was issued for each share of common stock received in the conversion with each such warrant having an exercise price of $1.00.  Therefore, Mr. Frenkel received 2,605,513 such warrants in connection with the conversion of the Series AA preferred stock. The accounting for the extension from January 1, 2014 to March 14, 2014 of the redemption has not been determined and will be included in our first quarter 2014 results.

NOTE 11 – Stockholders’ Equity

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 40,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.  Of the 40,000,000 preferred shares the Company is authorized by its articles of incorporation to issue up to 3,000,000 Series AA preferred shares.

As of December 31, 2013, the Company had 2,342,740 Series AA preferred shares issued and outstanding.   Please see the description of the features and issuance of the Series AA preferred stock in Note 10.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

As of December 31, 2013, the accrued dividends payable on the Series AA preferred stock was approximately $30.

Common Stock

As of December 31, 2013, the Company has 48,834,916, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

For the year ended December 31, 2013, the Company issued the following common stock:

	Number of Common	Value of Common
	Shares Issued	Shares as Recorded
Common Shares for Acquisition	835,810	$1,118,173
Common Shares for Goods and Services	793,679	$553,360
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	9,357,578	$8,178,471
Warrants and Options Exercised	757,864	$-

We account for share based payments for goods and services to non-employees in accordance with ASC Subtopic 505-50 that requires that all such payments shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  In order to evaluate whether the fair value of consideration received or the fair value of equity instruments issued is more reliable, we calculate the fair value of each.  Primarily we have had contractual obligations owed and goods and services related to working capital exchanged for units in our private placements at their issue price to the public.

To determine the fair value of shares issued for acquisitions, we used the fair value determined by using the average closing price from the preceding five days up to the transaction closing date on the OTCQB Market.

The common shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Cash received from shares issued under private placements during the year ended December 31, 2013, was $8,178,471, net of $367,915 of stock issuance costs.

Share-Based Compensation

As of December 31, 2013 the Company had 2,794,100 common shares reserved for future issuance under the Company’s stock plans. (See Note 12)

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 12 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2011	3,717,606	$0.60
Granted	3,285,000	0.59
Exercised	(165,000)	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2012	6,837,606	$0.59

Outstanding as of December 31, 2012	6,837,606	$0.59
Granted	3,445,900	1.00
Exercised	(150,000)	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2013	10,133,506	$0.74

During 2013 and 2012, there were no forfeitures or expirations under our stock plans.  The weighted-average grant-date fair value of options granted for the year ended December 31, 2013 was $0.44 per option.

For the year ended December 31, 2013, the intrinsic value of options outstanding was $4,859,581, and of options exercisable was $6,310,476.

All options exercised were done so by means of a cashless exercise, whereby the Company received no cash and issued new shares.

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures.

We use the Black-Scholes-Merton (“BSM”) option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the BSM model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to:

•	Expected term is generally determined using weighted average of the contractual term and vesting period of the award;
•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,
•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The estimated value of employee stock options granted during the years ended December 31, 2013 and 2012 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2013			2012
Expected volatility	40%			10%
Risk-free interest rate	0.16	–	0.70%	0.60	–	0.70%
Expected dividends	0.00%			0.00%
Expected term in years	3	–	5	5	–	10

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2011	4,410,991	$0.64
Granted	7,946,500	1.00
Exercised	(35,000)	0.50
Forfeited	-	-
Cancelled	(14,933)	2.50
Expired	-	-
Outstanding as of December 31, 2012	12,307,558	$0.86

Outstanding as of December 31, 2012	12,307,558	0.86
Granted	8,187,817	1.31
Exercised	(680,000)	0.03
Forfeited	(284,934)	0.48
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2013	19,530,441	1.08

The weighted-average grant-date fair value of the 1,439,560 compensatory warrants granted for the year ended December 31, 2013, was $0.37 per warrant.

For the year ended December 31, 2013, the intrinsic value of warrants outstanding and exercisable was 3,835,245.

All warrants exercised were done so by means of a cashless exercise, whereby the Company received no cash and issued new shares.

For the year ended December 31, 2013, the Company issued 1,439,560 compensatory warrants to purchase its common stock while recording expense for these warrants of $526,393 using the BSM option pricing model based upon:

· Expected term is generally determined using  the contractual term of the award;
· Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history;
· Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,
· Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The weighted-average estimated fair value of warrants granted as stock based compensation during the years ended December 31, 2013 and 2012 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2013			2012
Expected volatility	40%			10%
Risk-free interest rate	0.60	–	0.70%	0.60	–	0.70%
Expected dividends	0.00%			0.00%
Expected term in years	3	–	5	3	–	5

For the Year Ended December 31, 2012:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0001	1,000,000	2.5	$0.0001	1,000,000	$0.0001
$0.025	680,000	0.3	$0.025	680,000	$0.025
$0.50	6,360,000	9.0	$0.50	3,975,000	$0.50
$0.625	220,000	0.1	$0.625	220,000	$0.625
$1.00	10,420,230	9.0	$1.00	10,370,230	$1.00
$1.50	300,000	2.5	$1.50	300,000	$1.50
$2.45	100,000	5.0	$2.45	20,000	$2.45
$2.50	64,934	0.5	$2.50	64,934	$2.50
	19,145,164			16,630,164

For the Year Ended December 31, 2013:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0001	1,000,000	1.4	$0.0001	1,000,000	0.0001
$0.50	6,410,800	8.1	$0.50	5,182,300	0.50
$1.00	15,036,830	4.2	$1.00	13,414,330	1.00
$1.25	2,912,716	2.2	$1.25	2,912,716	1.25
$1.50	4,203,601	4.7	$1.50	4,203,601	1.50
$2.45	100,000	8.5	$2.45	40,000	2.45
	29,663,947			26,752,947

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

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance under options granted by the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2013, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

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

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). By written consent in lieu of a meeting, dated March 14, 2012, Stockholders of the Company owning an aggregate of 14,398,402 shares of Common Stock (representing approximately 66.1% of the then 23,551,991 outstanding shares of Common Stock) approved and adopted the 2012 Plan.  Also by written consent in lieu of a meeting, dated July 27, 2012, Stockholders of the Company owning an aggregate of 12,676,202 shares of Common Stock (representing approximately 51.8% of the then 24,451,991 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 3,000,000 shares.

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of December 31, 2013, we have issued options to purchase an aggregate of 3,800,900 shares of our Common Stock originally reserved under the 2012 Plan. There remain 2,699,100 shares of Common Stock available for issuance under this plan.

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

NOTE 13 – Related Party Transactions

Related party transactions are included in cost of goods sold, consulting fees, general and administrative expenses, interest expense,  and the capital lease obligation. Refer to the consolidated statements of operations for amounts.

Chief Executive Officer

The Chief Executive Officer is the sole owner of a corporation, Barcid Investment Group, that was paid for management consulting services provided to the Company. As of February 1, 2012, the CEO changed his status from a consultant and became an employee of the Company. The CEO purchased 156,000 shares in the offering that closed on February 15, 2013 at a price of $0.65 per share in consideration of monies owed to him by the Company.

	2013	2012
Beginning balance as of December 31, 2012	$211,800	$278,800
Monies owed	87,069	12,500
Monies paid	(184,435)	(79,500)
Ending balance as of December 31, 2013	$114,434	$211,800

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Chief Business Development Officer

The Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company.

	2013	2012
Beginning balance as of December 31, 2012	$-	$41,000
Monies owed	145,011	77,000
Monies paid	(128,953)	(118,000)
Ending balance as of December 31, 2013	$16,058	$-

Chief Financial Officer

The Chief Financial Officer is reimbursed for business expenses charged on a personal credit card.

	2013	2012
Beginning balance as of December 31, 2012	$-	$-
Monies owed	57,272	-
Monies paid	(41,134)	-
Ending balance as of December 31, 2013	$16,138	$-

 Director

A Director of the Company is the counter party to consulting and non-compete contracts, as well as the sole owner of two corporations, Full Circle and NY Terminals with contracts with the Company. As described in Note 4, Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement.

	2013	2012
Beginning balance as of December 31, 2012	$-	$-
Monies owed	2,832,046	-
Monies paid	(2,405,994)	-
Ending balance as of December 31, 2013	$426,052	$-

General Manager

The General Manager of Acquisition Sub #3 is co-owner of MMT Technologies, which is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #3.

	2013	2012
Beginning balance as of December 31, 2012	$-	$-
Monies owed	10,000	-
Monies paid	-	-
Ending balance as of December 31, 2013	$10,000	$-

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Former Chief Financial Officer

The former Chief Financial Officer for the Company was owed $17,455 at the end of 2012. In 2013, the former CFO ceased to be a related party upon his resignation from the Company in January of 2013 and the outstanding payable balance was repaid.

Shareholder

A shareholder of the Company was owed $230,000 at the end of 2012 for consulting services provided to the Company.  In 2013, the shareholder ceased to be a related party and the outstanding payable balance was repaid.

NOTE 14 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2013 and 2012, the Company rented office and warehouse space on a monthly basis under a written rental agreements. The terms of these agreements range from several months to five years.

For the years ended December 31, 2013 and 2012, rent expense was $516,952 and $44,100, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2014	$652,670
2015	645,687
2016	650,652
2017	564,251
2018	73,097
Total minimum lease payments	$2,586,357

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.  Currently, there are no pending legal proceedings.  However, the Company is aware of two matters that involve potential claims against the Company that it is at least reasonably possible that a claim may be asserted.  In the first matter, the Company had retained an entity to assist in the raising of capital. The Company believes that the entity has violated the terms of our contract.  The estimated range involved in this dispute is from $0 to $100,000.  In the second matter, the Company had a contract with an entity to provide project management services.  The entity has billed for amounts above their contract amount for services that the Company believes were included in the scope of work of their contract.  The estimated range involved in this dispute is from $0 to $129,000.  Management believes both of these possible claims are without merit and intends to vigorously defend themselves should a formal claim be made.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of December 31, 2013 and 2012.  However, if a release of hazardous substances occur, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

NOTE 15 – Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted.  Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

•
Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits.  At December 31, 2013, the Company had $3,828,685 in cash which was not guaranteed by the Federal Deposit Insurance Corporation.  To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•
Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year.  During 2013, the Company had two customers that accounted for 23% and 29% of revenues and whose accounts receivable balance (unsecured) accounted for approximately 23% and 7% of accounts receivable at December 31, 2013.  During 2012, the Company had one customer that accounted for approximately 62% of revenues.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 16 – Subsequent Events

Common Stock

On January 24, 2014, the Company issued an aggregate of 24,167 shares of Common Stock for the cashless exercise of 45,000 options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $1.08 per share of Common Stock.

On February 10, 2014, the Company issued an aggregate of 204,689 shares of Common Stock to four employees, pursuant to a performance incentive plan at a price of $1.04 per share.

On March 14, 2014, the Company issued an aggregate of 2,605,513 shares to two investors in consideration for the conversion of Series AA preferred stock into common stock, per the terms of the Note Conversion Agreement, at a price of $0.50 per share.

On March 21, 2014, the Company issued an aggregate of 204,750 shares of common stock to MMT Technologies, Inc., in consideration for the business and assets of MMT Technologies, as discussed further below.

Summary of subsequent stock issuances as of March 21, 2014:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	204,750	$210,893
Common Shares for Performance Plan	204,689	$212,877
Common Shares for Conversion of Series AA Preferred Shares	2,605,513	$1,302,757
Warrants and Options Exercised	24,167	$26,100

Acquisition of MMT Technologies, Inc..

As previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) on May 30, 2012, GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary (“Acquisition Sub #3”) of the Company, entered into an Asset Purchase Agreement (the “Agreement”) on May 24, 2012, with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), pursuant to which Acquisition Sub #3 agreed to purchase MMT Technologies’ business and all of its assets (the “MMT Acquisition”).

On March 21, 2014, Acquisition Sub #3 and MMT Technologies entered into an Amendment No. 1 to Asset Purchase Agreement (the “Amendment No. 1”) and correspondingly consummated the MMT Acquisition, pursuant to which Acquisition Sub #3 acquired MMT Technologies’ business and all of its assets, free and clear of any liabilities or encumbrances, consisting of equipment, tools, machinery, supplies, materials, materials, other tangible property, inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable, goodwill, and miscellaneous assets in exchange for 204,750 shares of restricted common stock, par value $0.0001, of the Company valued at a current fair market value of $1.03 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2013, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have remediated the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

This Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2013, we retained a new Corporate Controller with public company experience to remediate the material weakness identified above.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office.  A summary of the composition of the Company’s directors and executive officers, their ages, positions held, are as follows:

Name	Age	Position	Director Since
John Lorenz	70	Chief Executive Officer, President and Chairman	November 28, 2011
Michael Jaap	57	Director	November 28, 2011
Joseph A. Ioia	60	Director	January 15, 2013
Richard Q Opler	59	Director	July 29, 2013
Keri Smith	49	Director	July 29, 2013
Everett Alexander	39	Director	January 15, 2014
Dwight Mamanteo	44	Director	January 15, 2014
Alicia Williams Young	37	Chief Financial Officer, Secretary, and VP of Internal Operations	-
Richard Geib	66	Chief Technical Officer	-
Todd Smith	52	Chief Operating Officer	-
Janet Carnell Lorenz	52	Chief Business Development Officer	-

John Lorenz – Chairman, Chief Executive Officer and President.  Mr. Lorenz served as the Chief Executive Officer, President, and sole director of Global Recycling Technologies from its formation in May 2006 until the reverse triangular merger on November 28, 2011.  Upon the consummation of the merger, Mr. Lorenz replaced Ralph M. Amato as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. Lorenz is experienced in identifying and managing new technologies, financing industry consolidations and acquisitions, and providing initial financing for such ventures.  Mr. Lorenz has served as a founder and management, financial and strategic consultant to a number of emerging, public and private companies. Mr. Lorenz founded Environmental Waste of America, Inc. (“EWA”) in 1986, where he participated in virtually all management aspects of the solid waste industry, including acquisitions and integration.  He served as President, Chief Executive Officer, and a director of EWA between 1986 and 1997 until its merger with Envirofil, Inc., a public company that is now Waste Management, Inc.  In addition, Mr. Lorenz was formerly a founder, director, and Chief Executive Officer of Automotive Services of America. Earlier in his career, Mr. Lorenz worked as a financial, marketing, and political consultant, doing media, market, and public opinion research.  Mr. Lorenz has articles on diachronic survey research, and is an author and editor of the book, The Political Image Merchants, published in 1971.  Mr. Lorenz is an “inventor” on patents and is a frequent lecturer at Universities in the United States on capital, financial strategies, and equity development.  Mr. Lorenz holds an Adjunct Professorship at Marylhurst University, and is preparing a book for publication in 2014 on financial strategies in challenging economic environments. Mr. Lorenz is an active triathlete and regularly competes in triathlons and marathons in the US.  Mr. Lorenz holds an undergraduate degree with honors from the University of Portland, and a master’s degree from the University of Chicago.

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

Joseph A. Ioia – Director. Mr. Ioia is a leader in the emerging glycol recycling industry. He has a 40-year accomplished background in the petrochemicals and petroleum lubricants industries. Mr. Ioia founded the largest ExxonMobil Distributor in the Metro New York and New Jersey area for the past 25 years. At NY Terminals II, he revamped an aging and underachieving liquid bulk storage terminal into a modern, state-of-the-art facility commonly referred to as the "crown jewel" of the regions privately held terminals. He created and operates a separate transportation business that services both NY Terminals II customers, and clients in the petroleum lubricant and petrochemicals industry.  Mr. Ioia also founded Full Circle Manufacturing, one of the largest and most sophisticated glycol recycling facilities in North America. Under his leadership, the business has grown to over $4.3 Million in estimated revenues for 2012. The company is known for its success in recycling difficult to clean hazardous waste glycols created by the automotive services industry.

Richard Q. Opler – Director.   Since 1998, Mr. Opler has worked in real estate development.  Previously Mr. Opler held careers as a commercial real estate agent, VP of Finance for a technology startup firm, and VP of a business consulting and venture capital firm.  He also served as director at certain companies.  From 1977 to 1985 he worked at World’s Finest Chocolate.  Mr. Opler received a Bachelor’s degree from Duke University in 1977 and a Master’s degree in business from the University of Chicago in 1981.

Keri Smith – Director.   Ms. Smith has 25 years of experience in Securities Services, during which she has occupied many significant operational and management positions.  From 2009 to 2012, Ms. Smith served as the Executive Director of the WSS, Global Fund Services Division for JPMorgan Chase, Boston and JPMorgan Chase, London.  From 2006 to 2008, she was the Global Head/Director – Worldwide Network Management for RBC Dexia Investor Services, London.  From 1998 to 2006, Ms. Smith was the Director – Global Network Management of Investors Bank & Trust Company, and from 1995 to 1998, she was the Vice President – Global Network Management of BankBoston.   Ms. Smith received a Bachelor’s degree from the Rhode Island College for Teaching in 1987.

Everett Alexander – Director.  Since 2002, Everett Alexander has worked in the investment management industry, analyzing and investing in companies across a broad range of industries. Previously, he worked for Texaco Inc., in their Global Gas & Power Division, where he helped manage the firm's proprietary gasification technology licensing and project development effort in Asia. His responsibilities included negotiating licensing agreements and arranging project financing. He holds an MBA from The Wharton School of the University of Pennsylvania, an MA in International Studies from The Lauder Institute of the University of Pennsylvania and a BA from Williams College.

Dwight Mamanteo – Director.  Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the Board of Directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo serves as the Chairman of the Compensation Committee and as a member of the Audit and Governance Committees. Since June 2013, Mr. Mamanteo has served on the Board of Directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo serves as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers. Mr. Mamanteo served as a member of the Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a B.Eng. in Electrical Engineering from Concordia University (Montreal).

Alicia Williams Young, Esq. – Chief Financial Officer, Secretary, and VP of Internal Operations.  Ms. Williams Young was appointed as Chief Financial Officer of the Company by the Board of Directors on September 20, 2013.  She had previously served as the Company’s interim principal financial officer since January 15, 2013.  Ms. Williams Young was appointed as Secretary of the Company by the Board of Directors on November 30, 2011. From October 2008 until the date Global Recycling Technologies merged with and into the Company, Ms. Williams Young served as the Director of Internal Operations of Global Recycling Technologies.   Upon the consummation of the merger of Global Recycling Technologies with and into the Company, Ms. Williams Young became the Controller and VP of Internal Operations of the Company. From August 2004 until she joined the Company, Ms. Williams Young was a full-time law student and/or part-time law clerk.  From March 2000 to August 2004, Ms. Williams Young served as a Senior Systems Analyst/Data Lead at Intel Corporation in Chandler, Arizona. Ms. Williams Young holds a law degree (J.D.) from the University of Southern California Gould School of Law in Los Angeles, California (December 2007) and a Bachelor of Science in Management Information Systems & Accounting (December 1999). Ms. Williams Young was admitted to practice law in the state of Arizona (2008).

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

Todd Smith – Chief Operating Officer.    Mr. Smith was appointed as the Company’s Chief Operating Officer on January 8, 2014.  Prior to being appointed as Chief Operating Officer, Mr. Smith served as Senior VP Sales, Mergers & Acquisitions of the Company since 2010.  From 1995 to 2008, Mr. Smith served as President of Northeast Environmental Services, Inc. (“NES”), located in Cumberland, Rhode Island.  NES specialized in the recycling of used engine coolants, and the distribution of recycled automotive antifreezes, as well as various other collection and disposal services offered to the customer base.  Mr. Smith was responsible for all aspects of the NES operations, and by 2007, NES had gone from its infancy to achieving $5,000,000 in gross revenues.  Mr. Smith supervised the daily operations, research and development, and finances of NES.  Additionally, Mr. Smith was directly involved in the development of a sales force that led to a customer base of over 3,000 clients, maintaining account relations and retention, and the expansion of NES from a 100 mile radius to the entire Northeastern United States.  In 2000 and 2003, Mr. Smith was nominated for the Small Business Association Entrepreneur of the Year Award.

Janet Carnell Lorenz– Chief Business Development Officer.  Ms. Carnell Lorenz was appointed as the Company’s Chief Business Development Officer on January 14, 2014.  Prior to being appointed as Chief Business Development Officer, Ms. Carnell Lorenz served as Senior VP of Corporate Development and Marketing of the Company since 2010.  Ms. Lorenz founded CyberSecurity Group, Inc. (dba Market Tactics) in 2000 to assist developing technologies into innovative and marketable products. She has synthesized a twenty-one year background in computer systems engineering, corporate development and marketing into a resource for creativity and business acumen. Clients include Apple’s iPhone application developers center and Digital Ghost.  She provides in-depth knowledge of corporate branding, market validation, product development and positioning, consumer sales, and viral marketing. She has placed dozens of successful product lines with retailers including Best Buy, Office Depot, Amazon.com and Costco Wholesale.  Prior to founding CyberSecurity Group, Inc., she was a founding partner at a top ranked marketing representative's firm.  She created the company’s international sales division, devising channel and localization strategies which grew sales to over $40 Million per year.  Clients included Hewlett-Packard’s PC division, Hitachi Hard Drives, Creative Labs, Lexmark Printers, PNY Electronics, Umax Technologies, and Fuji Digital Cameras.  She attended the University of Washington receiving her Bachelor of Arts in Business Administration, has earned several technical certifications, and is an authorized instructor for a number of computing platforms.

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

Mike Sommer – T1 Sales Manager.  Mr. Sommer has more than 25 combined years of experience in the petroleum industry during which he has occupied leadership roles in sales, management, and purchasing.  In 2011, Mr. Sommer founded Sommer Sales & Marketing, a firm that specializes in the purchase and sale of refinery products, used motor oils, ethylene glycol, diesel exhaust fuels, and asphalt additives.  Previously, Mr. Sommer held various leadership positions at Safety-Kleen Systems over a 24-year period, culminating in the position of Senior Vice President of Refinery Sales for the North American market.  In this role, Mr. Sommer was responsible for annual sales of more than $500 million and 125 million outbound gallons.  Prior experience includes lubricant and fuel sales and sales staff management for a Long Island, NY distributor, where he took sales from $12.5 million to $29 million in three years.

Asghar Ali – Manufacturing & Engineering.  Mr. Ali has over 40 years of chemical manufacturing and engineering experience. The last ten years of this experience have been in glycol recycling and refining. He has helped in the design, development, engineering, construction, and operation of two glycol distillation and refining facilities in New Jersey.  Presently, he is the Director of Manufacturing & Engineering for Full Circle Manufacturing Group, Inc. At Full Circle, Mr. Ali has assisted in developing a quality product with a steady customer base, which produces several million dollars in annual sales. Mr. Ali began his career in Pakistan after graduating with a B.S. in Chemical Engineering from an engineering university in Dhaka, Bangladesh (formerly East Pakistan). He moved to the United States in 1971 and completed his Masters in Chemical Engineering in 1974 from State University of New York in Buffalo.  He also obtained an MBA from New Jersey’s Rutgers University in 1986.

William J. Miller – Senior VP Strategic Planning and Facilities Development.  Mr. Miller was the founder and CEO of AutoXray from its beginning in 1994 to its sale in 2004.  AutoXray pioneered low cost diagnostic scan tools for automobile computers.  The company’s products were selected Popular Mechanics Editor’s choice 6 out of 7 years, and were featured in the Wall Street Journal, USA Today, and many of the PC Magazines, as well as CNN and Motor Trend television.  During that time Mr. Miller was selected as an Ernst and Young Entrepreneur of the Year, and the company received the Spirit of Enterprise Award from the WP Carey School of Business at Arizona State University.  Prior to his endeavors with AutoXray, Mr. Miller worked in the semiconductor industry and in Europe in the lift truck industry.  He holds a Computer Engineering Degree from the University of Arizona.  Mr. Miller is an active angel investor in select companies and selectively provides consulting to emerging companies.

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

Significant Employees

Grant Sahag, Esq. – Senior VP Business Development.   Prior to being appointed as Senior VP Business Development, Mr. Sahag served as VP International Development.  Before joining the Company, Mr. Sahag was a business attorney who specialized in providing strategic business development advice to emerging growth companies.  Mr. Sahag managed a practice that focused in the areas of business formation, corporate governance, mergers and acquisitions, intellectual property, strategic partnerships, and international development.  Mr. Sahag’s past clients include technology start-ups, retailers, U.S. and international universities, school districts, non-profit charities, and professional athletes.  Mr. Sahag has lead several international initiatives, including the expansion of retail franchises into Mexico, the development of a legal practice in Asia, and supply-chain logistics strategy for a non-profit in Africa. Mr. Sahag received a Juris Doctor from Arizona State University, specializing in business law, and a B.S. in Business Administration from the University of Arizona.  Mr. Sahag is President and Chairman of the non-profit charity Success Through Sports.

Jim Maguire – Senior Engineer.  Mr. Maguire is a chemical engineer with over 43 years of experience in petroleum, petrochemical processing, process design, and project management.  Mr. Maguire started a career in refining in 1972 at the Udex unit in Sunoco Inc.’s Marcus Hook Refinery.  Since then, a majority of his experiences have been technical and operations management focused on petroleum specialties such as lube oils and waxes. His previous experience includes 35 years with Sunoco, four years with Middough, Inc., and four years working at the Yorktown Refinery under Western Refining and Plains All American. Mr. Maguire has served on various industry committees, most notably the NPRA Lubricants & Waxes Committee and Wax Subcommittee. He was also a regular participant in the Independent Lubricants Manufacturers Association and met a number of antifreeze manufacturers through that association. Mr. Maguire received his Bachelors Degree in Chemical Engineering from Villanova University in 1970.

Matt Hamilton, Esq. – Staff Counsel.  Mr. Hamilton joined the Company upon earning his Juris Doctor (J.D.) degree from the Sandra Day O'Connor College of Law at Arizona State University in 2012.  Mr. Hamilton's focus prior to joining the Company was in pro bono legal work.  He worked at the College of Law's Civil Justice Clinic, where he and a colleague argued a pro bono case before the Arizona Court of Appeals, and he volunteered at the Arizona Center for Disability Law, where he focused on know-your-rights literature.  Mr. Hamilton was a William H. Pedrick Scholar at the College of Law and served as Executive Managing Editor of the Sports and Entertainment Law Journal.  Mr. Hamilton is admitted to practice law in the State of Arizona. He graduated summa cum laude with a Bachelor of Science (B.S.) degree in Political Science from Arizona State University in 2009.

Maria Tellez – Controller.  Ms. Tellez has over 15 combined years of accounting, audit, and controllership experience. Since 2008 until joining the Company, Ms. Tellez served as the Assistance Controller of Empereon Marketing / Constar Financial Services, where she assisted in the documentation, development, implementation, and management of the company’s internal control processes and procedures.  From 2004 to 2008, she performed audit and review procedures as an Auditor with Semple, Marchal & Cooper, LLP.  From 1999 to 2004, she was a Senior Accountant with Bechtel Corporation, where she managed a staff of accountants in the billing, compliance, contracts, and general ledger departments. Ms. Tellez earned a Bachelor of Science (B.S.) degree in Accounting/Finance from the University of Arizona in 1998.

Marty Rosauer – U.S. Operations Manager.  Mr. Rosauer was appointed as U.S. Operations Manager on September 16, 2013. Mr. Rosauer has been in the glycol-recycling business for nearly 20 years.  In 1995, Mr. Rosauer and his brother, Kurt Rosauer, founded On-Site Recycling, which eventually merged with Coolant Recovery Company in 2000 to form Recycool, Inc.  The Company purchased Recycool, Inc. in 2011, at which time Mr. Rosauer continued to operate the processing center as production manager.  Marty also had a 30-year career as a journeyman carpenter.

Employment / Consulting Agreements

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

Joseph A. Ioia – On December 10, 2012, the Company entered into a Consulting Agreement with Joseph A. Ioia (“Ioia”).  The term of the Consulting Agreement is for five years unless earlier terminated by either party pursuant to the terms of the agreement.  Pursuant to the Consulting Agreement, Ioia’s duties include, but are not limited to, the following: (i) assist in the capture of feedstock, (ii) manage relationships with feedstock suppliers and off take customers, and (iii) provide business and strategic advice as requested by the Company.  In consideration for the services provided by Ioia, the Company will compensate Ioia based off the number of finished gallons of glycol that are produced by the Company’s New Jersey Processing Center.

Audit, Nominating and Compensation Committees

Our Board of Directors has established an Audit & Corporate Governance Committee.  The committee is responsible for the oversight of the Company’s processes, including, but not limited to, its processes related to accounting and financial reporting, risk assessment and risk management, legal and regulatory compliance, and general corporate governance matters.  On September 20, 2013, the Board of Directors appointed Mr. Richard Q. Opler to serve as Chairman of the Audit & Corporate Governance Committee.

Audit Committee Financial Expert.  The Board of Directors has determined that Mr. Richard Q. Opler, the Chairman of the Audit & Corporate Governance Committee, meets the criteria of an “audit committee financial expert” (as defined under Item 407(d)(5)(ii) of Regulation S-K.   Mr. Opler is also an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Family Relationships

John Lorenz and Janet Carnell Lorenz are married, and Keri Smith and Todd Smith are siblings. No other family relationship exists that is reportable under Item 401(d) of Regulation S-K.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

o
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

o	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

o
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

o
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

o
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

o
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

During the last completed fiscal year, the following reports required by Section 16(a) were not timely filed with the Securities and Exchange Commission:

Joseph A. Ioia failed to timely file a Form 3 upon becoming a director on January 15, 2013, and failed to timely file a Form 4 on two occasions – once upon the acquisition of common stock and warrants on February 15, 2013, and once upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Richard Q. Opler failed to timely file a Form 3 upon becoming a director on July 29, 2013, and failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Keri Smith failed to timely file a Form 3 upon becoming a director on July 29, 2013, and failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

John Lorenz failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Michael Jaap failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Alicia Williams Young failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Richard Geib failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Janet Carnell Lorenz failed to timely file a Form 4 upon the receipt of stock options under the Company’s 2012 Equity Incentive Plan on September 20, 2013.

Code of Ethics

On January 20, 2012, our Board of Directors adopted a Code of Ethics. A copy of the Code of Ethics has been incorporated by reference as Exhibit 14.1 to this Form 10-K and has been posted on the Company’s website, www.glyeco.com. The Company shall provide to any person, without charge, a copy of the Company’s Code of Ethics upon written request to Matt Hamilton, Staff Counsel, at the Company’s executive offices.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John Lorenz, President and CEO (PEO)	2013	$175,000	$30,000	$-		$108,079	(1)	$-	$-	$2,100	(8)	$315,179
	2012	$137,500	-	-		18,068	(1)	-	-	$13,000	(9)	$168,568
Kevin Conner, CFO (PFO)	2013	-	-	-		1,004	(2)	-	-	$31,775	(10)	$32,779
	2012	-	-	-		2,008	(2)		-	72,245	(10)	74,253
Alicia Williams Young, CFO	2013	100,500	17,500	-		73,157	(3)	-	-			191,157
	2012	58,500	1,500	-		14,253	(3)	-	-	19,500	(11)	93,753
Richard Geib, Chief Technical Officer	2013	-	-	17,210	(4)	22,010	(5)	-	-	-		39,220
	2012	-	-	4,940	(4)	-		-	-	-		4,940
Janet Carnell Lorenz, Chief Business Development Officer	2013	-	5,000	-		73,056	(6)	-	-	108,000	(12)	186,056
	2012	-		-		14,053	(6)	-	-	77,000	(13)	91,053
Todd Smith, Chief Operations Officer	2013	120,000	5,000	-		74,562	(7)	-	-			199,562
	2012	69,000		-		17,064	(7)	-	-	21,000	(14)	107,064

(1)	The estimated value of the options issued to Mr. John Lorenz is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2012 and 2013.”
(2)	The estimated value of the options issued to Mr. Kevin Conner is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Year Ended December 31, 2012 and 2013.”
(3)	The estimated value of options issued to Ms. Williams Young is based on the Black-Scholes method. See disclosure below under “Option/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”
(4)	The estimated value of the warrants issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”
(5)	The estimated value of the options issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”
(6)
The estimated value of the options issued to Ms. Carnell Lorenz is based on the Black-Scholes method.  See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”

(7)	The estimated value of the options issued to Mr. Smith is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”
(8)	Consisted $2,100 paid to Mr. Lorenz as compensation for being a Director.

(9)
Consisted of consulting service fees paid to Mr. Lorenz by the Company. Mr. Lorenz provided management consulting services to the Company through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz.  Neither Barcid nor Mr. Lorenz has a formal written consulting agreement with the Company.  Mr. Lorenz, by and through Barcid, was paid on a monthly basis and earned $12,500 for consulting services rendered to the Company in January of 2012.  Mr. Lorenz became an employee of the Company in February of 2012.  In addition, Mr. Lorenz was paid $500 for compensation for being a Director.

(10)
Consisted of consulting service fees paid to Mr. Conner by the Company.  Mr. Conner provided accounting and management consulting services to the Company through Conner LLP.  Conner LLP has a formal written consulting agreement with the Company, by which it is paid on a monthly basis.

(11)
Consisted of consulting service fees paid to Ms. Williams Young by the Company. Ms. Williams Young provided accounting and business management consulting services to the Company through AJile Concepts LLC, a company owned by Ms. Williams Young and her husband.  Neither Ms. Williams Young nor AJile Concepts has a formal written consulting agreement with the Company. Ms.Williams Young, by and through AJile Concepts, was paid on a monthly basis and earned $6,500 for consulting services rendered to the Company from January 2012 to March 2012.  Ms. Williams Young became an employee of the Company in April 2013.

(12)
Consisted of consulting service fees paid to Ms. Carnell Lorenz by the Company.  Ms. Carnell Lorenz provided marketing consulting services to the Company through Market Tactics, Inc., a corporation solely owned by Ms. Carnell Lorenz.  Neither Ms. Carnell Lorenz nor Market Tactics has a formal written consulting agreement with the Company. Ms. Carnell Lorenz, by and through Market Tactics, was paid on a monthly basis and earned $7,500 from January 2013 to March 2013 and $9,500 from April 2013 to December 2013.

(13)
Consisted of consulting service fees paid to Ms. Carnell Lorenz by the Company.  Ms. Carnell Lorenz provided marketing consulting services to the Company CyberSecurity, Inc., a corporation solely owned by Ms. Carnell Lorenz.  Neither Ms. Carnell Lorenz nor CyberSecurity has a formal written consulting agreement with the Company. Ms. Carnell Lorenz, by and through CyberSecurity, was paid on a monthly basis and earned $5,500 in January 2013 and $6,500 from February 2013 to December 2013.

(14)
Consisted of consulting service fees paid to Mr. Smith by the Company. Mr. Smith provided operations consulting services to the Company through Ocean State Absorbents, a company owned solely by Mr. Smith.  Neither Mr. Smith nor Ocean State Absorbents has a formal written consulting agreement with the Company. Mr. Smith, by and through Ocean State Absorbents, was paid on a monthly basis and earned $7,000 for consulting services rendered to the Company from January 2012 to March 2012.  Mr. Smith became an employee of the Company in April 2013.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

In 2013, our named executive officers were granted the following:

•
Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. Two hundred twenty five thousand (225,000) of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $99,045.  On December 5, 2012, Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 112,500 vested on December 5, 2013. The estimated value of these options, determined by the Black-Scholes method, was $9,034.

•
On December 5, 2012, Mr. Conner was granted 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 12,500 vested on December 5, 2013.  The estimated value of these options, determined by the Black-Scholes method, was $1,004.

•
Ms. Williams Young was granted 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. One hundred and fifty thousand (150,000) of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $66,030. On December 5, 2012, Ms. Williams Young was granted 355,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 88,750 vested on December 5, 2013. The estimated value of these options, determined by the Black-Scholes method, was $7,127.

•
Mr. Geib was granted 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. Fifty thousand of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $22,010.  Pursuant to his consulting agreement, Mr. Geib was also issued 100,000 shares of Common Stock issuable upon the exercise of  warrants at $0.50 per share until May 3, 2018. The estimated value of these warrants, determined by the Black-Scholes method, was $17,210.

•
Ms. Carnell Lorenz was granted 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. One hundred and fifty thousand (150,000) of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $66,030. On December 5, 2012, Ms. Carnell Lorenz was granted 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 87,500 vested on December 5, 2013. The estimated value of these options, determined by the Black-Scholes method, was $7,026.

•
Mr. Smith was granted 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. One hundred and fifty thousand (150,000) of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $66,030. On December 5, 2012, Mr. Smith was granted 425,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 106,250 vested on December 5, 2013. The estimated value of these options, determined by the Black-Scholes method, was $8,532.

Option/SAR Grants in Fiscal Year Ended December 31, 2012

In 2012, our named executive officers were granted the following:

•
Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 225,000 vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $18,068.

•
Mr. Conner was granted 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 25,000 vested immediately upon grant.  The estimated value of these options, determined by the Black-Scholes method, was $2,008.

•
Ms. Williams Young was granted 355,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 177,500 vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $14,253.

•
Ms. Carnell Lorenz was granted 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 175,000 vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, was $14,053.

•
Mr. Smith was granted 425,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 212,500 vested immediately upon grant.  The estimated value of these options, determined by the Black-Scholes method, was $17,064.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officer regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
John Lorenz	119,172	-	$1.00	6/27/2021
	318,356	-	$1.00	6/27/2021
	488,750	86,250	$0.50	10/25/2021
	337,500	112,500	$0.50	12/5/2022
	225,000	225,000	$1.00	9/20/2023
Kevin Conner	63,750	11,250	$0.50	10/25/2021
	37,500	12,500	$0.50	12/5/2022
Alicia Williams Young	15,000	-	$1.00	6/27/2021
	212,500	37,500	$0.50	10/25/2021
	266,250	88,750	$0.50	12/5/2022
	150,000	150,000	$1.00	9/20/2023
Richard Geib	60,000	-	$1.00	6/27/2021
	127,500	22,500	$0.50	10/25/2021
	50,000	50,000	$1.00	9/20/2023
Todd Smith	255,000	45,000	$0.50	10/25/2021
	318,750	106,250	$0.50	12/5/2022
	150,000	150,000	$1.00	9/20/2023
Janet Carnell Lorenz	80,000	-	$1.00	6/27/2021
	180,000	-	$1.00	6/27/2021
	255,000	45,000	$0.50	10/25/2021
	262,500	87,500	$0.50	12/5/2022
	150,000	150,000	$1.00	9/20/2023

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

Eligibility

The Plan Administrator may grant any award permitted under the 2007 Stock Plan to any Eligible Person.  With respect to awards that are options, directors who are not employees of the Company, proposed non-employee directors, proposed employees, and independent contractors will be eligible to receive only Non-Qualified Stock Options (“NQSOs”).  An award may be granted to a proposed employee or director prior to the date he, she, or it performs services for the Company, so long as the award will not vest prior to the date on which the proposed employee or director first performs such services.

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

No Award granted under the 2007 Stock Plan can be inconsistent with the terms and purposes of the 2007 Stock Plan.  Additionally, the applicable exercise price for which shares of our common stock may be purchased upon exercise of an Award will not be less than (i) 100.0% of the Fair Market Value (as defined in the 2007 Stock Plan) of shares of our common stock on the date that the Award is granted, or (ii) 110.0% of the Fair Market Value if the Award is granted to an Eligible Person who, directly or indirectly, holds more than 10.0% of the total voting power of the Company.

The Plan Administrator may grant to Optionees NQSOs or ISOs that are evidenced by stock option agreements.  A NQSO is a right to purchase a specific number of shares of our common stock during such time as the Plan Administrator may determine.  A NQSO that is exercisable at the time an Optionee ceases providing services to the Company will remain exercisable for such period of time as determined by the Plan Administrator.  Generally, Options that are intended to be ISOs will be treated as NQSOs to the extent that the Fair Market Value of the common stock issuable upon exercise of such ISO, plus all other ISOs held by such Optionee that become exercisable for the first time during any calendar year, exceeds $100,000.

An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as an ISO under the Code, the Option generally must (among other things) (x) be granted only to employees, (y) have an exercise price equal to or greater than the Fair Market Value on the date of grant, and (z) terminate if not exercised within 10 years from the date of grant (or five years if granted to an Optionee who, at the time the ISO is granted, directly or indirectly, holds more than 10.0% of the total voting power of the Company).  Except in certain limited instances (including termination for cause, death, or disability), if any Optionee ceases to provide services to the Company, the Optionee’s rights to exercise vested ISOs will expire within three months following the date of termination.

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

Exercise Price

The price for which shares of our common stock may be purchased upon exercise of a particular Award will be determined by the Plan Administrator at the time of grant.  However, the applicable exercise price for which shares of our common stock may be purchased upon exercise of an Award will not be less than (i) 100.0% of the Fair Market Value (as defined in the 2007 Stock Plan) of shares of our common stock on the date that the Award is granted, or (ii) 110.0% of the Fair Market Value if the Award is granted to an Eligible Person who, directly or indirectly, holds more than 10.0% of the total voting power of the Company.

No Deferral Features

No Award granted under the 2007 Stock Plan will contain a deferral feature.  Awards cannot be modified or otherwise extended.  No Award will contain a provision providing a reduction in the applicable exercise price, an addition of a deferral feature, or any extension of the term of the award.

Payment / Exercise of Award

An Award may be exercised using as the form of payment (a) cash or cash equivalent, (b) stock-for-stock payment, (c) cashless exercises, (d) the granting of replacement awards, (e) any combination of the above, or (f) such other means as the Plan Administrator may approve.  No shares of our common stock will be delivered in connection with the exercise of any Award until payment in full of the exercise price is received by the Company.

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

Amendment

Our Board of Directors may, without action on the part of our stockholders, amend, change, make additions to, or suspend or terminate the 2007 Stock Plan as it may deem necessary or appropriate and in the best interests of the Company; provided, however, that our Board of Directors may not, without the consent of the Participants, take any action that disqualifies any previously granted Option for treatment as an ISO or which adversely affects or impairs the rights of the holder of any outstanding Award.  Additionally, our Board of Directors will need to obtain the consent of our stockholders in order to (a) amend the 2007 Stock Plan to increase the aggregate number of shares of our common stock subject to the plan, or (b) amend the 2007 Stock Plan if stockholder approval is required either (i) to comply with Section 422 of the Code with respect to ISOs, or (ii) for purposes of Section 162(m) of the Code.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of the date of this Form 10-K, we have issued 3,800,900 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

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

The 2012 Plan includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under the Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company. 3,800,900 stock options have been granted under the 2012 Plan.

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

Director Compensation

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2013.

Director	Fees Earned or Paid in Cash		Stock Awards		Total
John Lorenz	$207,100	(1)	$108,079	(1)	$315,179
James Flach	$1,000	(2)	$-		$1,000
Michael Jaap	$4,100	(3)	$25,021	(3)	$29,121
William Miller	$73,000	(4)	$-		$73,000
Joseph Ioia	$$76,169	(5)	$22,010	(5)	$98,179
Rick Opler	$600	(6)	$11,050	(6)	$11,650
Keri Smith	$600	(7)	$11,050	(7)	$11,650

(1)
Mr. Lorenz was paid $205,000 in salaries and bonuses for his position as CEO, in addition to the $2,100 he was paid for sitting on the Board of Directors.  On December 5, 2012, Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 112,500 vested on December 5, 2013. On September 20, 2013, Mr. Lorenz was granted 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Two hundred and twenty five thousand (225,000) options granted vested immediately upon grant. The estimated value of the vested warrants, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $108,079.

(2)	Mr. Flach was paid $1,000 as compensation for sitting on the Board of Directors.

(3)
Mr. Jaap was paid $2,000 in consulting services for his work on a special project, in addition to the $2,100 he was paid for sitting on the Board of Directors. On December 5, 2012, Mr. Jaap was granted 150,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022.  Of these, 37,500 vested on December 5, 2013.  On September 20, 2013, Mr. Jaap was granted 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Fifty thousand of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $25,021.

(4)	Mr. Miller was paid $72,000 in consulting services for his work on a special project, in addition to the $1,000 he was paid for sitting on the Board of Directors.

(5)
Mr. Ioia was paid $74,069 pursuant to his consulting agreement, in addition to his compensation of $2,100 for sitting on the Board of Directors.  On September 23, 2013, Mr. Ioia was granted 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Fifty thousand of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $22,010.

(6)
Mr. Opler was paid $600 as compensation for sitting on the Board of Directors. On September 20, 2013, Mr. Opler was granted 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Twenty five thousand of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $11,050.

(7)
Ms. Smith was paid $600 as compensation for sitting on the Board of Directors.  On September 20, 2013, Ms. Smith was granted 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Twenty five thousand of the options granted vested immediately upon grant. The estimated value of these options, determined by the Black-Scholes method, in accordance with FASB ASC Topic 718, was $11,050.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 31, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock (2)

Executive Officers and Directors
John Lorenz	5,943,730	(3)	10.97%
--CEO, President, and Chairman of the Board of Directors

Alicia Williams Young	843,790	(4)	1.61%
--Chief Financial Officer, Secretary, and VP of Internal Operations

Richard Geib --Chief Technical Officer	809,900	(5)	1.55%

Todd Smith --Chief Operating Officer	1,469,752	(6)	2.81%

Janet Carnell Lorenz --Chief Business Development Officer	5,943,730	(7)	10.97%

Michael Jaap --Director	333,500	(8)	*

Joseph A. Ioia --Director	3,559,354	(9)	6.85%

Keri Smith --Director	72,200	(10)	*

Richard Q. Opler --Director	179,700	(11)	*

Everett Alexander --Director	850,000	(12)	1.64%

Dwight Mamanteo --Director	175,000	(13)	*

Executive Officers and Directors as a group (11 persons)	20,180,646	(3)-(13)	35.18%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	9,414,906	(14)	16.55%

Ralph M. Amato 2098 Cherry Creek Circle Summerlin, NV 89135	8,439,089	(15)	16.08%

Wynnefield Capital Management, LLC 450 Seventh Avenue, Suite 509 New York, NY 10123	3,800,000	(16)	7.61%

*Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044 and our telephone number is (866) 960-1539.

(2)	Based on 51,619,364 shares of Common Stock of GlyEco, Inc. outstanding as of March 31, 2014.

(3)
Includes an aggregate of (i) 437,528 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (ii) 488,750 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 337,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iv) 225,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023 and (v) 156,000 shares of Common Stock issuable upon exercise of warrants at $1.25 per share until February 15, 2016. Also includes an aggregate of 3,654,618 shares of Common Stock beneficially held by Mr. Lorenz’s wife, Janet Carnell Lorenz.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Mr. Lorenz is deemed to beneficially own shares of Common Stock held by his wife.

(4)
Includes (i) 15,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (ii) 212,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021,  (iii) 266,250 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, and (iv) 150,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(5)
Includes an aggregate of (i) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2016, (ii) 40,000 shares of Common Stock issuable upon exercise of a warrant at $1.00 per share until June 27, 2021, (iii) 60,000 shares of Common Stock issuable upon exercise of options at $1.00 per share until June 27, 2021, (iv) 127,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (v) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2017, and (vi) 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(6)
Includes (i) 255,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (ii) 318,750 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, and (iii) 150,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(7)
Includes (i) 180,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 (ii) 255,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 262,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, and (iv) 150,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  Also includes an aggregate of 2,289,112 shares of Common Stock beneficially held by Ms. Carnell Lorenz’s husband, John Lorenz.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Ms. Carnell Lorenz is deemed to beneficially own shares of Common Stock held by her husband.

(8)	Includes (i) 85,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (ii) 112,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iii) 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (iv) 30,000 shares of Common Stock issuable upon the exercise of warrants at $1.25 until February 15, 2016.

(9)	Includes (i) 131,600 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until December 10, 2015, (ii) 123,077 shares of Common Stock issuable upon the exercise of warrants at $1.25 per share until February 15, 2016, and (iii) 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(10)	Includes 25,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(11)	Includes (i) 20,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 (ii) 42,500 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, and (iii) 25,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(12)	Includes (i) 75,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, (ii) 25,000 shares of Common Stock issuable upon the exercise of options at $1.04 per share until January 15, 2024, (iii) 50,000 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until August 15, 2018, and (iv) (iii) 200,000 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until August 15, 2018.

(13)
Includes (i) 25,000 shares of Common Stock issuable upon the exercise of options at $1.04 per share until January 15, 2024, and (ii) 50,000 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until September 30, 2018.

(14)
Consists of (i) 1,000,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.0001 per share until May 25, 2015, (ii) 480,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.025 per share until September 8, 2013, (iii) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until May 1, 2013, and (iv) 100,000 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $0.025 per share until July 1, 2013, (v) 940,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 until February 15, 2016, (vi) 2,605,513 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $1.00 until March 14, 2017, and (vii) 37,500 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(15)	Consists of (i) 200,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until September 1, 2015, (ii) 250,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 1, 2015, and (iii) 400,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 10, 2015.

(16)
Consists of (i) 531,225 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until September 30, 2018 (ii) 338,738 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until September 30, 2018, and (iii) 255,037 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until September 30, 2018.  Entities included: Wynnefield Partners Small Cap Value, L.P.I, Wynnefield Partners Small Cap Value, L.P., and Wynnefield Small Cap Value Offshore Fund, Ltd.

Except as set forth in this Annual Report, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None reportable under Item 404 of Regulation S-K.

Director Independence

The Board of Directors has determined that each of the following non-employee directors qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules: Michael Jaap, Richard Q. Opler, Keri Smith, Everett Alexander, and Dwight Mamanteo.

John Lorenz is not an “independent director” due to the fact that he is also an employee of the Company.  Joseph A. Ioia is also not an “independent director” because he received a payment from the Company in excess of $120,000 during the fiscal year ended December 31, 2012, as part of the Company’s transaction with Full Circle Manufacturing Group, Inc.

Item 14.  Principal Accounting Fees and Services

The Company engaged Semple, Marchal & Cooper, LLP to serve as its independent registered public accounting firm for the fiscal year ended December 31, 2013.  The Company previously engaged Jorgensen & Co. as its independent registered public accounting firm for the fiscal year ended December 31, 2012.

Set forth below are the fees paid to Semple, Marchal & Cooper, LLP and Jorgensen & Co. for each of the last two fiscal years:

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

Auditor:	2013	2012
Semple, Marchal & Cooper, LLP	$38,803	$-
Jorgensen & Co.	77,500	53,500

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2012	2013
Jorgensen & Co.	$-	$2,375

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Auditor:	2012	2013
Jorgensen & Co.	$-	$600

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

Auditor:	2012		2013
Jorgensen & Co.	$80,500	(1)	$-

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2013 and 2012
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

3.10(1)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011
3.11(1)	Certificate of Merger, dated November 21, 2011, executed by GRT Acquisition, Inc. and Global Recycling Technologies, Inc., filed with the Secretary of State of Delaware and effective November 28, 2011
3.12(8)	Certificate of Designation of Series AA Preferred Stock
4.1(2)	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.
4.2(2)	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.3(2)	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.4(3)	2007 Stock Option Plan
4.5(3)	2012 Equity Incentive Plan
4.6(4)	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan
10.1(5)
Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).

10.2(6)	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc.
10.3(7)
Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.

10.4(8)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
14.1(3)	Code of Ethics
16.1(1)	Letter from Stan J. H. Lee, CPA to the Commission
21.1(9)	List of Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1(9)	Rule 13a-14(a)/15d-14(a) Certificate of John Lorenz, Chief Executive Officer
31.2(9)	Rule 13a-14(a)/15d-14(a) Certificate of Alicia Williams Young, Chief Financial Officer
32.1(9)	Section 1350 Certificate of John Lorenz, Chief Executive Officer
32.2(9)	Section 1350 Certificate of Alicia Williams Young, Chief Financial Officer
101.INS(10)	XBRL Instance Document
101.SCH(10)	XBRL Schema Document
101.CAL(10)	XBRL Calculation Linkbase Document
101.DEF(10)	XBRL Definition Linkbase Document
101.LAB(10)	XBRL Label Linkbase Document
101.PRE(10)	XBRL Presentation Linkbase Document

* Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 4, 2013, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 13, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 2, 2013 and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.
(9)	Filed herewith.
(10)
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

GLYECO, INC.

By: /s/ John Lorenz
Date: April 15, 2014	John Lorenz President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Lorenz
John Lorenz	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2014

/s/ Alicia Williams Young
Alicia Williams Young	Chief Financial Officer, Secretary, and VP of Internal Operations	April 15, 2014
(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Jaap
Michael Jaap	Director	April 15, 2014
/s/ Joseph A. Ioia
Joseph A. Ioia	Director	April 15, 2014

/s/ Richard Q. Opler
Richard Q. Opler	Director	April 15, 2014

/s/ Keri Smith
Keri Smith	Director	April 15, 2014

/s/ Everett Alexander
Everett Alexander	Director	April 15, 2014

/s/ Dwight Mamanteo
Dwight Mamanteo	Director	April 15, 2014