Form 10-Q
period 2014-03-31
GlyEco, Inc.
filed 2014-05-15
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
Yes ☐  No ☒

As of May 15, 2014, the registrant had 51,874,035 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements
GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current assets
Cash	$990,738	$4,393,299
Accounts receivable, net	1,168,970	898,934
Due from related parties	-	34,868
Prepaid expenses	281,399	53,732
Inventories	401,884	268,191
Total current assets	2,842,991	5,649,024

Equipment
Equipment	3,901,137	3,719,344
Leasehold improvements	7,641	7,641
Accumulated depreciation	(409,276)	(328,803)
	3,499,502	3,398,182
Construction in process	3,718,097	2,117,001
Total equipment, net	7,217,599	5,515,183

Other assets
Deposits	-	80,708
Goodwill	835,295	779,303
Other intangible assets, net	3,619,732	3,673,190
Total other assets	4,455,027	4,533,201

Total assets	$14,515,617	$15,697,408

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$711,673	$1,271,674
Due to related parties	540,001	582,682
Note payable	6,602	6,504
Capital lease obligation	291,830	285,363
Total current liabilities	1,550,106	2,146,223

Non-current liabilities
Note payable	8,191	9,877
Capital lease obligation	1,114,148	1,189,574
Total non-current liabilities	1,122,339	1,199,451

Total liabilities	2,672,445	3,345,674

Commitments and contingencies
Mandatorily redeemable Series AA convertible preferred stock, 2,342,740 shares issued and outstanding	-	1,171,375

Stockholders' equity
Preferred stock; $0.0001 par value; 40,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2014 and 2,342,740 shares Series AA (above) issued and outstanding as of December 31, 2013	-	-
Common stock, $.0001 par value; 51,874,035 and 48,834,916 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	5,187	4,884
Additional paid in capital	28,639,958	24,541,809
Accumulated deficit	(16,801,973)	(13,366,334)
Total stockholders' equity	11,843,172	11,180,359

Total liabilities, mezzanine, and stockholders' equity	$14,515,617	$15,697,408

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)

Sales, net	$1,653,041	$1,232,667
Cost of goods sold ($479,507 and $462,900 related party for 2014 and 2013, respectively)	1,661,423	1,165,582
Gross (loss) profit	(8,382)	67,085

Operating expenses
Consulting fees ($20,100 and $24,000 related party for 2014 and 2013, respectively)	141,166	158,742
Share-based compensation	472,774	-
Salaries and wages	271,575	157,517
Legal and professional	36,913	63,575
General and administrative ($18,533 and $18,692 related party for 2014 and 2013, respectively)	215,754	108,177
Total operating expenses	1,138,182	488,011

Loss from operations	(1,146,564)	(420,926)

Other (income) and expenses
Interest income	(578)	(528)
Interest expense ($29,739 and $23,611 related party for 2014 and 2013, respectively)	44,977	58,530
Total other income and expenses	44,399	58,002

Loss before provision for income taxes	(1,190,963)	(478,928)

Provision for income taxes	1,266	-

Net loss	$(1,192,229)	$(478,928)

Premium on Series AA Preferred conversion to common shares	2,243,410	-

Net loss available to common stockholders	$(3,435,639)	(478,928)

Basic and diluted loss per share	$(0.07)	(0.01)

Weighted average common shares outstanding (basic and diluted)	49,486,052	38,387,216

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2014

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2013	48,834,916	$4,884	$24,541,809	$(13,366,334)	$11,180,359

Common shares issued for acquisition	204,750	20	210,873		210,893

Common shares issued for note conversion	2,605,513	261	3,414,524		3,414,785

Warrants and options exercised	24,167	2	(2)		-

Share-based compensation	204,689	20	472,754		472,774

Premium on Series AA Preferred conversion to common shares				(2,243,410)	(2,243,410)

Net loss				(1,192,229)	(1,192,229)

Balance, March 31, 2014 (unaudited)	51,874,035	$5,187	$28,639,958	$(16,801,973)	$11,843,172

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(1,192,229)	$(478,928)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	133,930	56,893
Share-based compensation expense	472,774	-
Stock issued for conversion of accrued interest	-	48,524

(Increase) decrease in assets:
Accounts receivable	(270,036)	(596,673)
Due from related party	34,868	-
Prepaid expenses	(227,667)	2,620
Inventories	(133,693)	(29,390)
Deposits	80,708	-
Increase (decrease) in liabilities:		86,097
Accounts payable and accrued expenses	(560,001)	220,638
Due to related party	(42,681)	-

Net cash used in operating activities	(1,704,027)	(690,219)

Cash flows from investing activities
Purchase of equipment	(26,891)	(83,988)
Construction in process	(1,601,096)	-

Net cash used in investing activities	(1,627,987)	(83,988)

Cash flows from financing activities
Repayment of debt	(1,588)	-
Repayment of capital lease	(68,959)	-
Proceeds from sale of common stock	-	1,660,997

Net cash (used) provided by financing activities	(70,547)	1,660,997

Increase (decrease) in cash	(3,402,561)	886,790

Cash at the beginning of the period	4,393,299	1,153,941

Cash at end of the period	$990,738	$2,040,731

Supplemental disclosure of cash flow information
Interest paid during period	$44,977	$58,530
Taxes paid during period	$1,266	$-

Supplemental disclosure of non-cash items
Redemption of Series AA Preferred by conversion to common shares	3,414,785	-
Common stock issued for acquisition	210,893	188,686
Common stock issued for property, plant and equipment	-	40,000
Common stock issued for capital lease, principal and interest	-	65,800
Common stock issued for convertible note, principal and interest	-	470,000
Series AA Preferred Stock issued for convertible note, principal and interest	-	1,171,375

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On January 9, 2012, the Company, and our wholly-owned subsidiary, Global Recycling, consummated a merger pursuant to which Global Recycling merged with and into the Company (the "Global Merger"), with the Company being the surviving entity.

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.  The accompanying consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP.  Interim results are subject to seasonal variations and the results of operations for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc., and our wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”); GlyEco Acquisition Corp #2 ("Acquisition Sub #2”); GlyEco Acquisition Corp #3 ("Acquisition Sub #3”); GlyEco Acquisition Corp #4 ("Acquisition Sub #4”); GlyEco Acquisition Corp #5 ("Acquisition Sub #5”); GlyEco Acquisition Corp #6 ("Acquisition Sub #6”); and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”).

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

Going Concern

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern.

Management's plans to address these matters include raising additional financing through offering our shares of capital stock in private and/or public offerings of our securities and through debt financing if available and needed. The Company plans to become profitable by realizing synergies and cost reduction opportunities associated with acquisitions made in 2013 and 2014, upgrading the capacity and capabilities at our existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due and we do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations.

Inventory

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. The Company periodically reviews our inventories for obsolete or unsalable items and adjusts our carrying value to reflect estimated realizable values. There was no allowance for obsolete inventory as of March 31, 2014 or December 31, 2013.

Property and Equipment

Property and Equipment is stated at cost. The Company provides depreciation on the cost of our equipment using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. The upgrades to our New Jersey processing center are scheduled to be completed in 2014, at which time depreciation is expected to commence. As of March 31, 2014, the Company incurred Construction in Process totaling $3,718,097.  The estimated cost to be incurred in 2014 to complete upgrades at the processing center is approximately $1,300,000. Depreciation expense for the three months ended March 31, 2014 and 2013, was $80,472 and $56,893, respectively.

For purposes of computing depreciation, the useful lives of property and equipment are:

Leasehold improvements	5 years
Machinery and Equipment	5-25 years

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

Cash, accounts receivable, other current assets, accounts payable and other accrued liabilities, and shares of Series AA Preferred Stock are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital leases and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 3 input levels. The Company has not engaged in any transaction involving derivative instruments. Fair value accounting has been applied to the initial valuation of warrants and options issued, intangible assets, and goodwill, which is discussed in the respective notes.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect would be anti-dilutive.  These potentially dilutive securities excluded from the calculation include Series AA Preferred Stock up until the date of its redemption, options and warrants.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share for the three months ended March 31, 2014 and 2013:

	March 31, 2014 (unaudited)	March 31, 2013 (unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	10,188,506	6,834,406
Warrants	22,135,954	16,739,136
Convertible Series AA preferred stock	-	2,342,750
Total	32,324,460	25,916,292

Provision for Taxes

The Company accounts for our income taxes in accordance with the Income Taxes Topic of ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  An allowance for the net deferred tax asset is established if it is more likely than not that the asset will not be realized.

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

NOTE 3 – Inventory

As of March 31, 2014, the Company’s total inventories were $401,884.

March 31,	2014
Raw materials	$133,289
Work in process	69,777
Finished goods	198,818
Total inventories (unaudited)	$401,884

NOTE 4 – Equipment

As of March 31, 2014, the property, plant and equipment is being reflected net of accumulated depreciation as $7,217,599.

March 31,	2014
Machinery and equipment	$3,901,137
Leasehold improvements	7,641
Accumulated depreciation	(409,276)
3,499,502
Construction in process	3,718,097
Total property, plant and equipment, net (unaudited)	$7,217,599

NOTE 5 – Acquisitions, Goodwill and Intangible Assets

We account for an acquisition of a business, as defined in ASC Topic 805, as required by an analysis of the inputs, processes and outputs associated with the transactions.  Intangible assets that we acquire are recognized if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization.  We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date.  The effects of any revision are recorded to operations when the change arises.  We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired.  We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than our carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value.  Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance

Acquisition of MMT Technologies, Inc..

As previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) on May 30, 2012, GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary (“Acquisition Sub #3”) of the Company, entered into an Asset Purchase Agreement (the “MMT Agreement”) on May 24, 2012, with MMT Technologies, Inc., a Florida corporation (“MMT Technologies”), pursuant to which Acquisition Sub #3 agreed to purchase MMT Technologies’ business and all of its assets (the “MMT Acquisition”).

Effective August 26, 2013, pursuant to the Interim Management Agreement, the Company purchased two vehicles and assumed control of MMT Technologies’ business and all of the assets to be assigned to Acquisition Sub #3 under the MMT Agreement in exchange for $50,000 in cash, which will be deducted from the aggregate purchase price outlined in the MMT Agreement.

On March 21, 2014, Acquisition Sub #3 and MMT Technologies entered into an Amendment No. 1 to the Asset Purchase Agreement (the “MMT Amendment No. 1”) and correspondingly consummated the MMT Acquisition, pursuant to which Acquisition Sub #3 acquired MMT Technologies’ business and all of their assets, free and clear of any liabilities or encumbrances, consisting of equipment, tools, machinery, supplies, materials, other tangible property, inventory, intangible property, contractual rights, books and records, intellectual property, accounts receivable, goodwill, and miscellaneous assets in exchange for 204,750 shares of restricted Common Stock, par value $0.0001, of the Company valued at a current fair market value of $1.03 per share.

During 2014, the Company completed the MMT Technologies transaction in order to expand our market within North America, obtain synergies and cost efficiencies among MMT Technologies and GlyEco, and where economically feasible, add our technological advances to already operating facilities.  As a result of the transaction with MMT Technologies, we expect to reduce costs through economies of scale. The goodwill of $55,992 arising from the acquisition of MMT Technologies consists largely of the synergies and economies of scale expected from combining the operations and expanding our market.

The following table summarizes the aggregate consideration paid during 2013 and 2014 for MMT Technologies and the amounts of the assets acquired at the effective acquisition date:

Consideration:

Cash	$50,000

Equity instruments (104,750 common shares of the Company) issued	107,893

Equity instruments held in escrows (100,000 common shares of the Company)	103,000

Fair value of total consideration transferred	$260,893

Recognized amounts of identifiable assets acquired and liabilities assumed:

Property, plant, and equipment	$204,901

Total identifiable net assets	204,901

Goodwill	55,992

$260,893

The Company has placed in escrow 100,000 shares of our common stock to be released to the former owners of MMT Technologies on September 1, 2014 as long as no undisclosed contingencies arise as more fully described in the documents. As of March 31, 2014, the amount recognized for the contingent consideration arrangement is included in the purchase price as we consider the possibility that the shares will not be released from escrow as remote.  The purchase price allocations for the Company’s recent acquisition is based upon preliminary valuations and our estimates and assumptions are subject to change within the applicable measurement period. The primary areas of the purchase price allocations that are not finalized relate to the valuation of intangible assets acquired and residual goodwill. We expect to obtain further information to assist us in determining the final valuations during the applicable measurement period.

The components of intangible assets are as follows:

		Balance at		Balance at
	Estimated	December 31,	Current Year	March 31,	Accumulated
	Useful Life	2013	Additions	2014 (unaudited)	Amortization	Net
Finite live intangible assets:
Customer list and tradename	5 years	$24,500	$-	$24,500	$3,168	$21,332

Non-compete agreements	5 years	332,000	-	332,000	58,600	273,400

Intellectual property	25 years	3,500,000	-	3,500,000	175,000	3,325,000

Total intangible assets		$3,856,500	$-	$3,856,500	$236,768	$3,619,732

Goodwill	Indefinite	$779,303	$55,992	$835,295	$-	$835,295

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

No significant residual value is estimated for these intangible assets. Aggregate amortization expense included in operating expenses for the three months ended March 31, 2014 and 2013, totaled $53,458 and $44,350, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter:

For the Year Ending December 31,	Estimated Amortization Expense

2014	$155,922
2015	209,380
2016	209,380
2017	209,380
2018	166,355
Thereafter	2,669,315

$3,619,732

NOTE 6 – Income Taxes

As of March 31, 2014, the Company had a net operating loss (NOL) carryforwards of approximately $10,880,000 adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expire in 2033. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of March 31, 2014 and December 31, 2013 to reduce the tax benefit asset value to zero.

NOTE 7 – Capital Lease

We entered into a capital Equipment Lease Agreement with Full Circle, a related party as  the sole owner is on our Board of Directors, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 9% discount rate. The lease is amortized over the five year term at a rate of 9%. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, and vehicles. Depreciation on the cost of the leased equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value.

At March 31, 2014, the value of the assets under the capital lease was $1,617,633, net.  The depreciation expense for the three months ended March 31, 2014 was $19,468.

Future minimum lease payments are due as follow:

Year Ended December 31,	Principal	Interest
2014	$285,363	$109,437
2015	312,125	82,675
2016	341,396	53,404
2017	373,413	21,387
2018	162,640	245
Total minimum lease payments	$1,474,937	$267,148

NOTE 8 – Convertible Note Payable

On August 9, 2008, Global Recycling issued a convertible promissory note to Leonid Frenkel, a principal stockholder, registered in the name of “IRA FBO Leonid Frenkel,” for $1,000,000 and bearing interest at 10.0% per annum (the “Frenkel Convertible Note”). On April 3, 2012, the Company executed a Note Conversion Agreement (the "Conversion Agreement") with Mr.  Frenkel. The terms of the Conversion Agreement extended the maturity date for the Frenkel Convertible Note to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of common and Series AA Preferred stock.  The Series AA Preferred Stock is shown on the balance sheet as Mandatorily redeemable Series AA convertible Preferred Stock as of December 31, 2013.  For a more detailed discussion of the Frenkel Convertible Note and Series AA Preferred Stock, please see note 10 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.

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

On March 14, 2014, Mr. Frenkel redeemed the Series AA Preferred Stock under the Conversion Agreement into 2,342,750 shares of Common Stock at a conversion rate of one share of Common Stock for each one share of Series AA Preferred Stock redeemed.  As an inducement to convert the Series AA Preferred Stock into Common Shares, an additional 262,763 shares of Common Stock were issued upon conversion.  Further, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the redemption.  Therefore, 2,605,513 warrants at an exercise price of $1.00 were issued in connection with the redemption of the Series AA Preferred Stock for Common Stock. The redemption price per share of Series AA Preferred Stock was $1.46 per share, or $3,414,785 in total, which included a redemption premium of $0.85 per share, or $1,975,392 in total; and, an inducement premium of $0.11 per share, or $268,018 in total.  The redemption premium included the fair value of the warrants issued of $757,162 and the excess of the fair value of common shares over the book value of the Series AA Preferred Stock of $1,218,230.  The total redemption and inducement premium of $2,243,410 is deducted from net earnings to arrive at net earnings applicable to common shareholders in the accompanying condensed consolidated Statements of Operations earnings per share calculation.

NOTE 9 – Stockholders’ Equity

Common Stock

As of March 31, 2014, the Company has 51,874,035, shares of Common Stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on Common Stock after payment of dividends on any Preferred Shares having preference in payment of dividends.

For the three months ended March 31, 2014, the Company issued the following Common Stock:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Acquisition	204,750	$210,893
Common Shares for Performance Plan	204,689	$334,534
Common Shares for Conversion of Series AA Preferred Shares	2,605,513	$2,657,623
Warrants and Options Exercised	24,167	$26,100

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

NOTE 10 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	10,133,506	$0.74
Granted	100,000	1.04
Exercised	(45,000)	0.72
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2014	10,188,506	$0.74

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

We use the Black-Scholes-Merton (“BSM”) option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant, as determined by the BSM model, is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to:

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

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	19,530,441	$1.08
Granted	2,605,513	1.00
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2014 (Unaudited)	22,135,954	$1.07

The value of the warrants was determined using the BSM option pricing model based upon:

· Expected term is generally determined using the contractual term of the award;
· Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history;
· Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

2012 Equity Incentive Plan

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”).

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of March 31, 2014, we have issued options to purchase an aggregate of 3,900,900 shares of our Common Stock originally reserved under the 2012 Plan. There remain 2,599,100 shares of Common Stock available for issuance under this plan.

The 2012 Plan includes a variety of forms of awards, including (a) ISOs (b) NQSOs (c) SARs (d) Restricted Stock, (e) Performance Awards, and (e) other forms of stock-based incentive awards to allow the Company to adapt our incentive compensation program to meet our needs.

The 2012 Plan will terminate on February 23, 2022, unless sooner terminated by our Board of Directors. After the 2012 Plan is terminated, no future awards may be granted under the 2012 Plan, but awards previously granted will remain outstanding in accordance with their applicable terms and conditions and the 2012 Plan’s terms and conditions.  As of March 31, 2014, the Company had 10,188,506 common shares reserved for future issuance under the Company’s stock plans.

NOTE 11 – Related Party Transactions

Related party transactions are included in cost of goods sold, consulting fees, general and administrative expenses, interest expense,  and the capital lease obligation. Refer to the condensed consolidated statements of operations for amounts.

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

2014
Beginning balance as of December 31, 2013	$114,434
Monies owed	7,679
Monies paid	(22,113)
Ending balance as of March 31, 2014 (Unaudited)	$100,000

Chief Business Development Officer

The Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company.

2014
Beginning balance as of December 31, 2013	$16,058
Monies owed	23,113
Monies paid	(39,171)
Ending balance as of March 31, 2014 (Unaudited)	$-

Chief Financial Officer

The Chief Financial Officer is reimbursed for business expenses charged on a personal credit card.

2014
Beginning balance as of December 31, 2013	$16,138
Monies owed	-
Monies paid	(16,138)
Ending balance as of March 31, 2014	$-

Director

A Director of the Company is the counter party to consulting and non-compete contracts, as well as the sole owner of two corporations, Full Circle and NY Terminals with contracts with the Company. Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement.

2014
Beginning balance as of December 31, 2013	$426,052
Monies owed	593,100
Monies paid	(579,151)
Ending balance as of March 31, 2014 (Unaudited)	$440,001

General Manager

The General Manager of Acquisition Sub #3 is co-owner of MMT Technologies, which is paid rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #3.

2014
Beginning balance as of December 31, 2013	$10,000
Monies owed	7,500
Monies paid	(17,500)
Ending balance as of March 31, 2014 (Unaudited)	$-

NOTE 12 – Commitments and Contingencies

Rental Agreements

During the three months ended March 31, 2014, the Company rented office and warehouse space on a monthly basis under written rental agreements. The terms of these agreements range from several months to five years.

For the three months ended March 31, 2014, rent expense was $182,386.

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

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of March 31, 2014.  However, if a release of hazardous substances occur, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Unless otherwise noted herein, terms such as the "Company," "GlyEco," "we," "us," "our" and similar terms refer to GlyEco, Inc., a Nevada corporation, and our subsidiaries.

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and related notes included elsewhere herein.

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

In addition to increasing our base of waste generating customers, the Company has completed upgrades to improve quality and expand processing capabilities and capacity at each of our processing centers. The following upgrades were made to our processing centers thru March 2014:

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

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Financial Statements contained in Part I of this Form 10-Q document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts and useful lives of intangible assets, inventory, fair value of assets acquired in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Going Concern

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern.

Management's plans to address these matters include raising additional financing through offering our shares of capital stock in private and/or public offerings of our securities and through debt financing if available and needed. The Company plans to become profitable by realizing synergies and cost reduction opportunities associated with acquisitions made in 2013 and 2014, upgrading the capacity and capabilities at our existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ the two following methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Stock Options

We estimate fair value of stock options using the Black-Scholes-Merton valuation model. Assumptions used in the calculation were determined as follows:
•
expected term is determined under the plain vanilla method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•
expected volatility is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history; and

•	risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.
•	Forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of March 31, 2014, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,455,027 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  To date, we have not recorded an impairment of goodwill.

In addition to the required goodwill impairment analysis, we also review the recoverability and estimated useful life of our net intangibles with finite lives when an indicator of impairment exists. When we acquire intangible assets, management determines the estimated useful life, expected residual value if any and appropriate allocation method of the asset value based on the information available at the time. If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges of goodwill and intangible assets in future periods and we may need to change our estimated useful life of amortizing intangible assets. Any impairment charges that we may take in the future or any change to amortization expense could be material to our results of operations and financial condition.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of March 31, 2014 and December 31, 2013, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Results of Operations

Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Net Sales

For the three-month period ended March 31, 2014, Net Sales were $1,653,041, compared to $1,232,667 for the three-month period ended March 31, 2013, an increase of $420,374, or  34.1%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013.

Cost of Goods Sold

For the three-month period ended March 31, 2014, our Costs of Good Sold was $1,661,423, compared to $1,165,582 for the three-month period ended March 31, 2013, representing an increase of $495,841, or approximately 42.5%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the three-month period ended March 31, 2014, we realized a gross (loss) profit of $(8,382), compared to $67,085 for the three-month period ended March 31, 2013, a decrease of $75,467, or 112.5%. The decrease in gross profit was primarily due to new customers added at lower margins than previously existing customers as we work to expand our customer base and market reach to maximize the potential of our current scope of operations. Our gross profit margin for the three-month period ended March 31, 2014, was approximately (0.5)%, compared to approximately 5.4% for the three-month period ended March 31, 2013.  We expect our gross profit margin to increase when current costs for the integration, training, and process standardization at our facilities, which are expensed as incurred are no longer required later in 2014 for recently acquired facilities. These additional costs at times caused the production costs per unit to exceed the revenues per unit produced at certain facilities.  Current construction in progress projects should also contribute to operating productivity and efficiencies when they are put into service later in 2014.

Operating Expenses

For the three-month period ended March 31, 2014, operating expenses increased to $1,138,182 from $488,011 for the three-month period ended March 31, 2013, representing an increase of $650,171, or approximately 133.2%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $141,166 for the three-month period ended March 31, 2014, from $158,742 for the three-month period ended March 31, 2013, representing a decrease of $(17,576), or approximately (11.1)%. The decrease is primarily attributable to the hiring of some consultants as employees.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $271,575 for the three-month period ended March 31, 2014, from $157,517 for the three-month period ended March 31, 2013, representing an increase of $114,058, or 72.4%. The increase is due to the additional hiring of employees and salary increases attributable to the new operations and related administrative support for activities added in 2013.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $472,774 for the three-month period ended March 31, 2014, from zero dollars  for the three-month period ended March 31, 2013, representing an increase of $472,774, or 100%.   The increase is due to the current quarter issuance of 100,000 compensatory options, 204,689 shares of common stock to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the three-month period ended March 31, 2014, Legal and Professional Fees decreased to $36,913 from $63,575 for the three-month period ended March 31, 2013, representing a decrease of $(26,662), or approximately (41.9)% The decrease is due to a reduction in the outsourcing of legal and professional work. This work is now increasingly performed in house as we expand our staff and add qualified personnel to support our current and planned scope of operations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2014, G&A Expenses increased to $215,754 from $108,177 for the three-month period ended March 31, 2013, representing an increase of $107,577, or approximately 99.4%.  This increase is primarily due to the depreciation and amortization of assets relating to facilities added in 2013, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three-month period ended March 31, 2014, Other Income and Expenses decreased to $44,399 from $58,002 for the three-month period ended March 31, 2013, representing a decrease of $(13,603), or approximately (23.5)% Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended March 31, 2014, increased to $578 from $528 for the three-month period ended March 31, 2013, representing an increase of $50 or approximately 9.5%.  The increase was due to additional cash held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the three-month period ended March 31, 2014, Interest Expense decreased to $44,977 from $58,530  for the three-month period ended March 31, 2013, representing a decrease of $(13,553) or approximately (23.2)%. The decrease was mainly due to interest expense no longer incurred from the convertible note payable.

Liquidity & Capital Resources; Going Concern

As of March 31, 2014, we had $2,842,991 in current assets, consisting of $990,738 in cash, $1,168,970 in accounts receivable, $281,399 in prepaid expenses, and $401,884 in inventories. We had total current liabilities of $1,550,106 consisting of accounts payable and accrued expenses of $711,673, due to related parties of $540,001, note payable of $6,602, and the current portion of capital lease obligation of $291,830. We had total non-current liabilities of $1,122,339 consisting of note payable of $8,191, and the non-current portion of capital lease obligation of $1,114,148.  Net cash used by operating activities for the three-month period ending March 31, 2014, was $1,704,027, while the loss from operations was $1,192,229 for the same period.  The difference arises from non-cash transactions comprised of stock-based compensation of $472,774 and  depreciation and amortization of $133,930.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.   Our plans to address these matters include, realizing synergies and cost efficiencies with prior year acquisitions, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at our existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies. We have acquired four glycol recycling businesses, and are in discussions with five other companies to acquire their glycol recycling businesses.  We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net cash (used in) operating activities	$(1,704,027)	$(690,219)
Net cash (used in) investing activities	$(1,627,987)	$(83,988)
Net cash provided by financing activities	$(70,547)	$1,660,997
Net increase (decrease) in cash and cash equivalents	$(3,402,561)	$886,790
Cash - beginning of period	$4,393,299	$1,153,941
Cash - end of period	$990,738	$2,040,731

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. To date, the Company has financed our operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the three months ended March 31, 2014, the Company raised $0 from private sales of our securities.

Frenkel Convertible Note

On March 14, 2014, the Series AA Preferred Stock was converted under the Conversion Agreement into 2,342,750 shares of Common Stock at a price of $1.02 per share.  As inducement for the redemption of the Series AA Preferred Stock, an additional 262,763 shares of Common Stock were issued at a price of $1.02 per share.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the conversion with each such warrant having an exercise price of $1.00; therefore, a warrant to purchase 2,605,513 shares of Common Stock was issued in connection with the conversion.  For a more detailed discussion of the Convertible Note and Series AA Preferred Stock, please see note 8 in the accompanying unaudited condensed consolidated financial statements and note 10 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.

Private Financings

None.

Off-balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the reporting process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have made progress towards remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2014, we retained a new Corporate Controller with public company experience to help make progress towards remediating the material weakness identified above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2014, the Company issued unregistered securities as follows:

On January 24, 2014, the Company issued an aggregate of 24,167 shares of Common Stock to one non-accredited investor for the cashless exercise of 45,000 stock options at a weighted average exercise price of $0.72 per share. The closing price on the OTCQB Market on the day of exercise was $1.08 per share of Common Stock. The stock options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each stock option exercised.  The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.

On February 10, 2014, the Company issued an aggregate of 204,689 shares of Common Stock to four employees of the Company, pursuant to a performance incentive plan at a price of $1.04 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 14, 2014, the Company issued an aggregate of 2,605,513 shares of Common to two accredited investors in consideration for the conversion of Series AA Preferred Stock into Common Stock, per the terms of the Note Conversion Agreement at a price of $1.02 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such investors represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares are restricted under Rule 144 promulgated under the Securities Act.

On March 21, 2014, the Company issued an aggregate of 204,750 shares of Common Stock to MMT Technologies at a price of $1.03 per share, pursuant to the MMT Agreement, by and among the Company, Acquisition Sub #3, and MMT Technologies, pursuant to which Acquisition Sub #3 acquired MMT Technologies’ business and all of its assets. The shares of Common Stock issued pursuant to the MMT Agreement are restricted under Rule 144 promulgated under the Securities Act. The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: May 15, 2014	By: /s/ John Lorenz
John Lorenz
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By: /s/ Alicia Williams
Alicia Williams
Chief Financial Officer
(Principal Financial Officer)