Form 10-Q
period 2014-06-30
GlyEco, Inc.
filed 2014-08-14
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-30396

GLYECO, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

10429 South 51st Street, Suite 235 Phoenix, Arizona	85044
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

As of August 14, 2014, the registrant had 58,190,649 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements
GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current assets
Cash	$1,997,682	$4,393,299
Accounts receivable, net	601,045	898,934
Due from related parties	19,968	34,868
Prepaid expenses	153,910	53,732
Inventories	506,077	268,191
Total current assets	3,278,682	5,649,024

Equipment
Equipment	4,235,521	3,719,344
Leasehold improvements	201,364	7,641
Accumulated depreciation	(521,421)	(328,803)
	3,915,464	3,398,182
Construction in process	3,971,315	2,117,001
Total equipment, net	7,886,779	5,515,183

Other assets
Deposits	-	80,708
Goodwill	835,295	779,303
Other intangible assets, net	3,567,276	3,673,190
Total other assets	4,402,571	4,533,201

Total assets	$15,568,032	$15,697,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$880,972	$1,271,674
Due to related parties	557,703	582,682
Note payable	6,702	6,504
Capital lease obligation	308,825	285,363
Total current liabilities	1,754,202	2,146,223

Non-current liabilities
Note payable	121,476	9,877
Capital lease obligation	1,048,783	1,189,574
Total non-current liabilities	1,170,259	1,199,451

Total liabilities	2,924,461	3,345,674

Redeemable Series AA convertible preferred stock, 2,342,740 shares issued and outstanding	-	1,171,375

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2014 and 2,342,740 Series AA (above) as of December 31, 2013	-	-
Common stock, $.0001 par value; 51,992,009 and 48,834,916 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	5,192	4,884
Additional paid in capital	30,551,893	24,541,809
Accumulated deficit	(17,913,514)	(13,366,334)
Total stockholders' equity	12,643,571	11,180,359

Total liabilities and stockholders' equity	$15,568,032	$15,697,408

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2014 and 2013

	Three months ended June 30		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,606,990	$1,417,473	$3,260,031	$2,650,140
Cost of goods sold	1,629,257	941,864	3,290,680	2,107,446
Gross profit	(22,267)	475,609	(30,649)	542,694

Operating expenses
Consulting fees	144,744	189,973	285,910	348,715
Stock-based compensation	238,758	-	711,532	-
Salaries and wages	243,579	191,040	515,154	348,557
Legal and professional	199,388	58,601	236,301	122,176
General and administrative	214,929	188,590	430,683	296,767
Total operating expenses	1,041,398	628,204	2,179,580	1,116,215

Loss from operations	(1,063,665)	(152,595)	(2,210,229)	(573,521)

Other (income) and expenses
Interest income	(66)	(429)	(644)	(957)
Interest expense	45,466	47,269	90,443	105,799
Total other income and expenses	45,400	46,840	89,799	104,842

Loss before provision for income taxes	(1,109,065)	(199,435)	(2,300,028)	(678,363)

Provision for income taxes	2,476	-	3,742	-

Net loss	$(1,111,541)	$(199,435)	$(2,303,770)	$(678,363)

Premium on Series AA Preferred conversion to common shares	-	-	2,243,410	-

Net loss available to common shareholders	$(1,111,541)	$(199,435)	$(4,547,180)	(678,363)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.09)	(0.02)

Weighted average number of common shares outstanding (basic and diluted)	51,906,725	39,481,793	50,707,479	40,564,341

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2014

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2013	48,834,916	$4,884	$24,541,809	$(13,366,334)	$11,180,359

Common shares for acquisition	204,750	20	210,873		210,893

Common shares for note conversion	2,605,513	261	3,414,524		3,414,785

Warrants and options exercised	72,141	7	1,673,175		1,673,182

Share-based compensation	204,689	20	711,512		711,532

Premium on Series AA Preferred conversion to common shares				(2,243,410)	(2,243,410)

Net loss				(2,303,770)	(2,303,770)

Balance, June 30, 2014	51,922,009	$5,192	$30,551,893	$(17,913,514)	$12,643,571

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(2,303,770)	$(678,363)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	298,532	119,139
Stock-based compensation expense	711,532	17,586
Stock issued for conversion of accrued interest	-	24,913
Stock issued for lease payment	-	80,000

(Increase) decrease in assets:
Accounts receivable	297,889	(1,386,927)
Due from related party	14,900	-
Prepaid expenses	(100,178)	(75,639)
Inventories	(237,886)	(376,895)
Deposits	80,708	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(390,702)	252,729
Due to related party	(24,979)	900,797
Net cash used in operating activities	(1,653,954)	(1,122,660)

Cash flows from investing activities
Purchase of equipment	(554,999)	(448,598)
Construction in process	(1,854,314)	-
Net cash used in investing activities	(2,409,313)	(448,598)

Cash flows from financing activities
Borrowing / (repayment) of debt	111,797	(509)
Repayment of capital lease	(117,329)	(40,866)
Proceeds from sale of common stock	-	1,737,826
Stock issuance costs	-	(77,537)
Proceeds from warrant exercise	1,673,182	-
Net cash provided by financing activities	1,667,650	1,618,914

Increase (decrease) in cash	(2,395,617)	47,656

Cash at the beginning of the period	4,393,299	1,153,941

Cash at end of the period	$1,997,682	$1,201,597

Supplemental disclosure of cash flow information
Interest paid during period	$90,443	$-
Taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Premium on Series AA Preferred conversion to common shares	2,243,410
Common stock issued for acquisition	210,893	188,686
Common stock issued for property, plant and equipment		40,000
Common stock issued for capital lease, principal and interest		65,800
Common stock issued for convertible note, principal and interest		470,000
Series AA Preferred Stock issued for convertible note, principal and interest		1,171,375
Equipment purchased with capital lease		1,714,974
Equipment purchased with debt		20,000

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.  The accompanying consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP.  Interim results are subject to seasonal variations and the results of operations for the three and six months ended June 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2014, and December 31, 2013 have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2014, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. The Company expects gross margins to increase as the costs associated with integration continue to decline and sales of our T1 material reached plan levels.

NOTE 3 – Inventory

As of June 30, 2014, the Company’s total inventories were $506,077.

June 30,	2014
Raw materials	$181,194
Work in process	119,474
Finished goods	205,409
Total inventories (unaudited)	$506,077

NOTE 4 – Income Taxes

As of June 30, 2014, the Company had a net operating loss (NOL) carryforwards of approximately $11,480,000 adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expire in 2033. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of June 30, 2014 and December 31, 2013 to reduce the tax benefit asset value to zero.

NOTE 5 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	10,133,506	$0.74
Granted	537,172	0.75
Exercised	(146,250)	0.77
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of June 30, 2014 (unaudited)	10,524,428	$0.74

All options exercised were done so by means of a cashless exercise, whereby the Company received no cash and issued new shares.

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures. As of June 30, 2014, there were $481,610 of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	19,530,441	$1.08
Granted	2,705,513	1.00
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of June 30, 2014 (Unaudited)	22,235,954	$1.07

On July 1, 2014, the Company issued 6,268,628 shares of common stock upon the exercise of 6,268,628 warrants.  Please see additional discussion of the warrant exercise in Note 8.

NOTE 6 – Related Party Transactions

Related party transactions are included in cost of goods sold, consulting fees, general and administrative expenses, interest expense, and the capital lease obligation. Amount of related party transactions included in the condensed consolidated statements of operations are shown below.

	Three months ended June 30		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of goods sold	403,161	539,239	882,668	1,002,139
Operating expenses	58,325	71,998	96,958	114,690
Interest expense	45,466	46,840	87,916	82,834

Chief Executive Officer

The Chief Executive Officer purchased 156,000 shares in the offering that closed on February 15, 2013 at a price of $0.65 per share in consideration of monies owed to him by the Company.

2014
Beginning balance as of December 31, 2013	$114,434
Monies owed	7,679
Monies paid	(22,113)
Ending balance as of June 30, 2014 (Unaudited)	$100,000

Chief Business Development Officer

The Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company.

2014
Beginning balance as of December 31, 2013	$16,058
Monies owed	53,698
Monies paid	(68,776)
Ending balance as of June 30, 2014 (Unaudited)	$980

Director

A Director of the Company is the counter party to consulting and non-compete contracts, as well as the sole owner of two corporations, Full Circle and NY Terminals with contracts with the Company. Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement.

2014
Beginning balance as of December 31, 2013	$426,052
Monies owed	1,046,494
Monies paid	(1,015,823)
Ending balance as of June 30, 2014 (Unaudited)	$456,723

NOTE 7 – Commitments and Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.  Currently, there are no pending legal proceedings.  The Company is aware of a potential claim that is at least reasonably possible of being asserted regarding a contract dispute with a firm retained to assist in the raising of capital.  The estimated range involved in this dispute is from $0 to $100,000.    Management believes this possible claim is without merit and intends to vigorously defend ourselves should a formal claim be made.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of June 30, 2014.  However, if a release of hazardous substances occur, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

NOTE 8 – Subsequent Events

Registration of Securities

On June 30, 2014, we began the process of registering approximately 37.2 million shares of our issued and outstanding shares that are currently restricted in accordance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  We will not receive any proceeds from the registration process and we are unable to determine when the registration process will be completed.

Warrant Exercises

On July 1, 2014, the Company issued 6,268,628 shares of common stock, par value $0.0001 per share, upon the exercise of 6,268,628 warrants.

The Company temporarily reduced the exercise price of all of its outstanding warrants to $0.50 per share for a period beginning on June 4, 2014, and ending on July 1, 2014 (the “Temporary Exercise Period”). During the Temporary Exercise Period, forty-six warrant holders exercised a total of 6,268,628 warrants and therefore purchased 6,268,628 shares of common stock in exchange for an aggregate purchase price of $3,134,314.  We received exercise funds of $1,673,182 prior to the exercise date and this amount was credit to additional paid in capital in the accompanying condensed consolidated balance sheet as of June 30, 2014.

The Company utilized the services of two FINRA registered placement agents during the Temporary Exercise Period. In connection with the warrant exercises, the Company paid an aggregate cash fee of approximately $60,869 to such placement agents. The net proceeds to the Company from the warrant exercises, after deducting the foregoing cash fee, were approximately $3,073,445.

The securities issued in connection with the warrant exercises have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

Consulting Agreement with Richard Geib

On August 4, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with the Company’s Chief Technical Officer, Richard Geib.

The Consulting Agreement supersedes the terms of the Consulting Agreement previously entered into between Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), and Mr. Geib on May 3, 2010, which the Company assumed upon the consummation of a reverse triangular merger with Global Recycling on November 28, 2011.

The Consulting Agreement is for a term of two years and may be extended for additional one-year terms by written agreement. Pursuant to the Consulting Agreement, Mr. Geib will assist in the further development and implementation of the Company’s proprietary technology for recycling glycol, the GlyEco TechnologyTM, and perform such other duties as requested by the Company’s Chief Executive Officer.

In consideration for his services during the term, the Company will compensate Mr. Geib with an initial engagement fee of $50,000, a monthly consulting fee of $12,500 per month for the first year of the term, a to be determined monthly consulting fee for the second year of the term, and a total of 2,700,000 warrants to purchase shares of GlyEco common stock, par value $0.0001 per share, at an exercise price of $0.73 per share, of which half shall vest immediately and the remaining amount shall vest on August 4, 2015.

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

In addition to increasing our base of waste generating customers, the Company has completed upgrades to improve quality and expand processing capabilities and capacity at each of our processing centers. The following upgrades were made to our processing centers thru June 2014:

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

The above described expansion activities will provide the infrastructure and trained operations staff necessary for the Company to reach projected throughput of recycled material of four to six million gallons in 2015.  Current operating results and margins are negatively impacted for the three and six months ended June 30, 2014 by the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels.  These costs increase the average cost of producing recycled glycol without the associated increase in sales price that we anticipate once we achieve planned production levels of our T1TM product.  In addition, as forecasted production levels and sales are reached, average cost per unit produced will decline when fixed costs are spread over a larger number of units produced.

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

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts and useful lives of intangible assets, inventory, fair value of assets acquired in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Going Concern

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  As discussed below, certain conditions currently exist which raise substantial doubt upon the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2014, have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2013, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern.

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

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $47,038 and $47,927 as of June 30, 2014, and December 31, 2013, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

The majority of our customers are based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

Inventory

Inventory consists primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process that, in each case, are stated at the lower of cost or market approximating cost on a first in, first out basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the losses of one or more significant customers are factors that could affect the value of our inventories. These factors could make our estimates of inventory valuation differ from actual results.

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

Stock Options

We use the Black-Scholes-Merton valuation model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company.  This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.  The fair value of the stock-based awards is amortized over the vesting period of the awards.  For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Assumptions used in the calculation were determined as follows:
·
expected term is determined under the plain vanilla method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

·
expected volatility is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history;

·	risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
·	forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of June 30, 2014, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,402,571 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  To date, we have not recorded an impairment of goodwill.

In addition to the required goodwill impairment analysis, we also review the recoverability and estimated useful life of our net intangibles with finite lives when an indicator of impairment exists. When we acquire intangible assets, management determines the estimated useful life, expected residual value if any and appropriate allocation method of the asset value based on the information available at the time. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.  Our assumptions with respect to expected future cash flows relating to intangible assets is impacted by our assessment of (i) the proprietary nature of our recycling process combined with (ii) the technological advances we have made allowing us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application along with (iii) the fact that the market is currently served by primarily smaller local processors.  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges of goodwill and intangible assets in future periods and we may need to change our estimated useful life of amortizing intangible assets. Any impairment charges that we may take in the future or any change to amortization expense could be material to our results of operations and financial condition.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of June 30, 2014 and December 31, 2013, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Results of Operations

Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Net Sales

For the six-month period ended June 30, 2014, Net Sales were $3,260,031, compared to $2,650,140 for the six-month period ended June 30, 2013, an increase of $609,891, or 23%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013.  The volume of recycled glycol sold increased by approximately 55% while the average price decreased by approximately 8% as compared to the same period in the prior year.  New facilities added in 2013 accounting for 75% of the revenues for the second quarter of 2014 and 79% of the gallons produced for the second quarter of 2013.

Cost of Goods Sold

For the six-month period ended June 30, 2014, our Costs of Good Sold was $3,290,680, compared to $2,107,446 for the six-month period ended June 30, 2013, representing an increase of $1,183,234, or approximately 56%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013.  In addition, the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels increased Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the six-month period ended June 30, 2014, we realized a gross loss of $(30,649), compared to a gross profit of $542,694 for the six-month period ended June 30, 2013, a decrease of $573,343, or 106%. The decrease in gross profit was primarily due to continued higher operating costs to support future T1 production prior to completion of production through put at our NJ facility of T1 material. Our gross profit margin for the six-month period ended June 30, 2014, was approximately (1)%, compared to approximately 20% for the six-month period ended June 30, 2013.  We expect our gross profit margin to increase as construction in progress is finalized, output testing is completed and T1TM production and sales begin at our NJ facility. Current operating results and margins were negatively impacted for the six months ended June 30, 2014 by the increased costs discussed above.  These costs increase the average cost of producing recycled glycol without the associated increase is sales price that we anticipate once we achieve planned production levels of our T1TM product.  We have forecasted that T1 production capacity will be 4 to 6 million gallons at an expected gross margin in excess of 30% once production is fully operational at our New Jersey facility.

Operating Expenses

For the six-month period ended June 30, 2014, operating expenses increased to $2,179,580 from $1,116,215 for the six-month period ended June 30, 2013, representing an increase of $1,063,365 or approximately 95%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $285,910 for the six-month period ended June 30, 2014, from $348,715 for the six-month period ended June 30, 2013, representing a decrease of $62,805, or approximately 18%. The decrease is primarily attributable to the hiring of some consultants as employees.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $515,154 for the six-month period ended June 30, 2014, from $348,557 for the six-month period ended June 30, 2013, representing an increase of $166,597, or 48%. The increase is due to the hiring of additional employees attributable to the new operations and related administrative support for activities added in 2013.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $711,532 for the six-month period ended June 30, 2014, from zero dollars  for the six-month period ended June 30, 2013, representing an increase of $711,532, or 100%.   The increase is due to the issuance of 537,172 compensatory options and 204,689 shares of common stock to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the six-month period ended June 30, 2014, Legal and Professional Fees increased to $236,301 from $122,176 for the six-month period ended June 30, 2013, representing an increase of $114,125, or approximately 93%. The increase is due to higher costs of the year-end audit arising from our expanded scope of operations and the filing of a Registration Statement on Form S-1.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six-month period ended June 30, 2014, G&A Expenses increased to $430,684 from $296,767 for the six-month period ended June 30, 2013, representing an increase of $133,917, or approximately 45%.  This increase is primarily due to the depreciation and amortization of assets relating to facilities added in 2013, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the six-month period ended June 30, 2014, Other Income and Expenses decreased to $89,799 from $104,842 for the six-month period ended June 30, 2013, representing a decrease of $15,043, or approximately 14%. Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the six-month period ended June 30, 2014, decreased to $644 from $957 for the six-month period ended June 30, 2013, representing a decrease of $313 or approximately 33%.  The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the six-month period ended June 30, 2014, Interest Expense decreased to $90,443 from $105,799 for the six-month period ended June 30, 2013, representing a decrease of $15,356 or approximately 15%. The decrease was mainly due to interest expense no longer incurred from the convertible note payable.

Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Net Sales

For the three-month period ended June 30, 2014, Net Sales were $1,606,990, compared to $1,417,472 for the three-month period ended June 30, 2013, an increase of $189,518, or 13%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013. The volume of recycled glycol sold increased by approximately 50% while the average price increased by approximately 3% as compared to the same period in the prior year.  New facilities added in 2013 accounting for 72% of the revenues for the second quarter of 2014 and 74% of the gallons produced for the second quarter of 2013.

Cost of Goods Sold

For the three-month period ended June 30, 2014, our Costs of Good Sold was $1,629,257, compared to $941,864 for the three-month period ended June 30, 2013, representing an increase of $687,393, or approximately 73%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013.  In addition, the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels increased Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the three-month period ended June 30, 2014, we realized a gross loss of $(22,267), compared to a gross profit $475,609 for the three-month period ended June 30, 2013, a decrease of $497,876, or 105%. The decrease in gross profit was primarily due to continued higher operating costs to support future T1 production prior to completion of production through put at our NJ facility of T1TM material. . Current operating results and margins were negatively impacted for the three months ended June 30, 2014 by the increased costs discussed above.  These costs increase the average cost of producing recycled glycol without the associated increase is sales price that we anticipate once we achieve planned production levels of our T1TM product.  Our gross profit margin for the three-month period ended June 30, 2014, was approximately (1)%, compared to approximately 34% for the three-month period ended June 30, 2013.  We expect our gross profit margin to increase as production and sales of T1TM volumes increase at our NJ facility.

Operating Expenses

For the three-month period ended June 30, 2014, operating expenses increased to $1,041,398 from $628,204 for the three-month period ended June 30, 2013, representing an increase of $413,194, or approximately 66%.  Operating expenses consist of Consulting Fees, Legal and Professional Fees and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $144,744 for the three-month period ended June 30, 2014, from $189,973 for the three-month period ended June 30, 2013, representing a decrease of $45,229, or approximately 24%. The decrease is primarily attributable to the hiring of some consultants as employees.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $243,579 for the three-month period ended June 30, 2014, from $191,040 for the three-month period ended June 30, 2013, representing an increase of $52,539, or 28%. The increase is due to the hiring of additional employees attributable to the new operations and related administrative support for activities added in 2013.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $238,758 for the three-month period ended June 30, 2014, from zero dollars for the three-month period ended June 30, 2013, representing an increase of $238,758, or 100%.   The increase is due to the issuance of 437,172 compensatory options to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the three-month period ended June 30, 2014, Legal and Professional Fees increased to $199,388 from $58,601 for the three-month period ended June 30, 2013, representing an increase of 140,787, or approximately 240%. The increase is due to costs related to the 2013 year-end audit arising from our expanded scope of operations and the filing of a Registration Statement on Form S-1.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended June 30, 2014, G&A Expenses increased to $214,929 from $188,590 for the three-month period ended June 30, 2013, representing an increase of $26,339, or approximately 14%.  This increase is primarily due to the depreciation and amortization of assets relating to facilities added in 2013, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three-month period ended June 30, 2014, Other Income and Expenses decreased to $45,400 from $46,840 for the three-month period ended June 30, 2013, representing a decrease of $1,440, or approximately 3%. Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended June 30, 2014, decreased to $66 from $429 for the three-month period ended June 30, 2013, representing a decrease of $363 or approximately 85%.  The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the three-month period ended June 30, 2014, Interest Expense decreased to $45,466 from $47,269 for the three-month period ended June 30, 2013, representing a decrease of $1,803 or approximately 4%. The decrease was mainly due to a decline in interest expense per the amortization schedule of the capital lease.

Liquidity & Capital Resources; Going Concern

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies.  Cash provided from financing continues to be the company’s primary source of funds. We believe that we can raise adequate funds through issuance of equity or debt as necessary to continue to support our planned expansion.

For the six months ended June 30, 2014 and 2013, net cash used by operating activities was $1,653,954 and $1,122,660, respectively.  For the six months ended June 30, 2014, the company used $2,409,313 in cash for investing activities, compared to the $448,598 used in the prior year’s period.  These amounts were comprised entirely of capital expenditures for equipment and construction in progress.  For the six months ended June 30, 2014 and 2013, we received $1,667,650 and $1,618,914, respectively, in cash for financing activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.   Our plans to address these matters include, realizing synergies and cost efficiencies with prior year acquisitions, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at our existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies. During 2014, we have already realized significant increases in production capacity at some of our facilities.  We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

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

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. To date, the Company has financed our operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the six months ended June 30, 2014, the Company raised $0 from private sales of our securities.

Frenkel Convertible Note

On March 14, 2014, the Series AA Preferred Stock was converted under the Conversion Agreement into 2,342,750 shares of Common Stock at a price of $1.02 per share.  As inducement for the redemption of the Series AA Preferred Stock, an additional 262,763 shares of Common Stock were issued at a price of $1.02 per share.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the conversion with each such warrant having an exercise price of $1.00; therefore, a warrant to purchase 2,605,513 shares of Common Stock was issued in connection with the conversion.  For a more detailed discussion of the Convertible Note and Series AA Preferred Stock, please see note 10 in the accompanying consolidated financial statements for the year ended December 31, 2013.

Private Financings

None.

Off-balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have made progress towards remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

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

For the six months ended June 30, 2014, the Company issued unregistered securities as follows:

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

On March 14, 2014, the Company issued an aggregate of 2,605,513 shares of Common to two accredited investors in consideration for the conversion of Series AA Preferred Stock into Common Stock, per the terms of the Note Conversion Agreement at a price of $0.50 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such investors represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares are restricted under Rule 144 promulgated under the Securities Act.

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

On May 2, 2014, the Company issued an aggregate of 47,980 shares of Common Stock to one non-accredited investor for the cashless exercise of 101,250 stock options. The closing price on the OTCQB Market on the day of exercise was $0.95 per share of Common Stock. The stock options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each stock option exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: August 14, 2014	By: /s/ John Lorenz
John Lorenz
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By: /s/ Alicia Williams
Alicia Williams
Chief Financial Officer
(Principal Financial Officer)