Form 10-Q
period 2014-09-30
GlyEco, Inc.
filed 2014-11-14
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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
Yes ☐  No ☒

As of November 13, 2014, the registrant had 58,238,249 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current assets
Cash	$1,458,953	$4,393,299
Accounts receivable, net	1,089,845	898,934
Due from related parties	2,225	34,868
Prepaid expenses	177,946	53,732
Inventories	578,852	268,191
Total current assets	3,307,821	5,649,024

Equipment
Equipment	6,742,996	3,719,344
Leasehold improvements	449,271	7,641
Accumulated depreciation	(653,951)	(328,803)
	6,538,316	3,398,182
Construction in process	1,327,888	2,117,001
Total equipment, net	7,866,204	5,515,183

Other assets
Deposits	-	80,708
Goodwill	835,295	779,303
Other intangible assets, net	3,514,318	3,673,190
Total other assets	4,349,613	4,533,201

Total assets	$15,523,638	$15,697,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$959,999	$1,271,674
Due to related parties	103,174	582,682
Note payable	6,803	6,504
Capital lease obligation	319,403	285,363
Total current liabilities	1,389,379	2,146,223

Non-current liabilities
Note payable	119,737	9,877
Capital lease obligation	981,887	1,189,574
Total non-current liabilities	1,101,624	1,199,451

Total liabilities	2,491,003	3,345,674

Commitments and contingencies

Redeemable Series AA convertible preferred stock	-	1,171,375

Stockholders' equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; shares issued and outstanding of zero as of September 30, 2014 and 2,342,740 Series AA (above) as of December 31, 2013	-	-
Common stock, 300,000,00 shares authorized; $.0001 par value; 58,234,243 and 48,834,916 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	5,824	4,884
Additional paid in capital	32,737,623	24,541,809
Accumulated deficit	(19,710,812)	(13,366,334)
Total stockholders' equity	13,032,635	11,180,359

Total liabilities and stockholders’ equity	$15,523,638	$15,697,408

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,281,791	$1,163,607	$4,541,822	$3,813,747
Cost of goods sold	1,469,709	1,203,240	4,760,389	3,310,686
Gross profit (loss)	(187,918)	(39,633)	(218,567)	503,061

Operating expenses

Stock-based compensation	787,373	839,210	1,498,905	839,210
Salaries and wages	242,585	196,560	757,739	545,117
General and administrative	522,195	346,669	1,475,089	1,114,327
Total operating expenses	1,552,153	1,382,439	3,731,733	2,498,654

Loss from operations	(1,740,071)	(1,422,072)	(3,950,300)	(1,995,593)

Other (income) and expenses
Interest income	(383)	(363)	(1,027)	(1,320)
Interest expense	46,348	48,046	136,791	153,845
Total other income and expenses	45,965	47,683	135,764	152,525

Loss before provision for income taxes	(1,786,036)	(1,469,755)	(4,086,064)	(2,148,118)

Provision for income taxes	(11,262)	-	(15,004)	-

Net loss	(1,797,298)	(1,469,755)	(4,101,068)	(2,148,118)

Premium on Series AA Preferred conversion to common shares	-	-	(2,243,410)	-

Net loss available to common shareholders	$(1,797,298)	$(1,469,755)	$(6,344,478)	$(2,148,118)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.12)	(0.05)

Weighted average number of common shares outstanding (basic and diluted)	58,030,627	42,222,780	53,175,353	40,407,430

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2014

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2013	48,834,916	$4,884	$24,541,809	$(13,366,334)	$11,180,359

Common shares issued for acquisition	204,750	20	210,873		210,893

Common shares issued for Series AA Preferred Stock conversion	2,605,513	261	1,171,114		1,171,375

Warrants and options exercised	6,340,775	634	3,071,537		3,072,171

Share-based compensation	248,289	25	1,498,880		1,498,905

Premium on Series AA Preferred Stock conversion to common shares			2,243,410	(2,243,410)	-

Net loss				(4,101,068)	(4,101,068)

Balance, September 30, 2014	58,234,243	$5,824	$32,737,623	$(19,710,812)	$13,032,635

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(4,101,068)	$(2,148,118)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	484,020	182,466
Loss on sale of assets	-	1,664
Stock-based compensation expense	1,498,905	839,211
Stock issued for lease payments and services	-	152,598
Stock issued for conversion of accrued interest	-	24,913

(Increase) decrease in assets:
Accounts receivable	(190,911)	(34,483)
Due from related party	32,643	(2,225)
Prepaid expenses	(124,213)	(61,675)
Inventories	(310,661)	(357,408)
Deposits	80,708	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(311,675)	336,027
Due to related party	(479,508)	(246,789)
Net cash used in operating activities	(3,421,760)	(1,313,819)

Cash flows from investing activities
Cash paid for acquisitions	-	(477,884)
Purchase of equipment	(55,993)	(441,177)
Proceeds from sale of fixed assets	-	3,778
Construction in process	(2,465,276)	(966,965)

Net cash used in investing activities	(2,521,269)	(1,882,248)

Cash flows from financing activities
Borrowing / (repayment) of debt	110,159	(2,052)
Repayment of capital lease	(173,647)	(106,804)
Proceeds from sale of common stock	-	8,788,325
Proceeds from warrant exercise	3,134,314	-
Stock issuance costs	(62,143)	(366,637)
Net cash provided by financing activities	3,008,683	8,312,832

Increase (decrease) in cash	(2,934,346)	5,116,765

Cash at the beginning of the period	4,393,299	1,153,941

Cash at end of the period	$1,458,953	$6,270,706

Supplemental disclosure of cash flow information
Interest paid during period	$136,791	$153,845
Taxes paid during period	$	$

Supplemental disclosure of non-cash items
Redemption of Series AA Preferred by conversion to common shares	3,414,785
Common stock issued for acquisition	210,893	667,125
Common stock issued for property, plant and equipment		103,562
Common stock issued for capital lease, principal and interest		65,800
Common stock issued for convertible note, principal and interest		470,000
Series AA Preferred Stock issued for convertible note, principal and interest		1,171,375
Equipment purchased with capital lease		1,714,974
Equipment purchased with debt		20,000
Transfers from construction in progress to in use equipment	3,264,665

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

Currently, the Company is actively exploring opportunities to acquire operating entities involved in the recycling of waste ethylene glycol and is consolidating and streamlining their operations.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.  The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations, stockholders’ equity and cash flows for the periods presented. We derived the December 31, 2013 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP.  Interim results are subject to seasonal variations and the results of operations for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013, and as of December 31, 2013 have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2014, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements as of and for the year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s plans to address these matters include, raising additional financing through offering its shares of capital stock in private and/or public offerings of its securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which are looking to take advantage of the Company’s public company status and improve their profitability through a combined synergy. The Company expects gross margins to increase as the costs associated with integration continue to decline and sales of our T1TM material reach plan levels.

Reclassification of Prior Year Amounts

Certain prior year numbers have been reclassified to conform to the current year presentation.  These reclassifications have not affected the net loss or net loss per share as previously reported.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company has other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive.  These potentially dilutive securities excluded from the calculation include Series AA Preferred Stock, options and warrants. At September 30, 2014, these securities included warrants of 18,667,326 and stock options of 10,699,428 for a total of 29,366,754. At September 30, 2013, these securities included warrants of 20,867,703 and stock options of 10,215,506 for a total of 31,083,209. In addition, at September 30, 2013, there are 2,342,740 common shares that can potentially be issued upon the conversion of the Series AA Convertible Preferred Stock. There were no shares of Series AA Convertible Preferred Stock outstanding at September 30, 2014.

Recently Issued Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern and in May 2014, the FASB issued new accounting guidance related to revenue recognition.

ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements.  ASU 2014-15 is effective for the Company beginning January 1, 2016.

The new revenue recognition standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting these new accounting standards on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the current year that are of significance, or potential significance, to us.

NOTE 3 – Inventory

As of September 30, 2014, the Company’s total inventories were $578,852.

September 30,	2014
Raw materials	$148,572
Work in process	176,105
Finished goods	254,175
Total inventories (unaudited)	$578,852

NOTE 4 – Income Taxes

As of September 30, 2014, the Company had a net operating loss (NOL) carryforward of approximately $13,030,000 adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2028, and fully expires in 2033. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of September 30, 2014 and December 31, 2013 to reduce the net tax benefit asset value to zero.

NOTE 5 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	10,133,506	$0.74
Granted	712,172	0.51
Exercised	(146,250)	0.77
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of September 30, 2014 (unaudited)	10,699,428	$0.72

All options exercised were done so by means of a cashless exercise, whereby the Company received no cash and issued new shares.

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. As of September 30, 2014, there were $392,332 of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	19,530,441	$1.08
Granted	5,405,513	0.91
Exercised	(6,268,628)	1.00
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of September 30, 2014 (Unaudited)	18,667,361	$1.05

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

NOTE 6 – Related Party Transactions

Related party transactions are included in cost of goods sold, consulting fees, general and administrative expenses, interest expense, and the capital lease obligation. Amounts of related party transactions included in the condensed consolidated statements of operations are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of goods sold	543,473	689,017	1,762,455	1,883,256
Operating expenses	27,442	45,994	102,771	167,729
Interest expense	41,573	47,762	129,494	130,596

Chief Executive Officer

The Chief Executive Officer purchased 156,000 shares in the offering that closed on February 15, 2013 at a price of $0.65 per share in consideration of monies owed to him by the Company.  Activity for 2014 is as follows:

2014
Beginning balance as of December 31, 2013	$114,434
Monies owed	29,898
Monies paid	(44,332)
Ending balance as of September 30, 2014 (Unaudited)	$100,000

Chief Business Development Officer

The Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were paid for marketing consulting services provided to the Company.  Activity for 2014 is as follows:

2014
Beginning balance as of December 31, 2013	$16,058
Monies owed	72,873
Monies paid	(85,757)
Ending balance as of September 30, 2014 (Unaudited)	$3,174

Director

A former director of the Company is the counter party to consulting and non-compete contracts, as well as the sole owner of two corporations, Full Circle and NY Terminals with contracts with the Company. Full Circle is paid pursuant to lease and services agreements. Services provided through the agreements included labor and related costs, such as health insurance, to operate the NJ facility, insurance for the facility, utilities, transportation costs for railcars, and some feedstock procurements. NY Terminals is paid pursuant to a ground lease agreement.  The director resigned August 22, 2014; however, related party amounts and balances shown are as of and for the period ended September 30, 2014. The ending balance due of $475,658 is now accounted for in Accounts Payable.  Activity for 2014 is as follows:

2014
Beginning balance as of December 31, 2013	$426,052
Monies owed	1,687,706
Monies paid	(1,638,100)
Ending balance as of September 30, 2014 (Unaudited)	$475,658

NOTE 7 – Commitments and Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of its size and scope of operations.  Currently, there are no pending legal proceedings.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of September 30, 2014.  However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

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

Our largest processing center is the NJ Processing Center, where we have recently completed full implementation of our GlyEco TechnologyTM. This processing center recycles multiple types of waste glycol feedstock. Recycled product from this processing center meets ASTM E1177 EG-1 or EG-2 specifications. The NJ Processing Center is strategically located to service high volume customers from multiple waste glycol creating industries.

We completed the first phase of technology and infrastructure upgrades to the NJ Processing Center in 2013. We began producing and selling ASTM E1177 Type EG-1 recycled glycol (“T1TM”) from multiple feedstock sources in August of 2013, and we continue to produce T1TM recycled glycol in commercial quantities. Customer response is very favorable and demand for T1TM recycled glycol exceeds our current processing capabilities.

In December 2013, we began the second phase of upgrades to the NJ Processing Center. Progress was delayed by inclement weather conditions as the region experienced multiple severe weather storms and transportation outages. These upgrades further expanded our glycol processing capacity and storage capability.

In June 2014, we completed additional physical construction, which included the expansion of the physical size of our operation, the installation of large-scale equipment, the installation of additional storage tanks, and the implementation of certain proprietary technology. Completion of construction has increased processing capabilities over 500% to an estimated run rate of 5 million gallons per year. These newly installed systems feature advanced pre-treatment, distillation and separation systems to improve end-product quality, and state-of-the-art post-treatment systems. Further expansion is designed into the systems with planned upgrades increasing production capacity to 12-15 million gallons.

In August 2014, we entered into an agreement with our Chief Technical Officer, Richard Geib, extending his term of service for an additional two years. Geib has played a key role in the development of our GlyEco TechnologyTM. He will lead further development of operations and the increase of production volumes at the NJ Processing Center. Mr. Geib will also recruit and train additional chemical engineering staff to facilitate domestic and international expansion of large-scale facilities like the NJ Processing Center.

In October 2014, we completed initial construction of an on-site chemical testing lab. We have begun to perform in-house testing of our production line, which has enabled the processing center to substantially increase our batch sizes to 20,000 - 30,000 gallons. The lab is a key component of our quality control and assurance program. We believe in-house testing will reduce the costs associated with third-party lab testing, allow greater precision in handling multiple types of material, and reduce turn around times.

The company plans to continue to building infrastructure at the NJ Processing Center through Q1 of 2015 to further increase T1TM processing capability and improve efficiencies.

The NJ Processing Center has operated significantly below optimal capacity while the critical components and equipment described above were modified, upgraded or replaced.

Our processing centers in Minnesota, Indiana, Florida, New Jersey, South Carolina, South Dakota, and Maryland offer waste glycol collection, recycling, and disposal services. These processing centers employ truck drivers to pick up waste glycols, transport the material to their recycling facilities, and recycle the waste glycol into fully formulated antifreeze, heat-transfer fluids, and recycled glycols. These products are resold into the market, often to the same customers that generate the waste.  We currently provide collection, recycling, and disposal services to over 3,500 waste glycol generators.

In addition to increasing our base of waste generating customers, the Company has completed upgrades to improve quality and expand processing capabilities and capacity at each of our processing centers. The following upgrades were made to our processing centers thru October 2014:

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

·
South Carolina Processing Center completed additional upgrades to its distillation systems in October 2014, which increased its processing capacity by an additional 300%. Upgrades included installation of a tri-flow reflux nozzle, advanced pre-treatment equipment, advanced post-treatment equipment, and expanded tank capacity of 43,500 gallons. These technology and equipment upgrades enable the South Carolina Processing Center to process waste polyester by-product into high quality recycled material in commercial quantities.

·	South Dakota Processing Center has completed initial upgrades, including a steam cooler, pumps, piping, and additional equipment. Processing capacity was increased by 14,000 gallons.

·
Maryland Processing Center has completed additional upgrades, including substantial storage capacity and throughput upgrades to increase geographical reach over 400%. Upgrades included installing additional equipment, pumps, and piping. Production capacity has increased by approximately 26,000 gallons. Secondary containment increased to 110% of state, local, and U.S. required compliancy codes.

The above described expansion activities will provide the infrastructure and trained operations staff necessary for the Company to reach increased production levels in 2015.  Current operating results and margins are negatively impacted for the three and nine months ended September 30, 2014 by the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels.  These costs increase the average cost of producing recycled glycol without the associated increase in sales price that we anticipate once we achieve planned production levels of our T1TM product.  In addition, as forecasted production levels and sales are reached, average cost per unit produced will decline when fixed costs are spread over a larger number of units produced.

Going forward, in the United States, we intend to utilize our substantially increased production capacities to grow our customer base. We plan to increase production of T1TM recycled glycol by extending our waste glycol disposal services to new clients in underserved industries and increase our customer base for T1TM and T2TM products. Additionally, we plan to expand the number of waste automotive antifreeze generators we serve. Certain multi-regional and national automotive service chains are required to purchase ASTM E1177 EG-1 and EG-2 compliant material and have expressed an interest in our recycled products which meet these specifications. We intend to increase our customer base for fully formulated antifreeze and HVAC fluids that meet OEM specifications and standards. We will continue to expand recycling services into new geographic markets.  Further, we will continue to explore additional acquisitions and seek to create strategic alliances with companies producing or aggregating waste glycol.

In June 2014, we became registered as a waste glycol processor in the Canadian provinces of Saskatchewan, Manitoba, Ontario, Quebec and New Brunswick. We have begun importing and processing waste glycol from these provinces and are actively pursuing opportunities to further expand our services in the Canadian market. We plan to grow our customer base in Canada to service additional waste antifreeze customers and expand our services into additional underserved markets.

We continue to explore several different strategic partnerships and business models to implement our GlyEco Technology™ in Europe, Canada, China, and elsewhere.

In October 2014, we entered in to a non-binding Memorandum of Understanding with Haldor Topsoe, a Danish catalysis and process technology firm. The two companies will collaborate to identify and develop waste glycol recycling facilities internationally.

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

Expand the New Jersey Processing Center. We have completed the first phase of technology installation and are producing Type 1 compliant recycled glycol for commercial use. We have begun the second phase of expansion to our processing capacity in order to meet customer demand for larger quantities of our T1TM recycled glycol and to process additional types of glycol. This includes an investment in additional equipment and build-out services that leverage the existing facilities while increasing capacity, improving cost efficiencies and increasing throughput. We believe this expansion will, over time, increase the margins we obtain on our products and the amount of sales.

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

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014, have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements as of and for the year ended December 31, 2013 concerning the Company’s assumption that we will continue as a going concern.

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

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $83,840 and $47,927 as of September 30, 2014, and December 31, 2013, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

The majority of our customers are based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

Inventory

Inventory consists primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process that, in each case, are stated at the lower of cost or market approximating cost on a first in, first out basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

·	expected volatility is measured using the historical daily changes in the market price of our stock based on the closing price per share reported on the OTCQB;
·	risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
·	forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2014, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,349,613 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  To date, we have not recorded an impairment of goodwill.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of September 30, 2014 and December 31, 2013, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Sales

For the nine-month period ended September 30, 2014, Net Sales were $4,541,822, compared to $3,813,747 for the nine-month period ended September 30, 2013, an increase of $728,075, or 19%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013.  The volume of recycled glycol sold increased by approximately 19% while the average price increased by approximately 1% as compared to the same period in the prior year.  New facilities added in 2013 accounted for 75% of the revenues for the third first three quarters of 2014 and 78% of the gallons produced for the third first three quarters of 2014.

Cost of Goods Sold

For the nine-month period ended September 30, 2014, our Costs of Good Sold was $4,760,389, compared to $3,310,686 for the nine-month period ended September 30, 2013, representing an increase of $1,449,703, or approximately 44%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013.  In addition, the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels increased Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the nine-month period ended September 30, 2014, we realized a gross loss of $(218,567), compared to a gross profit of $503,061 for the nine-month period ended September 30, 2013, a decrease of $721,628, or 143%. The decrease in gross profit was primarily due to higher operating costs to support future T1TM production prior to completion of production throughput at our New Jersey Processing Center of T1TM material. Our gross profit margin for the nine-month period ended September 30, 2014, was approximately (5)%, compared to approximately 13% for the nine-month period ended September 30, 2013.  We expect our gross profit margin to increase as construction in progress is finalized, output testing is completed and T1TM production and sales begin at our New Jersey Processing Center. Current operating results and margins were negatively impacted for the nine months ended September 30, 2014 by the increased costs discussed above.  These costs increase the average cost of producing recycled glycol without the associated increase is sales price that we anticipate once we achieve planned production levels of our T1TM product.  We have forecasted that T1TM production capacity will be 12 to 15 million gallons at an expected gross margin in excess of 30% once production is fully operational at our New Jersey Processing Center.

Operating Expenses

For the nine-month period ended September 30, 2014, operating expenses increased to $3,731,733 from $2,498,654 for the nine-month period ended September 30, 2013, representing an increase of $1,233,079 or approximately 49%.  Operating expenses consist of Stock-Based Compensation, Salaries and Wages,  and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Stock-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $1,498,905for the nine-month period ended September 30, 2014, from $839,210 for the nine-month period ended September 30, 2013, representing an increase of $659,695, or 78%.   The increase is due to the issuance of 712,172 compensatory options and 1,350,000 compensatory warrants to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $757,739 for the nine-month period ended September 30, 2014, from $545,117 for the nine-month period ended September 30, 2013, representing an increase of $212,622, or 39%. The increase is due to the hiring of additional employees attributable to the new operations and related administrative support for activities added in 2013.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine-month period ended September 30, 2014, G&A Expenses increased to $1,475,089 from $1,114,327 for the nine-month period ended September 30, 2013, representing an increase of $360,726, or approximately 32%.  This increase is primarily due to the depreciation and amortization of assets relating to facilities added in 2013, higher costs of the year-end audit arising from our expanded scope of operations and the filing of a Registration Statement on Form S-1, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the nine-month period ended September 30, 2014, Other Income and Expenses decreased to $135,764 from $152,525 for the nine-month period ended September 30, 2013, representing a decrease of $16,761, or approximately 11%. Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the nine-month period ended September 30, 2014, decreased to $1,027 from $1,320 for the nine-month period ended September 30, 2013, representing a decrease of $293 or approximately 22%.  The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the nine-month period ended September 30, 2014, Interest Expense decreased to $136,791 from $153,845 for the nine-month period ended September 30, 2013, representing a decrease of $17,054 or approximately 11%. The decrease was mainly due to interest expense no longer incurred from the convertible note payable.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Sales

For the three-month period ended September 30, 2014, Net Sales were $1,281,791 compared to $1,163,607 for the three-month period ended September 30, 2013, an increase of $118,184, or 10%. The increase in Net Sales was due to increased production capabilities and corresponding sales from new facilities added in 2013. The volume of recycled glycol sold decreased by approximately 10%, with a corresponding increase in the volume of gallons in ending inventory, while the average price increased by approximately 8% as compared to the same period in the prior year.  New facilities added in 2013 accounting for 66% of the revenues for the third quarter of 2014 and 60% of the gallons produced for the third quarter of 2014.

Cost of Goods Sold

For the three-month period ended September 30, 2014, our Costs of Good Sold was $1,469,709, compared to $1,203,240 for the three-month period ended September 30, 2013, representing an increase of $266,469, or approximately 22%. The increase in Cost of Goods Sold was due to the associated Cost of Goods Sold from increased production capabilities from new facilities added in 2013.  In addition, the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels increased Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit

For the three-month period ended September 30, 2014, we realized a gross loss of $(187,918), compared to a gross loss of ($39,633) for the three-month period ended September 30, 2013, a decrease of $148,285, or 374%. The decrease in gross profit was primarily due to continued higher operating costs to support future T1TM production prior to completion of production through put at our New Jersey Processing Center of T1TM material. Current operating results and margins were negatively impacted for the three months ended September 30, 2014 by the increased costs discussed above.  These costs increase the average cost of producing recycled glycol without the associated increase is sales price that we anticipate once we achieve planned production levels of our T1TM product.  Our gross profit margin for the three-month period ended September 30, 2014, was approximately (15)%, compared to approximately (3)% for the three-month period ended September 30, 2013.  We expect our gross profit margin to increase as production and sales of T1TM volumes increase at our New Jersey Processing Center.

Operating Expenses

For the three-month period ended September 30, 2014, operating expenses increased to $1,552,153 from $1,382,439 for the three-month period ended September 30, 2013, representing an increase of $169,714, or approximately 12%.  Operating expenses consist of Stock-Based Compensation, Salaries and Wages, and General and Administrative Expenses. This increase is attributable to our expansion through acquisition and the establishment of the necessary infrastructure for our current and planned future scope of operations.

Stock-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $787,373 for the three-month period ended September 30, 2014, from $839,210 for the three-month period ended September 30, 2013, representing a decrease of $51,837, or 6%.   The decrease is due to the lower fair value of awards, due to our lower share price, issued during the three months ended September 2014 as compared to the fair values for awards during the same period in 2013.  During the quarter ended September 30, 2014, we issued 175,000 compensatory options and 1,350,000 compensatory warrants to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $242,585 for the three-month period ended September 30, 2014, from $196,560 for the three-month period ended September 30, 2013, representing an increase of $46,025, or 23%. The increase is due to the hiring of additional employees attributable to the new operations and related administrative support for activities added in 2013.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended September 30, 2014, G&A Expenses increased to $522,195 from $346,669 for the three-month period ended September 30, 2013, representing an increase of $175,526, or approximately 51%.  This increase is primarily due to the depreciation and amortization of assets relating to facilities added in 2013, higher costs of the year-end audit arising from our expanded scope of operations and the filing of a Registration Statement on Form S-1, and the associated costs of building out our infrastructure to support future growth of the Company.

Other Income and Expenses

For the three-month period ended September 30, 2014, Other Income and Expenses decreased to $45,965 from $47,683 for the three-month period ended September 30, 2013, representing a decrease of $1,718, or approximately 4%. Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended September 30, 2014, increased to $383 from $363 for the three-month period ended September 30, 2013, representing an increase of $20 or approximately 6%.  The increase was due to more cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the three-month period ended September 30, 2014, Interest Expense decreased to $46,348 from $48,046 for the three-month period ended September 30, 2013, representing a decrease of $1,698 or approximately 4%. The decrease was mainly due to a decline in interest expense per the amortization schedule of the capital lease.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock compensation (which we refer to as “Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

Adjusted EBITDA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income (loss) and cash flows from operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our Company’s performance. Further, we believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results and helps investors make comparisons between our company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliations of Adjusted EBITDA to net loss below.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(1,797,298)	$(1,469,755)	$(4,101,068)	$(2,148,118)

Interest expense	46,348	48,046	136,791	153,845
Income tax expense	11,262	-	15,004	-
Depreciation and amortization	185,488	63,327	484,020	182,466
Stock-based compensation	787,373	839,210	1,498,905	839,210
Adjusted EBITDA	$(766,827)	$(519,172)	$(1,966,348)	$(972,597)

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

For the nine months ended September 30, 2014 and 2013, net cash used by operating activities was $3,421,760 and $1,313,819, respectively.  For the nine months ended September 30, 2014, the company used $2,521,266 in cash for investing activities, compared to the $1,882,248 used in the prior year’s period.  These amounts were comprised entirely of capital expenditures for equipment and construction in progress.  For the nine months ended September 30, 2014 and 2013, we received $3,008,683 and $8,312,832, respectively, in cash from financing activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.   Our plans to address these matters include, realizing synergies and cost efficiencies with prior year acquisitions, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement our intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at our existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies. During 2014, we have already realized significant increases in production capacity at some of our facilities.  We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

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

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. To date, the Company has financed our operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the nine months ended September 30, 2014, the Company raised $3,134,314 from the exercise of warrants by existing shareholders.

Frenkel Convertible Note

On March 14, 2014, the Series AA Preferred Stock was converted under the Conversion Agreement into 2,342,750 shares of Common Stock at a price of $1.02 per share.  As inducement for the redemption of the Series AA Preferred Stock, an additional 262,763 shares of Common Stock were issued at a price of $1.02 per share.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the conversion with each such warrant having an exercise price of $1.00; therefore, a warrant to purchase 2,605,513 shares of Common Stock was issued in connection with the conversion.  For a more detailed discussion of the Convertible Note and Series AA Preferred Stock, please see note 10 in the consolidated financial statements for the year ended December 31, 2013.

Private Financings

None.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have made progress towards remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2014, the Company issued unregistered securities as follows:

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

On June 11, 2014, the Company issued an aggregate of 43,600 shares of Common Stock to one accredited investor in consideration for consulting services at a price of $0.65 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 1, 2014, the Company issued an aggregate of 6,268,628 shares of Common Stock, par value $0.0001 per share, upon the exercise of 6,268,628 warrants.  The Company temporarily reduced the exercise price of all of its outstanding warrants to $0.50 per share for a period beginning on June 4, 2014, and ending on July 1, 2014 (the “Temporary Exercise Period”). During the Temporary Exercise Period, forty-six warrant holders exercised a total of 6,268,628 warrants and therefore purchased 6,268,628 shares of common stock in exchange for an aggregate purchase price of $3,134,314. The Company utilized the services of two FINRA registered placement agents during the Temporary Exercise Period. In connection with the warrant exercises, the Company paid an aggregate cash fee of approximately $62,144 to such placement agents. The net proceeds to the Company from the warrant exercises, after deducting the foregoing cash fee, were approximately $3,072,171. The securities issued in connection with the warrant exercises have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

On September 19, 2014, the Company issued an aggregate of 4,000 shares of Common Stock to one non-accredited investor in consideration for equipment at a price of $0.67 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

GlyEco, Inc.

Date: November 14, 2014	By: /s/ John Lorenz
John Lorenz
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /s/ Alicia Williams
Alicia Williams
Chief Financial Officer
(Principal Financial Officer)