Form 10-K/A
period 2013-12-31
GlyEco, Inc.
filed 2015-01-15
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GlyEco, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), which was originally filed with the Securities and Exchange Commission on April 15, 2014.

On December 16, 2014, the Company received certain comments from the staff of the Securities and Exchange Commission relating to the Annual Report. This amendment to the Annual Report is being filed in response to such comments.

Specifically, this amendment is being furnished to (i) revise Item 11 – Executive Compensation , in order to correct the stock award values in our Executive Compensation and Director Compensation tables, (ii) revise Item 13 – Certain Relationships and Related Transactions, and Director Independence , to order to include certain previously omitted related party transactions, (iii) revise Item 15 – Exhibits and Financial Statement Schedules , in order to include certain previously omitted exhibits; and (iv) to update the signature page and officer certifications.  No other items of the Annual Report were affected by these amendments and as such, all other items contained in this amended report speak to the original date of filing, April 15, 2014.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report. Accordingly, the Amendment No. 1 on Form-K/A should be read in conjunction with our filings made with the Securities an Exchange Commission subsequent to the filing of the Annual Report, including any amendments to those filings.

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

Item 11. Executive Compensation

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”), principal financial officer (“PFO”) or acting in similar capacity during the last completed fiscal year , regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Warrant Awards ($)		Option Awards ($) (15)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John Lorenz, President and CEO (PEO)	2013	$175,000	$30,000	$-		$198,090	(1)	$-	$-	$2,100	(8)	$405,190
	2012	137,500	-	-		36,135	(1)	-	-	13,000	(9)	186,635
Kevin Conner, CFO (PFO)	2013	-	-	-				-	-	31,775	(10)	31,775
	2012	-	-	-		4,015	(2)		-	72,245	(10)	76,260
Alicia Williams Young, CFO	2013	100,500	17,500	-		132,060	(3)	-	-			250,060
	2012	58,500	1,500	-		28,507	(3)	-	-	19,500	(11)	108,007
Richard Geib, Chief Technical Officer	2013	-	-	58,000	(4)	44,020	(5)	-	-	-		102,020
	2012	-	-	4,940	(4)	-		-	-	-		4,940
Janet Carnell Lorenz, Chief Business Development Officer	2013	-	5,000	-		132,060	(6)	-	-	108,000	(12)	245,060
	2012	-		-		28,105	(6)	-	-	77,000	(13)	105,105
Todd Smith, Chief Operating Officer	2013	120,000	5,000	-		132,060	(7)	-	-			257,060
	2012	69,000		-		34,128	(7)	-	-	21,000	(14)	124,128

(1)	The estimated value of the options issued to Mr. John Lorenz is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Years Ended December 31, 2012 and 2013.”
(2)	The estimated value of the options issued to Mr. Kevin Conner is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Years Ended December 31, 2012 and 2013.”
(3)	The estimated value of options issued to Ms. Williams Young is based on the Black-Scholes method. See disclosure below under “Option/SAR Grants in the Fiscal Years Ended December 31, 2012 and 2013.”
(4)	The estimated value of the warrants issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2012 and 2013.”
(5)	The estimated value of the options issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2012 and 2013.”
(6)
The estimated value of the options issued to Ms. Carnell Lorenz is based on the Black-Scholes method.  See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2012 and 2013.”

(7)	The estimated value of the options issued to Mr. Smith is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2012 and 2013.”
(8)	Consisted $2,100 paid to Mr. Lorenz as compensation for being a Director.
(9)	Consisted of consulting service fees paid to Mr. Lorenz by the Company. Mr. Lorenz provided management consulting services to the Company through Barcid Investment Group (Barcid), a corporation solely owned by Mr. Lorenz. Neither Barcid nor Mr. Lorenz has a formal written consulting agreement with the Company. Mr. Lorenz, by and through Barcid, was paid on a monthly basis and earned $12,500 for consulting services rendered to the Company in January of 2012. Mr. Lorenz became an employee of the Company in February of 2012. In addition, Mr. Lorenz was paid $500 for compensation for being a Director.
(10)	Consisted of consulting service fees paid to Mr. Conner by the Company. Mr. Conner provided accounting and management consulting services to the Company through Conner LLP. Conner LLP has a formal written consulting agreement with the Company, by which it is paid on a monthly basis.
(11)	Consisted of consulting service fees paid to Ms. Williams Young by the Company. Ms. Williams Young provided accounting and business management consulting services to the Company through AJile Concepts LLC, a company owned by Ms. Williams Young and her husband. Neither Ms. Williams Young nor AJile Concepts has a formal written consulting agreement with the Company. Ms. Williams Young, by and through AJile Concepts, was paid on a monthly basis and earned $6,500 for consulting services rendered to the Company from January 2012 to March 2012. Ms. Williams Young became an employee of the Company in April 2012.
(12)	Consisted of consulting service fees paid to Ms. Carnell Lorenz by the Company. Ms. Carnell Lorenz provided marketing consulting services to the Company through Market Tactics, Inc., a corporation solely owned by Ms. Carnell Lorenz. Neither Ms. Carnell Lorenz nor Market Tactics has a formal written consulting agreement with the Company. Ms. Carnell Lorenz, by and through Market Tactics, was paid on a monthly basis and earned $7,500 from January 2013 to March 2013 and $9,500 from April 2013 to December 2013.
(13)	Consisted of consulting service fees paid to Ms. Carnell Lorenz by the Company. Ms. Carnell Lorenz provided marketing consulting services to the Company through CyberSecurity, Inc., a corporation solely owned by Ms. Carnell Lorenz. Neither Ms. Carnell Lorenz nor CyberSecurity has a formal written consulting agreement with the Company. Ms. Carnell Lorenz, by and through CyberSecurity, was paid on a monthly basis and earned $5,500 in January 2013 and $6,500 from February 2013 to December 2013.
(14)	Consisted of consulting service fees paid to Mr. Smith by the Company. Mr. Smith provided operations consulting services to the Company through Ocean State Absorbents, a company owned solely by Mr. Smith. Neither Mr. Smith nor Ocean State Absorbents has a formal written consulting agreement with the Company. Mr. Smith, by and through Ocean State Absorbents, was paid on a monthly basis and earned $7,000 for consulting services rendered to the Company from January 2012 to March 2012. Mr. Smith became an employee of the Company in April 2012.
(15)	These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in Note 11 of our audited financial statements for the fiscal year ended December 31, 2013.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

In 2013, our named executive officers were granted the following:

Mr. Lorenz was granted on September 20, 2013, 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 225,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 198,090.

Ms. Williams Young was granted on September 20, 2013, 300 ,000 shares of Common Stock issuable upon the exercise of options at $ 1.00 per share until September 20, 2023. 150,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 132,060 .

Mr. Geib was granted on September 20, 2013, 100 ,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 50 ,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 44,020. Pursuant to his consulting agreement, Mr. Geib was also issued 100 ,000 shares of Common Stock issuable upon the exercise of  warrants at $0.50 per share until May 3, 2018. The aggregate grant date estimated fair value of these warrants , determined by the Black-Scholes method, was $ 58,000 .

Ms. Carnell Lorenz was granted on September 20, 2013, 300 ,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 150,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 132,060.

Mr. Smith was granted on September 20, 2013, 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 225 ,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 132,060 .

Option/SAR Grants in Fiscal Year Ended December 31, 2012

In 2012, our named executive officers were granted the following:

Mr. Lorenz was granted on December 5, 2012, 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 225,000 vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 36,135 .

Mr. Conner was granted on December 5, 2012, 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 25,000 vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 4,015 .

Ms. Williams Young was granted on December 5, 2012, 355,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 177,500 vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair   value of these options, determined by the Black-Scholes method, was $ 28,507.

Mr. Geib was granted pursuant to his consulting agreement on May 3, 2012, 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2017. The aggregate grant date estimated fair value of these warrants, determined by the Black-Scholes method, was $4,940 .

Ms. Carnell Lorenz was granted on December 5, 2012, 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 175,000 vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair   value of these options, determined by the Black-Scholes method, was $ 28,105 .

Mr. Smith was granted on December 5, 2012, 425,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022. Of these, 212,500 vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $ 34,128 .

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

Director Compensation

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2013.

Director	Fees Earned or Paid in Cash		All Other Compensation			Stock Awards		Total
John Lorenz	$2 ,100	(1)		$205,000	(1)	$198,090	(1)	$405,190
James Flach	$1,000	(2)	$			$-		$1,000
Michael Jaap	$2 ,100	(3)		$2,000	(3)	$44,020	(3)	$48,120
William Miller	$1 ,000	(4)		$72,000	(4)	$-		$73,000
Joseph Ioia	$2,100	(5)		$74,069	(5)	$44,020	(5)	$120,189
Rick Opler	$600	(6)	$			$22,010	(6)	$22,610
Keri Smith	$600	(7)	$			$22,010	(7)	$22,610

(1)
Mr. Lorenz was paid $205,000 in salaries and bonuses for his position as CEO, in addition to the $2,100 he was paid for sitting on the Board of Directors. Mr. Lorenz was granted on September 20, 2013, 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 225,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options , determined by the Black-Scholes method, in accordance with FASB ASC 718, was $ 198,090.

(2)	Mr. Flach was paid $1,000 as compensation for sitting on the Board of Directors. Mr. Flach served on the Board of Directors from November 28, 2011, to July 29, 2013.

(3)
Mr. Jaap was paid $2,000 in consulting services for his work on a special project, in addition to the $2,100 he was paid for sitting on the Board of Directors.    Mr. Japp was granted on September 20, 2013, 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 50,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $ 44,020..

(4)
Mr. Miller was paid $72,000 in consulting services for his work on a special project, in addition to the $1,000 he was paid for sitting on the Board of Directors.   Mr. Miller served on the Board of Directors from November 28, 2011, to July 29, 2013.

(5)
Mr. Ioia, who until August 22, 2014, was a member of our Board of Directors, was paid $74,069 pursuant to his consulting agreement, in addition to his compensation of $2,100 for sitting on the Board of Directors. On September 23, 2013, Mr. Ioia was granted 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  50,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $ 44,020 .

(6)
Mr. Opler was paid $600 as compensation for sitting on the Board of Directors. On September 20, 2013, Mr. Opler was granted 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  25,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $ 22,010 .

(7)
Ms. Smith was paid $600 as compensation for sitting on the Board of Directors. On September 20, 2013, Ms. Smith was granted 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.  25,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $ 22,010 .

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

Transaction with Full Circle Manufacturing Group, Inc. and NY Terminals II, LLC

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

10.2(6)	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer)
10.3(7)	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.4(8)	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.
10.5(9)	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5.
10.6(10)	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5
10.7(11)	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10. 8(12)	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc.
10. 9(13)
Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.

10. 10(14)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
10.11 (1)*	Consulting Agreement, dated May 3, 2010, between Global Recycling Technologies, Ltd. and Richard Geib
10.12 (15)*	Consulting Agreement, dated December 10, 2012, between GlyEco, Inc. and Joseph A. Ioia.
14.1(3)	Code of Ethics
16.1(1)	Letter from Stan J. H. Lee, CPA to the Commission
21.1 (15)	List of Subsidiaries of the Company
23.1 (15)	Consent of Independent Registered Public Accounting Firm
31.1 (15)	Rule 13a-14(a)/15d-14(a) Certificate of John Lorenz, Chief Executive Officer
31.2 (15)	Rule 13a-14(a)/15d-14(a) Certificate of Alicia Williams Young, Chief Financial Officer
32.1 (15)	Section 1350 Certificate of John Lorenz, Chief Executive Officer
32.2 (15)	Section 1350 Certificate of Alicia Williams Young, Chief Financial Officer
101.INS (16)	XBRL Instance Document
101.SCH (16)	XBRL Schema Document
101.CAL (16)	XBRL Calculation Linkbase Document
101.DEF (16)	XBRL Definition Linkbase Document
101.LAB (16)	XBRL Label Linkbase Document
101.PRE (16)	XBRL Presentation Linkbase Document

* Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.

(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.

(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.

(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.

(5) (6) (7) (8) (9) (10) (11)
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

GLYECO, INC.

By: /s/ John Lorenz
Date: January 15, 2015	John Lorenz President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Lorenz
John Lorenz	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 15, 2015

/s/ Alicia Williams Young
Alicia Williams Young	Chief Financial Officer, Secretary, and VP of Internal Operations	January 15, 2015
(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Jaap
Michael Jaap	Director	January 15, 2015

/s/ Richard Q. Opler
Richard Q. Opler	Director	January 15, 2015

/s/ Keri Smith
Keri Smith	Director	January 15, 2015

/s/ David Ide
David Ide	Director	January 15, 2015

/s/ Dwight Mamanteo
Dwight Mamanteo	Director	January 15, 2015