Form 10-K
period 2014-12-31
GlyEco, Inc.
filed 2015-04-10
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 28,942,158 shares of its Common Stock, par value $0.0001 per share, were held by non-affiliates of the registrant.  The aggregate market value of those shares was $19,970,089 based on the closing sale price of $0.69 on such date as reported on the OTCQB Market system. Shares held by executive officers, directors, and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 30, 2015, the registrant had 69,299,826 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

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

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Cautionary Note Regarding Forward-Looking Statements” included in the beginning of this report and “Risk Factors” beginning on page 9 of this Annual Report.

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

Description of Business Activity

Our principal business activity is the processing of used glycol into high-quality recycled glycol products that we sell in the automotive, HVAC, and industrial end markets. We are the largest independent glycol recycler in North America, with seven processing centers located in the eastern region of the United States.

Our products include T1™ recycled glycols which may be used in any industrial application, recycled antifreeze used in the automotive industry, and HVAC fluids used in the heating and air conditioning industry. We generate revenue by selling recycled glycols. We also generate revenue through the collection of used glycol.

We have developed a proprietary green chemistry process, GlyEco Technology™, the first glycol treatment process able to restore any type of used glycol to original specifications for purity. Our GlyEco Technology™ allows us to recycle all five major types of waste glycol into a refinery-grade product usable in any industrial glycol application.

GlyEco began to acquire glycol recycling and processing centers in February 2012, completing our most recent acquisition in March 2014. Since acquisition, these subsidiaries have been upgraded with proprietary systems to improve product quality and greatly increase processing capacities. We are dedicated to innovative solutions in sustainable glycol products and to creating products that conserve natural resources, limit liability for waste generators, and create value for our customers.

Our Operations

We currently operate seven processing centers in the United States. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey (hereinafter referred to as the “NJ Processing Center”), (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

Six of our processing centers utilize a fleet of trucks to collect waste material for processing and deliver recycled glycol products directly to customers at their business. These processing centers combined currently collect waste glycol directly from approximately 3,500 generators.

Our NJ Processing Center is our largest processing center. The NJ Processing Center is designed for larger batch processing and focuses primarily on generating T1™ recycled glycol from multiple waste sources. We have completed the implementation of our GlyEco Technology™ at the NJ Processing Center, and recycled product from this processing center meets ASTM E1177 EG-1 or EG-2 specifications. The NJ Processing Center is strategically located to service high volume customers from multiple waste glycol creating industries.

Throughout 2014, we installed capital improvements and implemented system enhancements at our NJ Processing Center. These newly installed systems feature proprietary advanced pre-treatment, distillation and separation systems to improve end-product quality, and state-of-the-art post-treatment systems.

Our Products

Our product offerings include the following:

•	T1™ Recycled Glycols – Our GlyEco Technology™ allows us to produce glycols which meet ASTM E1177 Type EG-1 standards and can be used in any industrial application.

•
Recycled Antifreeze – We formulate several universal recycled antifreeze products to meet ASTM and/or OEM manufacturer specifications for engine coolants. In addition, we custom blend recycled antifreeze to customer specifications.

•
Recycled HVAC Fluids – We formulate a universal recycled HVAC coolant to meet ASTM and/or OEM manufacturer specifications for heating, ventilation and air conditioning fluids. In addition, we custom blend recycled HVAC coolants to customer specifications.

•
Waste Glycol Disposal Services –  Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing centers for recycling or in some cases to be safely disposed.

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

We spent ten years on research and development, independent market validation, and financial analysis to determine the most advantageous business position for expanding what we believe to be groundbreaking technologies.  The result was our breakthrough patent-pending processing system, GlyEco Technology™. Our inventive technology removes challenging pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids. Our technology also has the added benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our quality assurance and control program, which includes independent lab testing, seeks to ensure consistently high quality, American Society for Testing and Materials (“ASTM”) standard compliant recycled material.

We have received verification from multiple American Association for Laboratory Accredited (A2LA) laboratories that our recycled glycol meets the specifications of the ASTM E1177 Type EG-1 standard, which is the official standard for refinery-grade glycol (“T1™”).

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

There are different types of glycol, including propylene glycol and ethylene glycol.  Our GlyEco Technology™ focuses generally on ethylene glycol but can be modified to work with any type of glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol.  Glycols are also used in other applications such as paints and coatings, but these uses do not produce waste glycol, thus are not relevant to our business.

Glycol Market

World-wide consumption for ethylene glycol is over 5.5 billion gallons per year with an expected growth rate of approximately 5% from 2014 to 2018.  China and the United States are the largest consumers of ethylene glycol. While the growth rate has slowed, demand continues to exceed supply for ethylene glycol, largely because of growth in polyester manufacturing used to make clothing, plastic containers, and plastic beverage bottles.2

Despite the negative effects waste glycol can have on people and the environment, the majority is disposed of rather than recycled.  It is estimated that only 12% of waste antifreeze is recycled, equaling approximately 25 to 30 million gallons recycled per year (EPA; WEBA Corporation).

Glycol Recycling

Companies began recycling waste glycol in the 1980s.  Material technological advances and market acceptance of recycled glycol did not occur until the 1990s, but recyclers rarely processed any other type of glycol than waste automotive antifreeze.  To this day, recyclers still generally focus on automotive antifreeze, as waste glycol from the other industries have unique impurities and are challenging to process.  The glycol recycling industry is generally fragmented with many small to mid-sized companies throughout North America that recycle glycol, antifreeze, and/or other glycol-based liquids. Additionally, a few used motor-oil recyclers who operate in multi-state regions also collect and recycle waste antifreeze. The most common methods of glycol recycling include distillation, nanofiltration, and electrodialysis.

1 Any and all references to third parties herein represent our understanding based upon publicly available information.
2 Global Ethylene Glycol Market 2014-2018, Business Wire, November 17, 2014, http://www.businesswire.com/news/home/20141117005506/en/Research-Markets-Global-Ethylene-Glycol-Market-2014-2018#.VQxUehZICbA.

Glycol Recycling Standards

The ASTM, Original Equipment Manufacturers (“OEM”), and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol. ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products.  ASTM sets both performance standards (e.g. specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards.  ASTM E1177 provides specifications on the purity level of glycol.  ASTM has subdivided its ASTM E1177 glycol specification into two levels, Type EG-1 and Type EG-2.

Type EG-1 specifications are consistent with virgin glycol.  Recycled glycol can also meet the Type EG-1 standard, but none of the competitors that we are aware of meet this standard.  Meeting the Type EG-1 standard is important, as it determines what price customers are willing to buy the recycled product for.  Customers in the polyester manufacturing industries generally require a product that meets or exceeds this standard, as do OEMs (e.g. automobile manufacturers).

Type EG-2 was established to define a product with a higher water content, often used to create coolants. Glycols that are Type EG-2 can only be used in a limited number of applications and only certain customers are willing to purchase Type EG-2 glycol (e.g. certain national automobile service chains).  We believe that only a few ethylene glycol recycling companies currently meet Type EG-2 requirements, and none meet Type EG-1 requirements on a commercial scale.

Glycol Pricing3

Glycol is a commodity, and prices vary based upon supply, demand, and feedstock costs.  On the supply side, there are a few companies that control the majority of virgin glycol production worldwide (e.g. MEGlobal, SABIC, and Formosa Group).  These producers establish the market pricing of glycol with their sales to large polyester companies (e.g. Indorama, Sinopec, DAK Americas, and M&G Group) and antifreeze blenders (e.g. Old World, Prestone, and Valvoline).  Large producers affect market pricing with short and long-term supply and capacity.  For example, month-to-month fluctuation in pricing often derives from planned and unplanned temporary shutdowns of refineries for maintenance and repair.  Upstream feedstock costs, including the price of crude oil and natural gas, also have some influence on the price of glycol.  On the demand side, the automotive antifreeze and polyester industries are the major drivers of downstream demand.  Generally, the demand for glycol is highest in the months leading up to winter for use in automotive antifreeze and in the months leading up to summer for use in plastic bottles for water and other drinks. The current benchmark price for virgin ethylene glycol is approximately $4.10 per gallon.

Competitors

We face competition both in the recycling and virgin glycol sectors.

The glycol recycling industry is comprised primarily of independent recyclers who operate within their own geographic region. The industry is fragmented with multiple small to mid-sized independent recyclers spread out across the United States. Most operations are companies still owned by the original entrepreneur that founded the company, or they are a division of a larger chemical operation where glycol recycling is only a small portion of the business. Additionally, a few used motor-oil recyclers who operate in multistate regions also collect and recycle waste antifreeze. The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze. This material is often mixed with refinery-grade glycol to dilute remaining impurities and because the quality does not meet the standards of many buyers and certain industries as a whole.  These glycol recycling competitors actively seek to purchase waste glycol from local, regional, and national collectors, competition which can increase the price to obtain such waste.

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

3 Pricing information in this section comes from ICIS Chemical Business and is based upon shipment of mono-ethylene glycol by rail or truck.

While there is a possibility of competitors (both from existing antifreeze glycol recyclers and from new entrants into the glycol recycling industry) producing recycled glycol that can meet ASTM Type EG-1 standards in commercial volumes, there are several barriers to entry.  Potential competitors entering the Type EG-1 recycled glycol market would first need to develop technology that produces comparable quality recycled material without violating any of our intellectual property. We are not aware of any such systems currently in development. This solved, potential competitors would need to purchase or build sufficient facilities to service the North American territory. Finally, potential competitors would need to establish or build relationships with target customers to obtain waste glycol material in large volumes.  While these challenges are not insurmountable, we believe they would take significant time to overcome.

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

Proprietary Technology.  We believe our GlyEco Technology™ gives us distinct advantages in servicing our clients, creating premium products, and controlling our costs. We can cost effectively process waste glycol created by industries who often pay to dispose of this hazardous waste. Many of our waste disposal clients are concerned with cradle-to-grave products liability, we believe that our GlyEco TechnologyTM will give them greater incentive to dispose of their material with a company that handles the waste responsibly and will recycle it into a quality product. We have begun producing T1TM recycled glycol and are selling it in our target price range, similar to refinery-grade pricing.

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

Relationships with Customers.  All of the companies that we acquired have established and personal relationships with their feedstock and off take customers, having provided a high level of product and customer service to their clients for up to fifteen years.  Because nearly all of our general managers have continued with the Company and have a vested interest in the Company succeeding, we believe our relationships with these parties will be strong and could lead to expanded feedstock supply through customer referral and brand recognition in the local community.

Experienced Management Team.  We are led by a management team with expertise in glycol recycling, waste management, finance, and operations.  Certain key members of our executive management team have more than 10 years of industry experience, and have executed plans similar to GlyEco’s plan moving forward—including upgrading processing centers and expanding glycol recycling businesses through organic growth.  Each plant manager has over 13 years of experience in the glycol recycling business.  We believe the strength of our management team will help our success in the marketplace.

Strategy

Our strategy is to increase production by continuing to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad.  We will expand our waste glycol disposal services and waste glycol recycling services to additional industries within our regions. The principal elements of our business strategy are to:

Expand Customer Base and Increase Profits. We have completed extensive capital improvements to increase our production capacity and ability to service an expanded field of customers. Each of our processing centers has improved production capabilities. We intend to utilize our increased ability to produce product to drive market expansion. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We have begun to implement standardized accounting, invoicing, and logistics management systems across our operations. We implemented computerized customer relationship management, dispatch and inventory control systems in 2014. We have implemented the initial phase of our GlyEco® brand strategy and will continue to build brand equity via marketing initiatives. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

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

New Market Development. We have completed the initial processing center expansions necessary to diversify our customer base into new markets. During 2014, we increased our market reach into the textile, HVAC, and airline industries at some of our processing centers. We intend to continue this growth into new markets and underserved industries. We plan to implement additional capacity at our processing centers to allow them to process additional types of waste glycol streams and therefore to serve any prevailing new markets in their respective geographic areas.

Expand Services in Canadian Markets. We have begun processing waste antifreeze material collected in five Canadian Provinces; however, no sales in this market have been made to date. We intend to expand our services offering to additional waste generating industries within this territory.

Suppliers

We conduct business with a number of waste glycol generators, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste.  We collect waste glycol directly from approximately 3,500 generators, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol.  We also receive waste glycol from five to ten waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste.  At our processing centers, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors.  We normally collect waste glycol from waste generators in volumes between 50 to 100 gallons.  We also receive waste glycol in 5,000 gallon tanker trucks from waste collectors. Our glycol concentrate processing centers generally receive their material from waste collectors, brokers, glycol manufacturers, and other larger waste sources. These processing centers receive the waste material by rail in 20,000 gallon loads or by truck in 5,000 gallon loads.  Depending on the type of waste glycol and the chemical composition of that glycol, we can be paid by the generators to take the material, take it for free, or pay for the material. We plan to expand our feedstock sources at all processing centers as we increase capacity and storage.

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

A few states and localities require a license or permit to process waste glycol.  The cost of such licenses and permits to process waste glycol can vary from less than one hundred dollars to a few thousand dollars. Recyclers are often left with hazardous metals or chemicals as a byproduct of their process, for which they pay a nominal fee to register with the state and/or county as a hazardous waste generator and pay for the waste to be incinerated or disposed of in some other environmentally friendly way.

As a handler of glycol, we are subject to the requirements of the United States Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens.

We also conduct interstate motor carrier operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), a unit within the United States Department of Transportation, (“USDOT”). The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, but our interstate motor carrier operations are not typically regulated as hazmat (hazardous materials) at this time.

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

Intellectual Property

On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Office (“USPTO”) claiming priority to the provisional patent application that we filed in August of 2012.  This utility patent application is currently under review by the USPTO. We maintain and use several service marks including “GlyEco®”, “Innovative Green Chemistry®”, “GlyEco Certified®”, “GlyEco TechnologyTM”, “G-TECHTM”, “T1TM”, and “T2TM”.  In addition, we have developed a website and have registered www.glyeco.com as our domain name, which contains information we do not desire to incorporate by reference herein.

Employees

We currently have a total of forty-three employees, of which thirty-six are full-time and seven are part-time. Of the forty-three employees, twelve are drivers and thirty-one are executive, sales, and administrative staff.  In addition to the employees, we use five consultants on a monthly basis and engage other consultants on a project basis.  We believe all of our employee relations to be good.

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

Risks Related to Our Business and Financial Condition

Going Concern. At December 31, 2014, we had $494,847 in cash on hand, and we do not currently have enough capital to sustain our operations for the next 12 months. In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2014 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations. To date, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include raising additional financing through offering its shares of our capital stock in private and/or public offerings and through debt financing, if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations

We may need to obtain additional funding to continue to implement our business strategy.  If we are unable to obtain additional funding, our business operations may be harmed, and if we do obtain additional financing, then existing stockholders may suffer substantial dilution.   We may require additional funds to sustain our operations and institute our business plan.   We anticipate incurring monthly operating expenses, which includes compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $80,000 per month, for an indefinite period of time.  Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders and may adversely affect the market price of our Common Stock.

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

Our New Jersey Processing Center may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings. There can be no assurance that unforeseen market conditions will not adversely impact the operation or profitability of our largest processing center in New Jersey (the “New Jersey Processing Center”).  Our success in operating our New Jersey Processing Center may be affected by the following factors:

■
Used Glycol Feedstock – Operations at our New Jersey Processing Center capacity depend on our ability to obtain the required volume of glycol feedstock and to acquire such feedstock at competitive rates.

■
Operation of the New Jersey Processing Center - Operations at our New Jersey Processing Center depend on our employees and management to run the processing center safely and in compliance with all relevant regulations. Any extended or unscheduled shutdowns may inhibit our ability to operate the processing center at capacity.

■	Logistics - Operations at our New Jersey Processing Center capacity depend on our ability to efficiently transport used glycol to our site and to transport finished product out of our site.

■	Glycol Demand - Operations at our New Jersey Processing Center capacity depend on the demand for glycol in general and specifically the glycol produced at our processing center; and

■
Glycol Pricing - The price at which we sell glycol-based products from our New Jersey Processing Center is affected by changes in certain glycol pricing indexes. If the relevant indexes decline, we would typically reduce prices for our recycled product, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted.

We may face significant competition.  The glycol recycling industry is generally fragmented with many small to mid-sized companies throughout North America that recycle glycol, antifreeze, and/or other glycol-based liquids. The industry is in the preliminary stage of development. However, a few large, well-recognized companies with substantial resources and established relationships have begun to increase their share of the market. It is possible that such a group will attempt to purchase multiple glycol recycling companies as part of an overall roll-up business strategy.  Additionally, potential competitors may have greater financial, technical, marketing, and sales resources that will permit them to (i) react more quickly to emerging product and service offerings and changes in customer requirements, and (ii) devote greater resources to the development, promotion, and sale of competing products or services.  Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share.

We are in negotiations with our New Jersey landlord over disputed amounts owed. Our New Jersey landlord has made claims for additional rents owed for the use of a storage tank, and the use of additional space at the New Jersey facility. To date we have agreed on an additional payment of $250,000 and to continue further negotiations to resolve their claim. Negotiations have been contentious, with the landlord preparing a notice of eviction and denying us access to the facility at one point in time. Should we be unable to reach an amicable solution, the landlord may deny us access to our processing equipment in New Jersey, which would severely hamper our operations, and necessitate additional legal action.

We have limited control over the prices that we charge for our products.  The prices of glycol are dependent upon the supply/demand balance and supply capacity in the United States.  Unfavorable changes to the supply/demand balance could affect the prices we charge for our products and therefore could reduce our revenues and adversely affect our profitability.  Additionally, if our products gain acceptance and attract the attention of competitors, we may experience pressure to decrease the prices we charge for our products, which could adversely affect our revenue and our gross margin.  If we are unable to offer our products at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth will slow, our margins may shrink, and our business and financial results will suffer.

Our business may be significantly affected if antifreeze producers begin to offer base fluids other than ethylene glycol.  If antifreeze producers were to begin to offer base fluids other than ethylene glycol, major changes would have to be made in the industry.  If such other base fluids, like for example, glycerin, become accepted in the marketplace, competition could increase, demand could fall, and our prices could be adversely affected.  Accordingly, if such a situation occurs, our revenue growth will slow, our margins will shrink, and our business and financial results will suffer.

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

We are dependent upon our key personnel.  Our success is largely dependent upon the personal efforts and abilities of our management and certain other key personnel as the recycled glycol industry is complex.   We are particularly substantially dependent upon the continued services of Richard Geib, our Chief Technical Officer.  Mr. Geib spearheads the implementation of our proprietary GlyEco TechnologyTM and has significant contacts and experience in the recycled glycol industry.  The loss of Mr. Geib could have a material adverse effect on our results of operations and financial condition.

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

We currently operate seven processing centers, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected. We are subject to risks related to our ability to oversee all seven of our processing center locations. If we are unable to effectively oversee our processing center locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

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

A downturn in the United States economy could have a material adverse effect on our ability to effectuate our business plan and our financial results.   Our ability to achieve our goals depends heavily on varying conditions in the United States economy.  Certain end-use applications for glycol experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside of our control.  Additionally, the industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment.  Therefore, downturns in the United States economy are likely to result in decreases in demand for our products.  A downturn could decrease demand for our products or could otherwise adversely affect the prices at which we charge for recycled glycol.  Moreover, a downturn in the specific areas of the economy in which we operate our business, could have a material adverse effect on ability to effectuate our business plan and our financial results.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

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

Risks Related to our Common Stock

There is a limited market for our Common Stock and the market price of our Common Stock may be volatile. Currently, our Common Stock is quoted on the OTCQB under the symbol “GLYE.” Our Common Stock currently trades in small volumes. There can be no assurance that any trading market will ever develop or be maintained on the OTCQB. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market.  The market price of our common stock may also fluctuate significantly in response to the following factors, some which are beyond our control:

■	actual or anticipated variations in our quarterly operating results;

■	changes in securities analysts’ estimates of our financial performance;

■	changes in market valuations of similar companies;

■	increased competition;

■	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

■	loss of a major customer or failure to complete significant transactions;

■	additions or departures of key personnel; and

■	the number of shares in our public float.

The trading price of our common stock on OTCQB since our reverse merger has ranged from a high of $2.99 on April 30, 2012, to a low of $0.25, which was the last reported price of our common stock on the OTCQB on March 27, 2015.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044.  Our telephone number at that office is (866) 960-1539. We also maintain a virtual office at 10429 South 51st Street, Phoenix, AZ 85044.  The monthly base rent for this virtual office is $200.  The lease term is month-to-month.

Our Minnesota processing center leases approximately 9,600 square feet of property located at 796 29th Avenue SE, Minneapolis, MN 55414. The monthly base rent for this location is currently $5,054.  The base rent will gradually increase until the lease term expires on December 31, 2018.

Our Indiana processing center leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $3,550.  The base rent will gradually increase until the lease term expires on December 31, 2017.

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

Our South Carolina processing center leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $3,500. The base rent will gradually increase until the lease term expires on October 28, 2018.

Our South Dakota processing center leases approximately 3,600 square feet of property located at 46991 Mindy Street, Tea, SD 57064. The monthly base rent for this location is $2,100.  The lease term expires on December 31, 2017.

Our Maryland processing center leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $6,570.  The rent will gradually increase until the lease term expires on December 31, 2016.

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

However, the Company is aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute, is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. Subsequent to December 31, 2014, the landlord denied the Company access to the facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  As of December 31, 2014, the Company has recorded an accrual in the amount of $525,000 to reflect the $250,000 payment, as well as to provide for potential costs to litigate these matters.

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

	High ($)	Low ($)

2013
1st Quarter	$1.99	$0.99
2nd Quarter	$1.39	$0.90
3rd Quarter	$1.35	$0.90
4th Quarter	$1.40	$1.03

2014
1st Quarter	$1.22	$0.77
2nd Quarter	$1.06	$0.57
3rd Quarter	$0.76	$0.63
4th Quarter	$0.65	$0.27

As of March 27, 2015, the closing sale price for our Common Stock as reported on the OTC Bulletin Board system was $0.25. As of March 27, 2015, there were approximately 969 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	5,010,072	$0.88	1,489,928

Equity compensation plans not approved by security holders:

None	-	-	-
Total	11,657,678	$0.72	1,584,928

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2014, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of December 31, 2014, we have issued options to purchase an aggregate of 5,010,072 shares of our Common Stock originally reserved under the 2012 Plan.

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

On February 10, 2014, the Company issued an aggregate of 204,689 shares of Common Stock to four employees of the Company, pursuant to a performance incentive plan at a price of $1.04 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act. These shares were later retired on December 29, 2014, as the four employees have elected to receive all shares due pursuant to the performance incentive plan at a later date.

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

On March 21, 2014, the Company issued an aggregate of 204,750 shares of Common Stock to MMT Technologies at a price of $1.03 per share, pursuant to the MMT Agreement, by and among the Company, Acquisition Sub #3, and MMT Technologies, pursuant to which Acquisition Sub #3 acquired MMT Technologies’ business and all of its assets. The shares of Common Stock issued pursuant to the MMT Agreement are restricted under Rule 144 promulgated under the Securities Act. The Company issued theses shares pursuant to the registration exemptions of the Securities Act afforded the Company under Section 4(2) thereunder

On May 2, 2014, the Company issued an aggregate of 47,980 shares of Common Stock to one non-accredited investor for the cashless exercise of 101,250 stock options at an exercise price of $0.50 per share. The closing price on the OTCQB Market on the day of exercise was $0.90 per share of Common Stock. The stock options exercised vested immediately upon issuance and were converted at a rate of one share of Common Stock for each stock option exercised. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.

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

On July 1, 2014, the Company issued an aggregate of 6,268,628 shares of Common Stock, par value $0.0001 per share, upon the exercise of 6,268,628 warrants.  The Company temporarily reduced the exercise price of all of its outstanding warrants to $0.50 per share for a period beginning on June 4, 2014, and ending on July 1, 2014 (the “Temporary Exercise Period”). During the Temporary Exercise Period, forty-six warrant holders exercised a total of 6,268,628 warrants and therefore purchased 6,268,628 shares of common stock in exchange for an aggregate purchase price of $3,134,314. The Company utilized the services of two FINRA registered placement agents during the Temporary Exercise Period. In connection with the warrant exercises, the Company paid an aggregate cash fee of approximately $62,144 to such placement agents. The net proceeds to the Company from the warrant exercises, after deducting the foregoing cash fee, were approximately $3,072,170. The securities issued in connection with the warrant exercises have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

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

None

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2014, and 2013, with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

Our principal business activity is the processing of used glycol into high-quality recycled glycol products that we sell in the automotive, HVAC, and industrial end markets. We are the largest independent glycol recycler in North America, with seven processing centers located in the eastern region of the United States.

Our products include T1™ recycled glycols which may be used in any industrial application, recycled antifreeze used in the automotive industry, and HVAC fluids used in the heating and air conditioning industry. We generate revenue by selling recycled glycols. We also generate revenue through the collection of used glycol.

We have developed a proprietary green chemistry process, GlyEco Technology™, the first glycol treatment process able to restore any type of used glycol to original specifications for purity. Our GlyEco Technology™ allows us to recycle all five major types of waste glycol into a refinery-grade product usable in any industrial glycol application.

GlyEco began to acquire glycol recycling and processing centers in February 2012, completing our most recent acquisition in March 2014. Since acquisition, these subsidiaries have been upgraded with proprietary systems to improve product quality and greatly increase processing capacities. We are dedicated to innovative solutions in sustainable glycol products and to creating products that conserve natural resources, limit liability for waste generators, and create value for our customers.

We currently operate seven processing centers in the United States. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey (hereinafter referred to as the “NJ Processing Center”), (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

Six of our processing centers utilize a fleet of trucks to collect waste material for processing and deliver recycled glycol products directly to customers at their business. These processing centers combined currently collect waste glycol directly from approximately 3,500 generators.

Our NJ Processing Center is our largest processing center. The NJ Processing Center is designed for larger batch processing and focuses primarily on generating T1™ recycled glycol from multiple waste sources. We have completed the implementation of our GlyEco Technology™ at the NJ Processing Center, and recycled product from this processing center meets ASTM E1177 EG-1 or EG-2 specifications. The NJ Processing Center is strategically located to service high volume customers from multiple waste glycol creating industries.

Throughout 2014, we installed capital improvements and implemented system enhancements at our NJ Processing Center. These newly installed systems feature proprietary advanced pre-treatment, distillation and separation systems to improve end-product quality, and state-of-the-art post-treatment systems.

Strategy

Our strategy is to increase production by continuing to expand our customer base, both in the regions we currently serve and in new regions across North America and abroad.  We will expand our waste glycol disposal services and waste glycol recycling services to additional industries within our regions. The principal elements of our business strategy are to:

Expand Customer Base and Increase Profits. We have completed extensive capital improvements to increase our production capacity and ability to service an expanded field of customers. Each of our processing centers has improved production capabilities. We intend to utilize our increased ability to produce product to drive market expansion. Our customers and partners require high levels of regulatory and environmental compliance, which we intend to emphasize through employee training, facility policies and procedures, and ongoing analysis of operating performance. We have begun to implement standardized accounting, invoicing, and logistics management systems across our operations. We implemented computerized customer relationship management, dispatch and inventory control systems in 2014. We have implemented the initial phase of our GlyEco® brand strategy and will continue to build brand equity via marketing initiatives. We believe all of these measures will increase the quality service we can provide to customers, increase the visibility of the Company, and maximize profitability.

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

New Market Development. We have completed the initial processing center expansions necessary to diversify our customer base into new markets. During 2014, we increased our market reach into the textile, HVAC, and airline industries at some of our processing centers. We intend to continue this growth into new markets and underserved industries. We plan to implement additional capacity at our processing centers to allow them to process additional types of waste glycol streams and therefore to serve any prevailing new markets in their respective geographic areas.

Expand Services in Canadian Markets. We have begun processing waste antifreeze material collected in five Canadian Provinces; however, no sales have been made in this market to date. We intend to expand our services offering to additional waste generating industries within this territory.

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Financial Statements, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include, but are not limited to, items such as, the allowance of doubtful accounts, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $62,249 and $47,927 as of  December 31, 2014 and 2013, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

All our customers are based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

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

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of December 31, 2014, goodwill and net intangible assets recorded on our audited consolidated balance sheet aggregated to $4,296,656 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors , and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  To date, we have not recorded an impairment of goodwill.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2014 and 2013, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2014 and 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.  Currently, there are no pending legal proceedings.

However, the Company is aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. Subsequent to December 31, 2014, the landlord denied the Company access to the facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  As of December 31, 2014, the Company has recorded an accrual in the amount of $525,000 to reflect the $250,000 payment, as well as to provide for potential costs to litigate these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of December 31, 2014 and 2013.  However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage.  They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is aware of one environmental remediation issue related to our leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To Management’s knowledge, the landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In Management’s opinion the liability for this remediation is the responsibility of the landlord. However, the landlord has disputed this position and it is an open issue subject to negotiation and the ultimate transfer of the New Jersey business. Currently, we have no knowledge as to the scope of the landlord’s remediation obligation.

The Company acknowledges that there will need to be recorded an asset retirement obligation for environmental matters that are expected to be addressed at the eventual asset retirement of our facility in New Jersey. Currently, the landlord of the property maintains a letter of credit, in the approximate amount of $400,000, to the benefit of the state of New Jersey to support such asset retirement expenditures. The transfer of the business operations to GlyEco, which began with the transfer of the Class D permit in August 2014, is still in process. Upon completion of the transfer, we anticipate that the Company will record an asset retirement obligation of approximately $400,000. We will need to post the $400,000  letter of credit with the New Jersey Department of Environmental Protection to ensure the funds are available if the facility is closed. The resultant $400,000 asset retirement obligation will be expensed over the anticipated operating life of the project, which is estimated to be approximately 25 years.

Results of Operations

Fiscal Year ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Net Sales

For the fiscal year ended December 31, 2014, Net Sales were $5,893,844 compared to $5,538,005 for the year ended December 31, 2013, an increase of $355,839, or 6.4%. At the end of 2013, we ceased providing service to a major customer, comprising approximately $1,300,000 in revenues during 2013, as the customer discontinued related operations. Increased sales in 2014 were due to increased production capabilities and corresponding sales from facilities added in late 2013. In 2015, the Company expects to ramp up production, and consequently revenues, at its facility in New Jersey. At the higher levels of production, the facility is anticipated to reach economies of scale sufficient to generate profits.

Cost of Goods Sold

For the fiscal year ended December 31, 2014, our Costs of Good Sold was $6,577,168 compared to $5,193,445 for the fiscal year ended December 31, 2013, representing an increase of $1,383,723, or approximately 26.6%.  The was due to the associated Cost of Goods Sold related to additional production capabilities from facilities added in late 2013 and early 2014, and increased production costs at our facility in New Jersey. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit (Loss)

For the fiscal year ended December 31, 2014, we realized a gross profit of $(683,324) compared to $344,560 for the year ended December 31, 2013, a decrease of $(1,027,884), or (298.3)%.  The decrease in gross profit was primarily due to low production volumes at our facility in New Jersey that were insufficient to cover fixed costs.

Our gross profit margin for the year ended December 31, 2014 was approximately (11.6)% compared to approximately 6.2% for the year ended December 31, 2013.  The decrease in gross profit margin is primarily attributable to low production volumes at our facility in New Jersey that were insufficient to cover fixed costs. In 2015, the Company expects to ramp up production, and consequently revenues, at its facility in New Jersey. At the higher levels of production, the facility is anticipated to reach economies of scale sufficient to generate profits, with gross profit margins ranging from 20-30%.

Operating Expenses

For the year ended December 31, 2014, operating expenses increased to $5,619,758 from $3,763,352 for the year ended December 31, 2013, representing an increase of $1,856,406, or approximately 49.3%.  Operating expenses consist of Consulting Fees, Salaries and Wages, Share-Based Compensation, Legal and Professional Fees and General and Administrative Expenses. This increase is primarily attributable to an increase in our Salaries and Wages, Share-Based Compensation, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees increased to $767,914 for the fiscal year ended December 31, 2014, from $680,196 for the fiscal year ended December 31, 2013, representing an increase of $87,718, or approximately 12.9%.  The increase is primarily attributable to our expansion into the Canadian market.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $999,968 for the year ended December 31, 2014, from $830,667 for the year ended December 31, 2013, representing an increase of $169,301 or 20.4%.  The increase is due to the additional hiring of employees and salary increases attributable to the new operations and related administrative support for activities added in late 2013 and in 2014.

Share-Based Compensation consists of options issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $2,046,074 for the year ended December 31, 2014, from $1,065,288 for the year ended December 31, 2013, representing an increase of $980,786, or 92.1%.   The increase is due to vesting of options during 2014 that were granted in 2013 and due to the issuance of 1,209,172 compensatory options and 4,293,013 compensatory warrants during 2014 to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the fiscal year ended December 31, 2014, Legal and Professional Fees increased to $337,118 from $286,728 for the fiscal year ended December 31, 2013, representing an increase of $50,390 or approximately 17.6%. The increase is due to additional legal and accounting expenses for SEC filings, licenses and permits, and contract negotiations.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the fiscal year ended December 31, 2014, G&A Expenses increased to $1,468,684 from $900,463 for the fiscal year ended December 31, 2013, representing an increase of $568,221, or approximately 63.1%.  This increase is due to corresponding expenses from facilities added in late 2013 and early 2014, associated costs of building out our infrastructure to support future growth of the Company, and the reservation of funds for the settlement or litigation of certain legal disputes.

Other Income and Expenses

For the fiscal year ended December 31, 2014, Other Expenses, net decreased to $185,417 from $594,335 for the fiscal year ended December 31, 2013, representing a decrease of $(408,918), or approximately (68.8)%.  Other Income and Expenses consist primarily of interest income and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the fiscal year ended December 31, 2014 decreased to $1,103 from $2,496 for the fiscal year ended December 31, 2013, representing a decrease of $(1,393), or approximately (55.8)%.  The decrease was due to a reduction in cash held in interest bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.   For the fiscal year ended December 31, 2014, Interest Expense decreased to $180,128 from $592,788 for the fiscal year ended December 31, 2013, representing a decrease of $(412,660) or approximately (69.6)%.  In 2013, the Company incurred interest expense associated with warrants issued for the Frenkel Conversion Agreement, discussed under Liquidity and Capital Resources, which was a one-time expense. A similar expense did not occur in 2014, which led to a reduction in interest expense for the year.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported

	Years Ended December 31,
	2014	2013
Net loss	$(6,488,499)	$(4,013,127)

Interest expense	180,128	592,788
Income tax expense	-	-
Depreciation and amortization	687,613	441,472
Share-based compensation	2,046,074	1,065,288
Adjusted EBITDA	$(3,574,684)	$(1,913,579)

Liquidity & Capital Resources; Going Concern

As of December 31, 2014, we had $1,985,636 in current assets, consisting of $494,847 in cash, $786,056 in accounts receivable, $137,056 in prepaid expenses, and $567,677 in inventories. We had total current liabilities of $2,160,422 consisting of accounts payable and accrued expenses of $1,649,361, due to related parties of $62,500, the current portion of notes payable of $121,905, and the current portion of capital lease obligations of $326,656. We had total non-current liabilities of $899,393, consisting of note payable of $2,971, and the non-current portion of capital lease obligations of $896,422. Net cash used by operating activities for the year ended December 31, 2014, was $4,010,979, while the loss from operations was $6,303,082 for the same period.  The difference arises primarily from non-cash transactions comprised of stock-based compensation of $2,046,074, depreciation and amortization of $687,613, and changes in assets and liabilities of $(262,559).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2014, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013 and 2012. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our plans to address these matters include realizing synergies and cost efficiencies with recent acquisitions, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy.  The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies.

We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended December 31, 2014 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The table below sets forth certain information about the Company’s liquidity and capital resources for the fiscal years ended December 31, 2014 and 2013:

	For the Fiscal Year Ended
	December 31, 2014	December 31, 2013
Net cash (used in) operating activities	$(4,010,979)	$(1,452,692)
Net cash (used in) investing activities	$(2,653,925)	$(3,243,765)
Net cash provided by financing activities	$2,766,452	$7,935,815
Net increase (decrease) in cash and cash equivalents	$(3,898,452)	$3,239,358
Cash - beginning of period	$4,393,299	$1,153,941
Cash - end of period	$494,847	$4,393,299

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. During 2014 and 2013, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the year ended December 31, 2014, we raised $3,134,314 through equity financing for total proceeds of $3,072,170, net of financing costs of $62,144.

On February 17, 2015, the Company completed a private placement offering and raised $3,581,880, with net proceeds of $3,547,053 after deducting financing costs of $34,827.  The Company intends to use $2,500,000 of the funds raised for the purchase of equipment to be installed at our facility in NJ during the fourth quarter of 2015.  This equipment is expected to increase the facility’s production capacity to 10 million gallons.  At the higher levels of production, the facility is expected to reach economies of scale sufficient to generate profits.  Remaining funds from the capital raise will be used to support ongoing operations through the third quarter of 2015. By the third quarter, we will need to show growth in revenues adequate to support our costs of operations in order to continue as on ongoing concern without additional financing.

Frenkel Convertible Note

On March 14, 2014, the Series AA Preferred Stock was converted under the Conversion Agreement into 2,342,750 shares of Common Stock at a price of $1.02 per share.  As inducement for the redemption of the Series AA Preferred Stock, an additional 262,763 shares of Common Stock were issued at a price of $1.02 per share.  Additionally, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the conversion with each such warrant having an exercise price of $1.00; therefore, a warrant to purchase 2,605,513 shares of Common Stock was issued in connection with the conversion.  For a more detailed discussion of the Convertible Note and Series AA Preferred Stock, please see Note 10 in the consolidated financial statements for the year ended December 31, 2014.

Private Financings

On July 1, 2014, the Company sold an aggregate of 6,268,628 shares of Common Stock to forty-five accredited investors and one non-accredited investor upon the exercise of 6,268,628 warrants at an exercise price of $0.50 per share, which resulted in consideration of $3,134,314.  The shares were issued under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Environmental, Health and Safety

The Company’s operations are governed by environmental laws and worker safety laws. Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where Company-related substances have been released into the environment.

The Company has expended substantial resources, both financial and managerial, to comply with applicable environmental laws and worker safety laws and to protect the environment and workers. The Company believes it is in substantial compliance with such laws and maintains procedures designed to foster and ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with such laws or the remediation of Company-related substances released into the environment. Such matters typically are resolved by negotiation with regulatory authorities resulting in commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, any such commitments or penalties imposed on the Company have not been material.

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2014 related solely to environmental compliance were not material. The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is aware of one environmental issue related to our leased property in New Jersey, which is currently subject to site remediation stemming from a sale of assets by a previous tenant in 2008 to the current landlord. The landlord has engaged a licensed site remediation professional and has assumed responsibility for this remediation. The liability for this remediation has not been transferred to the Company.  The incident giving rise to the remediation liability occurred before the Company’s use of the property.

The Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of our facility in New Jersey. Currently, in the opinion of management, the landlord and prior operator remain responsible for any environmental obligations that may arise because the transfer of the business operations, which commenced in August 2014 with the transfer of the permit to recycle Class D recyclable material, is still in process. Upon completion of the transfer, we anticipate that the Company will record an asset retirement obligation of approximately $400,000. The $400,000 will be reserved and a letter of credit will be filed with the New Jersey Department of Environmental Protection to ensure the funds are available if the facility is closed. The asset retirement obligation will be amortized over the anticipated operating life of the project, which is estimated to be approximately 25 years.  At this time, the prior operator maintains a similar letter of credit, as required by the New Jersey Department of Environmental Protection, to cover costs associated with the closure of the facility.

Off-balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2014 and 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
GlyEco, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GlyEco, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlyEco, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
April 10, 2015

GLYECO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013

ASSETS

	December 31,	December 31,
	2014	2013

Current Assets
Cash	$494,847	$4,393,299
Accounts receivable, net	786,056	898,934
Due from related parties	-	34,868
Prepaid expenses	137,056	53,732
Inventories	567,677	268,191
Total current assets	1,985,636	5,649,024

Property, Plant and Equipment, net	7,889,207	5,515,183

Other Assets
Deposits	80,708	80,708
Goodwill	835,295	779,303
Other intangibles, net	3,461,361	3,673,190
Total other assets	4,377,364	4,533,201

Total assets	$14,252,207	$15,697,408

LIABILITIES, MEZZANINE, AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,649,361	$1,271,674
Due to related parties	62,500	582,682
Notes payable	121,905	6,504
Capital lease obligations	326,656	285,363
Total current liabilities	2,160,422	2,146,223

Non-Current Liabilities
Notes payable – non-current portion	2,971	9,877
Capital lease obligations – non-current portion	896,422	1,189,574
Total non-current liabilities	899,393	1,199,451

Total liabilities	3,059,815	3,345,674

Mandatorily redeemable Series AA convertible preferred stock, 0 and 2,342,750 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	1,171,375

Stockholders' Equity
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; 0 and 2,342,750 Series AA (above) issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Common stock: 300,000,000 shares authorized; $0.0001 par value; 58,033,560 and 48,834,916 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5,804	4,884
Additional paid in capital	33,284,831	24,541,809
Accumulated deficit	(22,098,243)	(13,366,334)
Total stockholders' equity	11,192,392	11,180,359

Total liabilities, mezzanine, and stockholders' equity	$14,252,207	$15,697,408

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Net sales	$5,893,844	$5,538,005
Cost of goods sold	6,577,168	5,193,445
Gross profit (loss)	(683,324)	344,560

Operating expenses
Consulting fees	767,914	680,196
Share-based compensation	2,046,074	1,065,288
Salaries and wages	999,968	830,677
Legal and professional	337,118	286,728
General and administrative	1,468,684	900,463
Total operating expenses	5,619,758	3,763,352

Loss from operations	(6,303,082)	(3,418,792)

Other (income) and expenses
Interest income	(1,103)	(2,496)
Interest expense	180,128	592,788
Other	6,392	4,043
Total other (income) and expenses	185,417	594,335

Loss before provision for income taxes	(6,488,499)	(4,013,127)

Provision for income taxes	-	-

Net loss	(6,488,499)	(4,013,127)

Premium on Series AA Preferred conversion to common shares	(2,243,410)	-

Net loss available to common shareholders	$(8,731,909)	$(4,013,127)

Basic and diluted loss per share	$(0.16)	$(0.09)

Weighted average common shares outstanding (basic and diluted)	54,451,172	45,527,044

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2012	36,149,985	$3,615	$12,765,616	$(9,353,207)	3,416,024

Common shares for acquisition	835,810	84	1,118,089	-	1,118,173

Common shares for payment of goods and services	793,679	79	553,281	-	553,360

Common shares for note conversion	940,000	94	469,906	-	470,000

Warrants issued in conjunction with note conversion	-	-	392,170	-	392,170

Common shares for cash, net	9,357,578	936	8,177,535	-	8,178,471

Warrants and options exercised	757,864	76	(76)	-	(0)

Share-based compensation expense	-	-	1,065,288	-	1,065,288

Net loss	-	-	-	(4,013,127)	(4,013,127)

Balance, December 31, 2013	48,834,916	4,884	24,541,809	(13,366,334)	11,180,359

Common shares for acquisition	204,750	20	210,893	-	210,913

Common shares for Series AA Preferred conversion	2,605,513	261	1,171,114	-	1,171,375

Warrants and options exercised	6,340,775	634	3,071,536	-	3,072,170

Share-based compensation expense	47,606	5	2,046,069	-	2,046,074

Premium on Series AA Preferred conversion to common shares	-	-	2,243,410	(2,243,410)	-

Net loss	-	-		(6,488,499)	(6,488,499)

Balance, December 31, 2014	58,033,560	$5,804	$33,284,831	$(22,098,243)	$11,192,392

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Net cash flow from operating activities
Net loss	$(6,488,499)	$(4,013,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	475,784	258,162
Amortization	211,829	183,310
Share-based compensation	2,046,074	1,065,288
Stock issued for accrued interest expense	-	24,913
Warrants issued in conjunction with note conversion	-	392,170
Stock and warrants issued for goods and services	-	553,360
Other	6,392	4,043
Change in operating assets and liabilities:
Accounts receivable, net	112,878	(689,651)
Due from related parties	34,868	(34,868)
Prepaid expenses	(83,324)	(121,890)
Inventories	(299,486)	(185,238)
Accounts payable and accrued expenses	492,687	989,597
Due to related party	(520,182)	112,239
Other	-	9,000

Net cash used in operating activities	(4,010,979)	(1,452,692)

Cash flows from investing activities
Cash paid for acquisitions	-	(539,304)
Purchase of property, plant and equipment	(2,655,725)	(2,710,739)
Proceeds from sale of fixed assets	1,800	6,278

Net cash used in investing activities	(2,653,925)	(3,243,765)

Cash flows from financing activities
Repayment of debt	(6,505)	(3,619)
Repayment of capital lease	(299,213)	(239,037)
Proceeds from the sale of common stock	3,134,314	8,546,386
Stock issuance costs	(62,144)	(367,915)

Net cash provided by financing activities	2,766,452	7,935,815

Increase (decrease) in cash	(3,898,452)	3,239,358

Cash at the beginning of the period	4,393,299	1,153,941

Cash at end of the period	$494,847	$4,393,299

Supplemental disclosure of cash flow information
Interest paid during period	$180,128	$122,510
Income taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Premium on Series AA Preferred conversion to common shares	$2,243,410	$-
Common stock issued for acquisition	$210,913	$1,118,173
Common stock issued for goods and services	$-	$553,360
Common stock issued for convertible note, principal and interest	$-	$470,000
Series AA Preferred Stock issued for convertible note, principal and interest	$-	$1,171,375
Note payable issued in payment of accounts payable	$115,000	$-
Common stock issued for conversion of Series AA Preferred stock	$1,171,375	$-
Equipment purchased with capital lease	$47,354	$1,714,974
Equipment purchased with debt	$-	$20,000

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the "Company", “we”, or “our”) is a green chemistry company that collects and recycles waste glycol into a reusable product that is sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology, GlyEco TechnologyTM, allows us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application.  We are dedicated to conserving natural resources, limiting liability for waste generators, safeguarding the environment, and creating valuable green products.  We currently operate seven processing centers in the United States with our corporate location in Phoenix, Arizona. Our processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey, (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

The Company was formed in the State of Nevada on October 21, 2011. We were formed to acquire the assets of companies in the business of recycling and processing waste ethylene glycol, and to apply a newly developed proprietary technology to produce ASTM E1177 Type I virgin grade recycled ethylene glycol to end users throughout North America.

We are currently comprised of the parent corporation GlyEco, Inc. and the various acquisition subsidiaries that were formed to acquire the seven processing centers listed above.  They are held in seven subsidiaries under the name of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2014 have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2014, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern.

Management's plans to address these matters include raising additional financing through offering our shares of capital stock in private and/or public offerings of our securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which may desire to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”) located in Minneapolis, Minnesota; GlyEco Acquisition Corp #2 ("Acquisition Sub #2”) located in Indianapolis, Indiana; GlyEco Acquisition Corp #3 ("Acquisition Sub #3”) located in Lakeland, Florida; GlyEco Acquisition Corp #4 ("Acquisition Sub #4”) located in Elizabeth, New Jersey; GlyEco Acquisition Corp #5 ("Acquisition Sub #5”) located in Rock Hill, South Carolina; GlyEco Acquisition Corp #6 ("Acquisition Sub #6”) located in Tea, South Dakota; and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”) located in Landover, Maryland.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the allowance of doubtful accounts, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of direct and indirect costs of the purchased goods and labor related to the corresponding sales transaction. The Company recognizes revenue from services at the time the services are completed.  Shipping costs passed to the customer are included in the net sales.

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs.   Selling, general, and administrative costs are charged to operating expenses as incurred.  Research and development costs are expensed as incurred and are included in operating expenses.  Advertising costs are expensed as incurred. Total advertising costs for 2014 and 2013 were $21,569 and $85,528 respectively.

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

Inventory

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values. There was no inventory write-down during the years ended December 31, 2014 and 2013.

Property and Equipment

Property and equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from three to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. The upgrades related to construction in process for our New Jersey processing center as of December 31, 2014 are scheduled to be completed in 2015, at which time depreciation is expected to commence. As of December 31, 2014, the Company incurred and capitalized construction in process totaling $1,440,690. The estimated cost to be incurred in 2015 to complete upgrades at the processing center is estimated to be approximately $2.5 million. Depreciation expense for the years ended December 31, 2014 and 2013, was $475,784 and 258,162, respectively.

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

Cash, accounts receivable, accounts payable and accrued liabilities, and current portion of capital lease obligations and notes payable are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 3 input levels.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive.  At December 31, 2014, these potentially dilutive securities included warrants of 17,567,326 and stock options of 11,096,428 for a total of 28,663,754 At December 31, 2013, these potentially dilutive securities included warrants of 19,530,441 and stock options of 10,133,506 for a total of 29,663,947.

Provision for Taxes

The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718.  Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire awards, unless vesting occurs earlier. The Company classifies all share-based awards as equity instruments.

See Note 12 for a description of the Company’s share-based compensation plans and information related to awards granted under the plans.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options, using the Black-Scholes Model, or the fair value of the goods or services on the grant date, whichever is more readily determinable.

Reclassification of Prior Year Amounts

Certain prior year numbers have been reclassified to conform to the current year presentation.  These reclassifications have not affected the net loss or net loss per share as previously reported.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that are of significance, or potential significance to the Company, except as discussed below.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will become effective beginning in the first quarter of 2017 using one of two prescribed transition methods.  Early adoption is not permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted.  The Company is currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

NOTE 3 – Accounts Receivable

As of December 31, 2014 and 2013, the Company's net accounts receivable were $786,056 and $898,934, respectively.

The following table summarizes activity for the allowance for doubtful accounts for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance as of January 1,	$47,927	$4,892
Bad debt expense	64,226	44,198
Charge offs, net	(49,904)	(1,163)
Ending balance as of December 31,	$62,249	$47,927

NOTE 4 – Inventory

As of December 31, 2014 and 2013, the Company’s total inventories were $567,677 and $268,191, respectively.

December 31,	2014	2013
Raw materials	$232,611	$76,165
Work in process	110,466	47,106
Finished goods	224,600	144,920
Total inventories	$567,677	$268,191

NOTE 5 – Property, Plant and Equipment

As of December 31, 2014 and 2013, the property, plant and equipment, net of accumulated depreciation, is $7,889,207 and $5,515,183, respectively.

December 31,	2014	2013
Machinery and equipment	$6,802,971	$3,719,344
Leasehold improvements	449,271	7,641
Accumulated depreciation	(803,725)	(328,803)
	6,448,517	3,398,182
Construction in process	1,440,690	2,117,001
Total property, plant and equipment	$7,889,207	$5,515,183

Depreciation expense recorded during the years ended December 31, 2014 and 2013 was $475,784 and $258,162, respectively.

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

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired.  We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value.  Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss was recorded in 2014 and 2013 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Evergreen operated a business located in Indianapolis, Indiana, relating to processing recyclable glycol streams, primarily used antifreeze, and selling glycol as remanufactured product.

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

Transaction with Full Circle Manufacturing Group, Inc. – New Jersey Processing Center

On December 10, 2012, we entered into the following agreements allowing us to rent real property, and equipment and receive manufacturing, distribution and consulting services with the entities and sole owner, who is a former member of our Board of Directors, as more fully described below.

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

Effective December 10, 2012, we executed a Manufacturing and Distribution Agreement (the “M&D Agreement”) with Full Circle and a consulting agreement with Mr. Ioia, whereby Full Circle, under the supervision of Mr. Ioia, operates Full Circle to process recyclable glycol streams and sell glycol as remanufactured product at our direction. Under the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business using the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of us and to use the Intellectual Property (“IP”) sold to us by Mr. Ioia covering the worldwide right, title, and interest in Mr. Ioia’s exclusive glycol remanufacturing process. We acquired the IP for consideration of $2,000,000 in cash and 3,000,000 unregistered shares of the Company’s common stock valued at $0.50 per share in 2012. Mr. Ioia became a director of the Company on January 15, 2013, and resigned as a director on August 22, 2014.

On September 11, 2014, the State of New Jersey Department of Environmental Protection transferred to Acquisition Sub #4 the permit for Class D Recyclable Materials from Full Circle.  The permit allows Acquisition Sub #4 to recycle products containing waste glycols. The transfer of the Class D permit is one of the final steps towards completing the transition of business operations from Full Circle to Acquisition Sub #4. The remaining steps include the transfer of a letter of credit related to the Class D permit (discussed further in Note 14), and the cancellation of the M&D Agreement.  The Company has yet to determine whether the purchase of the equipment under our capital Equipment Lease Agreement must be accomplished prior to the transfer of business operations.  Discussions between Full Circle and the Company to finalize the transition are ongoing.

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

At December 31, 2014, the Company evaluated the cash flow projections included in the contingent consideration and determined that there was no change in the fair value of the contingent consideration.

During 2013, the Company completed the Evergreen, Full Circle, MMT Technologies and GSS Automotive Recycling transactions (the “Transactions”) in order to expand our market within North America, obtain synergies and cost efficiencies among the Transactions and GlyEco, and where economically feasible, add our technological advances to already operating facilities.  As a result of the Transactions, we expect to reduce costs through economies of scale. The goodwill of $619,819 arising from the Transactions during 2013 consists largely of the synergies and economies of scale expected from combining the operations and expanding our market.  The Company recognized additional goodwill of $55,992 in 2014 when it completed the acquisition of MMT Technologies.

The following table summarizes the aggregate consideration paid during 2014 and 2013 for the Transactions and resolution of previous contingent consideration, and the amounts of the assets acquired and liabilities assumed at the effective acquisition date:

Consideration:

Cash	$539,304

Equity instruments (1,040,560 common shares of the Company) issued	1,329,086

Assets acquired under capital lease	1,714,974

Fair value of total consideration transferred	$3,583,364

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial assets (primarily accounts receivable)	$92,320

Inventory	24,234

Property, plant, and equipment	2,532,442

Identifiable intangible assets	356,500

Financial liabilities	(97,943)

Total identifiable net assets	2,907,553

Goodwill	675,811

$3,583,364

During 2013, the Company had placed in escrow 200,000 shares to be released to the former owners upon the passage of one year as long as no undisclosed contingencies arise as more fully described in the documents. The 200,000 shares were released from escrow in October 2014.

The amounts of the Transactions’ revenue and earnings included in the Company's consolidated statement of operations for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the acquisition date been done on January 1, 2013, are:

	Revenue	Earnings (Loss)

Actual from date of Transaction through 12/31/2013	$3,057,071	$569,697

Pro forma (unaudited) supplemental information as if the Transactions had occurred at the beginning of the period is approximately as shown below:

Supplemental (unaudited) pro forma for 1/1/2013 - 12/31/2013	$6,420,000	$(3,420,000)

The 2013 supplemental (unaudited) pro forma earnings were adjusted to exclude approximately $35,000, of acquisition-related costs incurred in 2013.

The components of intangible assets are as follows:

		Gross Balance at		Gross Balance at		Net Balance at
	Estimated	December 31,	Current Year	December 31,	Accumulated	December 31,
	Useful Life	2013	Additions	2014	Amortization	2014
Finite live intangible assets:
Customer list and tradename	5 years	$24,500	$-	$24,500	$7,239	$17,261

Non-compete agreements	5 years	332,000	-	332,000	107,900	224,100

Intellectual property	25 years	3,500,000	-	3,500,000	280,000	3,220,000

Total intangible assets		$3,856,500	$-	$3,856,500	$395,139	$3,461,361

Goodwill	Indefinite	$779,303	$55,992	$835,295	$-	$835,295

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.  The tax deductibility of goodwill has yet to be determined, but the Company believes it will be able to deduct goodwill amortization for tax purposes.

Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2014 and 2013, totaled $211,829 and $183,310, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter:

For the Year Ending December 31,	Estimated Amortization Expense

2015	$211,829
2016	211,829
2017	211,829
2018	165,874
2019	140,000
Thereafter	2,520,000

$3,461,361

NOTE 7 – Income Taxes

As of December 31, 2014 and 2013, the Company had net operating loss (NOL) carryforwards of approximately $16,500,000 and $9,980,000, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2034. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2014 and 2013 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2014	2013
Deferred tax assets – NOL	$6,600,000	$3,480,000
Depreciation and amortization	(600,000)	-
Valuation allowance	(6,000,000)	(3,480,000)
Net deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2014 and 2013 was $2,520,000 and $1,230,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2014 and 2013:

Federal and state statutory tax rate	40%
Permanent difference and valuation allowance	(40)%
Effective tax rate	0%

NOTE 8 – Capital Leases

Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle, a former related party, as its sole owner was on our Board of Directors until August 22, 2014, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 9% discount rate. The lease is amortized over the five-year term at a rate of 9%. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, and vehicles. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value.

On May 22, 2014, the Company entered into a capital equipment lease agreement with Balboa Capital, whereby it agreed to lease carbon vessels for $1,030 a month for a term of two years with an option to purchase the equipment at the end of the lease for $1. The net present value of the equipment is estimated at $22,154 based on a discount rate of 11%.  The lease is amortized over the two-year term at the rate of 11%. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life of ten years, and zero salvage value.

On August 26, 2014, the Company entered into a capital lease agreement with De Lage Laden, whereby it agreed to lease a forklift for $347 a month for a term of five years with an option to purchase the equipment at the end of the lease for $1. The net present value of the equipment is estimated at $25,200 based on a discount rate of 4%.  The lease is amortized over the five-year term at the rate of 4%.  Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life of fifteen years, and zero salvage value.

At December 31, 2014, the value of the assets under the capital leases was $1,604,915, net.  The depreciation expense for the year ended December 31, 2014 was $79,540.

Future minimum lease payments are due as follow:

Year Ended December 31,	Principal	Interest	Total
2015	$326,656	$84,674	$411,330
2016	351,048	54,101	405,149
2017	377,238	21,729	398,967
2018	165,738	430	166,168
2019	2,398	32	2,430
Total minimum lease payments	$1,223,078	$160,966	$1,384,044

NOTE 9 – Note Payable

On May 3, 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the "Note Payable"). The key terms of the Note Payable include: (i) a principal value of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The Note Payable is collateralized by a vehicle.

On May 30, 2014, Acquisition Sub #4 entered into a promissory note with Rose Manzo, a private individual (the “Manzo Note”). The key terms of the Manzo Note include: (i) a principal value of $115,000, (ii) an interest rate of 12.0%, and (iii) principal balance to be paid upon the raising of additional necessary capital.

Future minimum note payments due are as follows:

Year Ended December 31,
2015	$121,905
2016	2,971
Total minimum note payments	$124,876

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

On March 14, 2014, Mr. Frenkel redeemed the Series AA Preferred Stock under the Conversion Agreement into 2,342,750 shares of Common Stock at a conversion rate of one share of Common Stock for each one share of Series AA Preferred Stock redeemed.  As an inducement to convert the Series AA Preferred Stock into Common Shares, an additional 262,763 shares of Common Stock were issued upon conversion.  Further, per the terms of the Conversion Agreement, a three-year warrant to purchase one share of Common Stock was issued for each share of Common Stock received in the redemption.  Therefore, 2,605,513 warrants at an exercise price of $1.00 were issued in connection with the redemption of the Series AA Preferred Stock for Common Stock. The redemption price per share of Series AA Preferred Stock was $1.46 per share, or $3,414,785 in total, which included a redemption premium of $0.85 per share, or $1,975,392 in total; and, an inducement premium of $0.11 per share, or $268,018 in total.  The redemption premium included the fair value of the warrants issued of $757,162 and the excess of the fair value of common shares over the book value of the Series AA Preferred Stock of $1,218,230.  The total redemption and inducement premium of $2,243,410 is deducted from net earnings to arrive at net earnings applicable to common shareholders in the accompanying consolidated Statements of Operations earnings per share calculation.

The warrants issued to Mr. Frenkel in connection with the satisfaction of the Conversation Agreement have an exercise price of $1.00 and are exercisable at any time until the third anniversary of the date of issuance, which is March 14, 2017. The warrants may only be exercised upon the payment of cash to the Company. In the event the Company’s common stock trades at an average of at least $3.00 per share for a period of not less than twenty consecutive trading days and the warrants have been registered under an effective Registration Statement, Mr. Frenkel shall be required to fully exercise the warrants within ten business days following the twentieth trading day. The exercise price of the warrants may be adjusted upon any increase or decrease in the number of issued shares of our common stock resulting from any stock split, reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares.

The fair value of the warrants was determined using the Black-Scholes Model with inputs from the time when the Conversion Agreement terms were met.   The resulting value was approximately $0.29 per warrant. The warrants were expensed pursuant to the provisions of ASC 470 for a debt extinguishment wherein the fair value of the equity securities issued are considered a component of the reacquisition price of the debt. The warrants issued were fully vested and exercisable on the date of grant.

NOTE 11 – Stockholders’ Equity

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 40,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.  Of the 40,000,000 preferred shares the Company is authorized by its articles of incorporation to issue up to 3,000,000 Series AA preferred shares. As discussed in Note 10, the 2,342,750 shares of Series AA Preferred stock were converted to common stock on March 14, 2014. As of December 31, 2014, there are no shares of Series AA Preferred stock outstanding and no accrued dividends payable.

As of December 31, 2013, the Company had 2,342,750 Series AA preferred shares issued and outstanding.  Please see the description of the features and issuance of the Series AA preferred stock in Note 10. As of December 31, 2013, the accrued dividends payable on the Series AA preferred stock was approximately $30.

Common Stock

As of December 31, 2014, the Company has 58,033,560, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

For the year ended December 31, 2014, the Company issued the following common stock:

	Number of Common	Value
	Shares Issued	Recorded
Common Shares for Acquisition	204,750	$210,913
Share-Based Compensation	47,606	$2,046,074
Common Shares for Series AA Conversion	2,605,513	$1,171,375
Warrants and Options Exercised	6,340,775	$3,072,170

Cash received from shares issued through equity financing during the year ended December 31, 2014, was $3,072,170, net of $62,144 of stock issuance costs.  Please refer to the information regarding warrant exercises in 2014 in Note 12 for further information related to this equity financing.

For the year ended December 31, 2013, the Company issued the following common stock:

	Number of Common	Value
	Shares Issued	Recorded
Common Shares for Acquisition	835,810	$1,118,173
Common Shares for Goods and Services	793,679	$553,360
Common Shares for Convertible Note	940,000	$470,000
Common Shares for Cash	9,357,578	$8,178,471
Warrants and Options Exercised	757,864	$-

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

Share-Based Compensation

As of December 31, 2014 the Company had 1,584,928 common shares reserved for future issuance under the Company’s stock plans (See Note 12).

NOTE 12 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	6,837,606	$0.59
Granted	3,445,900	1.00
Exercised	(150,000)	0.50
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2013	10,133,506	$0.74

Outstanding as of December 31, 2013	10,133,506	$0.74
Granted	1,209,172	0.66
Exercised	(146,250)	0.77
Forfeited	-	-
Cancelled	(100,000)	2.45
Expired	-	-
Outstanding as of December 31, 2014	11,096,428	$0.72

During 2014 and 2013, there were no forfeitures or expirations under our stock plans.  The weighted-average grant-date fair value of options granted was $0.33 and $0.44 per option for the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2014, the intrinsic value of options outstanding was $14,450 and of options exercisable was $10,025.

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

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

The estimated value of employee stock options granted during the years ended December 31, 2014 and 2013 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013
Expected volatility	40 - 86%	40%
Risk-free interest rate	0.16 – 0.70%	0.16 – 0.70%
Expected dividends	0.00%	0.00%
Expected term in years	5	3 – 5

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	12,307,558	0.86
Granted	8,187,817	1.31
Exercised	(680,000)	0.03
Forfeited	(284,934)	0.48
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2013	19,530,441	1.08

Outstanding as of December 31, 2013	19,530,441	1.08
Granted	5,305,513	0.86
Exercised	(6,268,628)	1.33
Forfeited	-	-
Cancelled	-	-
Expired	(1,000,000)	1.00
Outstanding as of December 31, 2014	17,567,326	0.93

The weighted-average grant-date fair value of the 4,293,013 compensatory warrants granted for the year ended December 31, 2014, was $0.31 per warrant.

The weighted-average grant-date fair value of the 1,439,560 compensatory warrants granted for the year ended December 31, 2013, was $0.37 per warrant.

For the year ended December 31, 2014, the intrinsic value of warrants outstanding and exercisable was $0.

All warrants exercised were for cash.  The Company issued an aggregate of 6,268,628 shares of Common Stock, par value $0.0001 per share, upon the exercise of 6,268,628 warrants.  The Company temporarily reduced the exercise price of all of its outstanding warrants to $0.50 per share for a period beginning on June 4, 2014, and ending on July 1, 2014 (the “Temporary Exercise Period”). During the Temporary Exercise Period, forty-six warrant holders exercised a total of 6,268,628 warrants and therefore purchased 6,268,628 shares of common stock in exchange for an aggregate purchase price of $3,134,314. The Company utilized the services of two FINRA registered placement agents during the Temporary Exercise Period. In connection with the warrant exercises, the Company paid an aggregate cash fee of approximately $62,144 to such placement agents. The net proceeds to the Company from the warrant exercises, after deducting the foregoing cash fee, were approximately $3,072,170.

For the year ended December 31, 2014, the Company issued 4,293,013 compensatory warrants to purchase its common stock while recording expense for these warrants of $1,339,880 using the BSM option pricing model based upon:

■	Expected term is generally determined using the contractual term of the award;

■
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

■	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

■	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

The weighted-average estimated fair value of warrants granted as stock based compensation during the years ended December 31, 2014 and 2013 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013
Expected volatility	40 - 86%	40%
Risk-free interest rate	0.60 – 0.70%	0.60 – 0.70%
Expected dividends	0.00%	0.00%
Expected term in years	3 – 5	3 – 5

For the Year Ended December 31, 2014:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.50	7,612,550	5.78	$0.00 – 0.50	7,015,300	$0.42
$0.51 – 1.00	17,020,617	2.36	$0.51 – 1.00	14,859,777	$0.96
$1.01 – 1.50	4,030,587	0.44	$1.01 – 1.50	3,980,587	$1.35
	28,663,754			25,855,664

For the Year Ended December 31, 2013:

Warrants and Options Outstanding			Warrants and Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0001	1,000,000	1.4	$0.0001	1,000,000	0.0001
$0.50	6,410,800	8.1	$0.50	5,182,300	0.50
$1.00	15,036,830	4.2	$1.00	13,414,330	1.00
$1.25	2,912,716	2.2	$1.25	2,912,716	1.25
$1.50	4,203,601	4.7	$1.50	4,203,601	1.50
$2.45	100,000	8.5	$2.45	40,000	2.45
	29,663,947			26,752,947

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance under options granted by the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2014, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan. There remain 95,000 shares of Common Stock available for issuance under this plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of December 31, 2014, we have issued options to purchase an aggregate of 5,010,072 shares of our Common Stock originally reserved under the 2012 Plan. There remain 1,489,928 shares of Common Stock available for issuance under this plan.

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

NOTE 13 – Related Party Transactions

Accounts Payable Related Party

Chief Executive Officer

The Chief Executive Officer is the sole owner of a corporation, Barcid Investment Group, which was owed $114,434 as of December 31, 2013 for management consulting services provided to the Company.

The accounts payable related party in the amount of $62,500 was owed to the former Chief Executive Officer as of December 31, 2014 and is comprised of a deferred compensation obligation, which was paid in full subsequent to December 31, 2014.

Chief Technical Officer

The Chief Technical Officer is the sole owner of WEBA Technologies, which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze.

	2014	2013
Beginning balance as of December 31, 2013	$-	$-
Monies owed	218,195	-
Monies paid	(203,145)	-
Ending balance as of December 31, 2014	$15,050	$-

This liability is included in accounts payable as of December 31, 2014.

In addition to the above amounts, the Company incurred expenses for consulting services provided by the Chief Technical Officer in the ordinary course of business, totaling $119,668 and $0 during 2014 and 2013, respectively.

Chief Business Development Officer

The Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which were owed $16,058 for marketing consulting services provided to the Company as of December 31, 2013. The Company incurred expenses totaling $145,011 during 2013 for marketing consulting services.

In 2014, the Company incurred expenses for consulting services provided by the Chief Business Development Officer totaling $84,500 to the Company in the ordinary course of business through Market Tactics, Inc.

Chief Financial Officer

The Chief Financial Officer was owed $16,138 for reimbursable business expenses charged on a personal credit card as of December 31, 2013.

Former Director

A former Director of the Company is the counter party to consulting and non-compete contracts, as well as the sole owner of two corporations, Full Circle and NY Terminals with contracts with the Company. As described in Note 6, Full Circle is paid pursuant to lease and services agreements. NY Terminals is paid pursuant to a ground lease agreement. The former Director, Full Circle and NY Terminals were owed $426,052 as of December 31, 2013. By the fourth quarter of 2014, the former Director ceased to be a related party upon his resignation from the Board on August 22, 2014. During the year ended December 31, 2013, and the nine months ended September 30, 2014, the Company incurred expenses from the Former Director, Full Circle and NY Terminals totaling $2,832,046 and $1,687,706, respectively.

General Manager

The General Manager of Acquisition Sub #3 is co-owner of MMT Technologies and was owed $10,000 as of December 31, 2013 in rent pursuant to a lease agreement for the building and land occupied by Acquisition Sub #3. In 2014, the outstanding balance was paid and the lease was transferred to a banking institution.

NOTE 14 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2014 and 2013, the Company rented office and warehouse space on a monthly basis under a written rental agreements. The terms of these agreements range from several months to five years.

For the years ended December 31, 2014 and 2013, rent expense was $694,899 and $516,952, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2015	$645,687
2016	650,652
2017	564,251
2018	80,651
Total minimum lease payments	$1,941,241

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.  Currently, there are no pending legal proceedings.

However, the Company is aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. Subsequent to December 31, 2014, the landlord denied the Company access to the facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  As of December 31, 2014, the Company has recorded an accrual in the amount of $525,000 to reflect the $250,000 payment, as well as to provide for potential costs to litigate these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations as of December 31, 2014 and 2013.  However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage.  They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is aware of one environmental remediation issue related to our leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To Management’s knowledge, the landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In Management’s opinion the liability for this remediation is the responsibility of the landlord. However, the landlord has disputed this position and it is an open issue subject to negotiation and the ultimate transfer of the New Jersey business. Currently, we have no knowledge as to the scope of the landlord’s remediation obligation.

The Company acknowledges that there will need to be recorded an asset retirement obligation for environmental matters that are expected to be addressed at the eventual asset retirement of our facility in New Jersey. Currently, the landlord of the property maintains a letter of credit, in the approximate amount of $400,000, to the benefit of the state of New Jersey to support such asset retirement expenditures. The transfer of the business operations to GlyEco, which began with the transfer of the Class D permit in August 2014, is still in process. Upon completion of the transfer, we anticipate that the Company will record an asset retirement obligation of approximately $400,000. We will need to post the $400,000  letter of credit with the New Jersey Department of Environmental Protection to ensure the funds are available if the facility is closed. The resultant $400,000 asset retirement obligation will be expensed over the anticipated operating life of the project, which is estimated to be approximately 25 years.

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
  Cash and cash equivalents – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits.  At December 31, 2014, the Company had $0 in cash which was not guaranteed by the Federal Deposit Insurance Corporation.  At December 31, 2013, the Company had $3,828,685 in cash which was not guaranteed by the Federal Deposit Insurance Corporation.  To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.
  Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year.  During 2014, the Company had one customer that accounted for 30%  of revenues and whose accounts receivable balance (unsecured) accounted for approximately 19% of accounts receivable at December 31, 2014. During 2013, the Company had two customers that accounted for 23% and 29% of revenues and whose accounts receivable balance (unsecured) accounted for approximately 23% and 7% of accounts receivable at December 31, 2013.
NOTE 16 – Subsequent Events

Private Placement Offering

On February 17, 2015, the Company completed a private placement offering (“the Offering”) of units of the Company’s securities (the “Units”) at a price of $0.325 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share. In connection with the Offering, the Company entered into subscription agreements with eighteen (18) accredited investors and one (1) non-accredited investor (the “Investors”), pursuant to which the Company sold to the Investors, for an aggregate purchase price of $3,581,880, a total of 11,021,170 Units, consisting of 11,021,170 shares of common stock.

The Company utilized the services of a FINRA registered placement agent (the “Placement Agent”) for the Offering. In connection with the Offering, the Company paid an aggregate cash fee of $34,827 to the Placement Agent and shall issue to the Placement Agent five-year stock options to purchase up to 107,160 shares of common stock at an exercise price of $0.325 per share. The net proceeds to the Company from the Offering, after deducting the foregoing cash fee and other expenses related to the Offering, are expected to be approximately $3,547,053.

Recent Stock Issuances

From January 1, 2015, to March 30, 2015, the Company issued an aggregate of 245,096 shares of common stock, of which 220,692 shares were issued pursuant to the Company’s Equity Incentive Program, as described in a Form 8-K filed by the Company with the SEC on December 24, 2014, and 24,404 shares were issued as severance pay to two departing employees. All shares of common stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2014.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report are in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office.  A summary of the composition of the Company’s directors and executive officers, their ages, positions held, are as follows:

Name	Age	Position	Director Since
David Ide	41	Chief Executive Officer, President, and Director	October 24, 2014
Dwight Mamanteo	45	Chairman of the Board	January 15, 2014
John Lorenz	71	Director	November 28, 2011
Michael Jaap	58	Director	November 28, 2011
Richard Q. Opler	60	Director	July 29, 2013
Keri Smith	50	Director	July 29, 2013
Alicia Williams Young	38	Chief Financial Officer	-
Richard Geib	67	Chief Technical Officer	-
Todd Smith	53	Chief Operating Officer	-
Janet Carnell Lorenz	53	Chief Business Development Officer	-

David Ide – Chief Executive Officer, President, and Director.  Mr. Ide, 41, became a director of the Company on October 24, 2014. On January 21, 2015, the Board of Directors appointed him to serve as interim Chief Executive Officer and President, effective February 1, 2015. Since August 2010, Mr. Ide has served as an independent director, investor, and advisor to technology and start-up ventures focused on simple to use software automation tools including mobile SaaS, CMS, and custom marketing and payment systems for small to medium businesses, developers, and enterprise customers. Mr. Ide served as non-executive Chairman of Spindle, Inc. from January 2012 to November 2014. Mr. Ide was a founder and the Chairman and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox, Inc. In July 2009, Mr. Ide developed and executed Modavox, Inc.’s acquisition of Augme Technologies, Inc. creating the first full service mobile agency for Fortune 100 companies.  At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer. He resigned as an officer and director in August 2010 to engage in developing and advising technology companies. Mr. Ide was also an independent director in the early stage of SEFE, Inc. Prior to 2005, Mr. Ide served as President of a successful digital agency in Arizona focused on ecommerce, targeted and demand marketing, CMS, and SaaS marketing platforms for fortune 500 companies. Mr. Ide is a technology entrepreneur and an experienced CEO, chairman, patented inventor, and director.

Dwight Mamanteo – Chairman of the Board.  Mr. Mamanteo, 45, became a director of the Company on January 15, 2014.  On January 21, 2015, the Board of Directors appointed him to serve as Chairman of the Board, effective February 1, 2015. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the Board of Directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo serves as the Chairman of the Compensation Committee and as a member of the Audit and Governance Committees. From June 2013 to October 2014, Mr. Mamanteo served on the Board of Directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo served as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers. Mr. Mamanteo served as a member of the Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a Bachelor of Science in Electrical Engineering from Concordia University (Montreal).

John Lorenz – Director.  Mr. Lorenz served as the Chief Executive Officer, President, and sole director of Global Recycling Technologies from its formation in May 2006 until its reverse triangular merger with the Company on November 28, 2011.  Upon the consummation of the merger, Mr. Lorenz replaced Ralph M. Amato as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company.  Mr. Lorenz filled these roles until voluntarily stepping down, effective February 1, 2015, at which time he assumed the title of Chairman Emeritus of the Company’s Board of Directors. Mr. Lorenz is experienced in identifying and managing new technologies, financing industry consolidations and acquisitions, and providing initial financing for such ventures.  Mr. Lorenz has served as a founder and management, financial and strategic consultant to a number of emerging, public and private companies. Mr. Lorenz founded Environmental Waste of America, Inc. (“EWA”) in 1986, where he participated in virtually all management aspects of the solid waste industry, including acquisitions and integration.  He served as President, Chief Executive Officer, and a director of EWA between 1986 and 1997 until its merger with Envirofil, Inc., a public company that is now Waste Management, Inc.  In addition, Mr. Lorenz was formerly a founder, director, and Chief Executive Officer of Automotive Services of America. Earlier in his career, Mr. Lorenz worked as a financial, marketing, and political consultant, doing media, market, and public opinion research.  Mr. Lorenz has articles on diachronic survey research, and is an author and editor of the book, The Political Image Merchants, published in 1971.  Mr. Lorenz is an “inventor” on patents and is a frequent lecturer at Universities in the United States on capital, financial strategies, and equity development.  Mr. Lorenz holds an Adjunct Professorship at Marylhurst University, and is preparing a book for publication in 2014 on financial strategies in challenging economic environments. Mr. Lorenz is an active triathlete and regularly competes in triathlons and marathons in the US.  Mr. Lorenz holds an undergraduate degree with honors from the University of Portland, and a master’s degree from the University of Chicago.

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

Keri Smith – Director.   Ms. Smith has 25 years of experience in Securities Services, during which she has occupied many significant operational and management positions.  From 2009 to 2012, Ms. Smith served as an Executive Director within WSS, Global Fund Services Division for JPMorgan Chase, Boston and JPMorgan Chase, London.  From 2006 to 2008, she was the Global Head/Director – Worldwide Network Management for RBC Dexia Investor Services, London.  From 1998 to 2006, Ms. Smith was the Director – Global Network Management of Investors Bank & Trust Company, and from 1995 to 1998, she was the Vice President – Global Network Management of BankBoston.   Ms. Smith attended Rhode Island College of Teaching for a Bachelors in Education, and holds an Associates Degree in Finance.

Alicia Williams Young, Esq. – Chief Financial Officer.  Ms. Williams Young was appointed as Chief Financial Officer of the Company by the Board of Directors on September 20, 2013.  She had previously served as the Company’s interim principal financial officer since January 15, 2013.  Ms. Williams Young was appointed as Secretary of the Company by the Board of Directors on November 30, 2011. From October 2008 until the date Global Recycling Technologies merged with and into the Company, Ms. Williams Young served as the Director of Internal Operations of Global Recycling Technologies.   Upon the consummation of the merger of Global Recycling Technologies with and into the Company, Ms. Williams Young became the Controller and VP of Internal Operations of the Company. From August 2004 until she joined the Company, Ms. Williams Young was a full-time law student and/or part-time law clerk.  From March 2000 to August 2004, Ms. Williams Young served as a Senior Systems Analyst/Data Lead at Intel Corporation in Chandler, Arizona. Ms. Williams Young holds a law degree (J.D.) from the University of Southern California Gould School of Law in Los Angeles, California (December 2007) and a Bachelor of Science in Management Information Systems & Accounting (December 1999). Ms. Williams Young was admitted to practice law in the state of Arizona (2008).

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

Significant Employees

The Company also relies on the following employees to make significant contributions to its business:

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

Matt Hamilton, Esq. – General Counsel and Secretary.  Mr. Hamilton joined the Company upon earning his Juris Doctor (J.D.) degree from the Sandra Day O'Connor College of Law at Arizona State University in 2012.  Mr. Hamilton's focus prior to joining the Company was in pro bono legal work.  He worked at the College of Law's Civil Justice Clinic, where he and a colleague argued a pro bono case before the Arizona Court of Appeals, and he volunteered at the Arizona Center for Disability Law, where he focused on know-your-rights literature.  Mr. Hamilton was a William H. Pedrick Scholar at the College of Law and served as Executive Managing Editor of the Sports and Entertainment Law Journal.  Mr. Hamilton is admitted to practice law in the State of Arizona. He graduated summa cum laude with a Bachelor of Science (B.S.) degree in Political Science from Arizona State University in 2009.

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

Employment / Consulting Agreements

Richard Geib - On August 4, 2014, the Company entered into a Consulting Agreement with Richard Geib, the Company’s Chief Technical Officer. The Consulting Agreement superseded the terms of the Consulting Agreement previously entered into between Global Recycling Technologies, Ltd., a Delaware corporation (“Global Recycling”), and Mr. Geib on May 3, 2010, which the Company assumed upon the consummation of a reverse triangular merger with Global Recycling on November 28, 2011.

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

David Ide - On February 15, 2015, the Company entered into a Consulting Agreement with David Ide, the Company’s interim Chief Executive Officer and President.

Pursuant to the Agreement, the Company engaged Mr. Ide to serve as the Company’s Chief Executive Officer and President and to have the duties and responsibilities ascribed to such positions in the Company’s Amended and Restated Bylaws. Mr. Ide’s engagement commenced on February 1, 2015 (the “Effective Date”), and shall continue for a term of twelve (12) months.  Thereafter, Mr. Ide’s engagement may be extended by a written agreement.

In consideration for his services during the term, the Company will compensate Mr. Ide with cash compensation of $15,000 per month of which 50% will be paid in cash and 50% will be paid in restricted common stock, which restricted stock shall be priced at the closing price of the Company’s common stock on the last trading day of each month. Mr. Ide will also receive equity compensation of $90,000 worth of restricted common stock priced as of the day after the Effective Date at $0.31. The equity compensation shall vest 100% upon the Company attaining EBITDA positive results by August 1, 2015, using an adjusted EBITDA calculation.

Committees of the Board of Directors and Meeting Attendance

Our Board of Directors has an Audit Committee, a Compensation Committee, a Governance and Nominating Committee, and a Strategic Committee, each of which has the composition and responsibilities described below.

Audit Committee

Our Audit Committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including the following:

●
monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

●
assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

●	provides a medium for consideration of matters relating to any audit issues; and
●	prepares the audit committee report that the rules require be included in our filings with the SEC.

The members of our Audit Committee are Richard Q. Opler, Michael Jaap, and Keri Smith. Mr. Opler serves as chairperson of the committee. The Board of Directors has determined that Mr. Opler meets the criteria of an “audit committee financial expert” (as defined under Item 407(d)(5)(ii) of Regulation S-K. Mr. Opler is also an “independent director” as defined by Section 10A(m)(3)(B)(ii) of the Exchange Act and Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which can be accessed online at www.glyeco.com/corporategov.html.

Compensation Committee.

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers, evaluating the performance of these persons in light of those goals and objectives and setting compensation of these persons based on such evaluations. The Compensation Committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the Compensation Committee with its charter.

The members of our Compensation Committee are Michael Jaap, Richard Q. Opler, Dwight Mamanteo, and Keri Smith. Mr. Jaap serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which can be accessed online at www.glyeco.com/corporategov.html.

Governance and Nominating Committee

The Governance and Nominating Committee oversees and assists our Board of Directors in identifying, reviewing and recommending nominees for election as directors; evaluating our Board of Directors and our management; developing, reviewing and recommending corporate governance guidelines and a corporate code of business conduct and ethics; and generally advises our Board of Directors on corporate governance and related matters.

The members of our Governance and Nominating Committee are Keri Smith, Dwight Mamanteo, and John Lorenz.  Ms. Smith serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Governance and Nominating, a copy of which can be accessed online at www.glyeco.com/corporategov.html.

Strategic Committee

The Strategic Committee advises and makes recommendations to our Board of Directors and the Company’s executive management team regarding the strategic direction of the Company.

The members of our Strategic Committee are John Lorenz, Michael Jaap, David Ide, Keri Smith, and Dwight Mamanteo.  Mr. Lorenz serves as chairperson of the committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2014.

Code of Ethics

On August 5, 2014, the Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”), which sets forth legal and ethical standards of conduct applicable to all directors, executive officers, and employees of the Company.

A copy of the Code of Business Conduct and Ethics may be requested, free of charge, by sending a written communication to Matt Hamilton, General Counsel, at 4802 E. Ray Rd. Ste. 23-408, Phoenix, AZ 85044. The Code of Business Conduct and Ethics has also been posted on the Company’s website, www.glyeco.com.

Item 11. Executive Compensation

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”), principal financial officer (“PFO”) or acting in similar capacity during the last completed fiscal year, regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Warrant Awards ($)		Option Awards ($)(9)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John Lorenz, President and CEO (PEO)	2014	$130,385	$-	$-		$-	(1)	$-	$-	$2,000	(7)	$132,385
	2013	175,000	30,000	-		198,090	(1)	-	-	2,100	(7)	405,190
Alicia Williams Young, CFO (PFO)	2014	95,769	-	-		16,254	(2)	-	-	-		112,023
	2013	100,500	17,500	-		132,060	(2)	-	-			250,060
Richard Geib, Chief Technical Officer	2014	-	-	582,718	(3)	-	(4)	-	-	119,668		702,386
	2013	-	-	58,000	(3)	44,020	(4)	-	-	-		102,020
Janet Carnell Lorenz, Chief Business Development Officer	2014	14,769	-	-		11,574	(5)	-	-	84,500	(8)	110,843
	2013	-	5,000	-		132,060	(5)	-	-	108,000	(8)	245,060
Todd Smith, Chief Operating Officer	2014	98,615	-	-		-	(6)	-	-	-		98,615
	2013	120,000	5,000	-		132,060	(6)	-	-	-		257,060

(1)	The estimated value of the options issued to Mr. John Lorenz is based on the Black-Scholes method. See the disclosure below under “Option/SAR Grants in Fiscal Years Ended December 31, 2013 and 2014.”
(2)	The estimated value of options issued to Ms. Williams Young is based on the Black-Scholes method. See disclosure below under “Option/SAR Grants in the Fiscal Years Ended December 31, 2013 and 2014.”
(3)	The estimated value of the warrants issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2013 and 2014.”
(4)	The estimated value of the options issued to Mr. Geib is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2013 and 2014.”
(5)
The estimated value of the options issued to Ms. Carnell Lorenz is based on the Black-Scholes method.  See disclosure below under “Options/SAR Grants in the Fiscal Year Ended December 31, 2013 and 2014.”

(6)	The estimated value of the options issued to Mr. Smith is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2013 and 2014.”
(7)	Consisted $2,100 and $2,000 paid to Mr. Lorenz as compensation for being a Director in the Fiscal Years Ended December 31, 2013 and 2014, respectively.
(8)
Consisted of consulting service fees paid to Ms. Carnell Lorenz by the Company. Ms. Carnell Lorenz provided marketing consulting services to the Company through Market Tactics, Inc., a corporation solely owned by Ms. Carnell Lorenz. Neither Ms. Carnell Lorenz nor Market Tactics has a formal written consulting agreement with the Company. Ms. Carnell Lorenz, by and through Market Tactics, was paid on a monthly basis and earned $7,500 from January 2013 to March 2013 and $9,500 from April 2013 to December 2013.  For 2014, she was paid $9,500 from January to March and $8,000 from April to October. She became an employee in November of 2014.

(9)
These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718.  Assumptions used in the calculation of dollar amounts of these awards are included in Note 12 of our audited financial statements for the fiscal years ended December 31, 2014 and 2013.

Option/SAR Grants in Fiscal Year Ended December 31, 2014

In 2014, our named executive officers were granted the following:

Ms. Williams Young was granted on June 30, 2014, 43,043 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024. 21,521 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $11,574.

Ms. Williams Young was also granted on September 30, 2014, 10,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024.  5,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $4,680.

Ms. Carnell Lorenz was granted on June 30, 2014, 43,043 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024. 21,521 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $11,574.

Mr. Geib was granted on August 4, 2014, 2.7 million shares of Common Stock issuable upon the exercise of warrants at $0.73 per share until August 4, 2019. 1,350,000 of the warrants vested immediately upon grant with the balance of the warrants vesting twenty-five percent each quarter beginning on December 31, 2014. The aggregate grant date estimated fair value of the warrants vested in 2014, determined by the Black-Scholes method, was $582,718.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

In 2013, our named executive officers were granted the following:

Mr. Lorenz was granted on September 20, 2013, 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 225,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $198,090.

Ms. Williams Young was granted on September 20, 2013, 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 150,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $132,060.

Mr. Geib was granted on September 20, 2013, 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 50,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $44,020. Pursuant to his consulting agreement, Mr. Geib was also issued 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2018. The aggregate grant date estimated fair value of these warrants, determined by the Black-Scholes method, was $58,000.

Ms. Carnell Lorenz was granted on September 20, 2013, 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 150,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $132,060.

Mr. Smith was granted on September 20, 2013, 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023. 225,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $132,060.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officer regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2014.

Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/Warrant Exercise Price ($/Sh)	Option/Warrant Expiration Date
John Lorenz	156,000	-	$1.25	2/15/2016
	119,172	-	$1.00	6/27/2021
	318,356	-	$1.00	6/27/2021
	575,000	-	$0.50	10/25/2021
	450,000	-	$0.50	12/5/2022
	337,500	112,500	$1.00	9/20/2023
Alicia Williams Young	15,000	-	$1.00	6/27/2021
	250,000	-	$0.50	10/25/2021
	355,000	-	$0.50	12/5/2022
	225,000	75,000	$1.00	9/20/2023
	21,521	21,522	$0.69	06/30/2024
	5,000	5,000	$0.66	09/30/2024
Richard Geib	100,000	-	$0.50	5/3/2016
	100,000	-	$0.50	5/3/2017
	1,350,000	-	$0.73	8/4/2017
	337,500	-	$0.73	12/31/2017
	337,500	-	$0.73	3/31/2018
	100,000	-	$0.50	5/3/2018
	337,500	-	$0.73	6/30/2018
	337,500	-	$0.73	9/30/2018
	60,000	-	$1.00	6/27/2021
	40,000	-	$1.00	6/27/2021
	150,000	-	$0.50	10/25/2021
	75,000	25,000	$1.00	9/20/2023
Todd Smith	300,000	-	$0.50	10/25/2021
	425,000	-	$0.50	12/5/2022
	225,000	75,000	$1.00	9/20/2023
Janet Carnell Lorenz	80,000	-	$1.00	6/27/2021
	180,000	-	$1.00	6/27/2021
	300,000	-	$0.50	10/25/2021
	350,000	-	$0.50	12/5/2022
	225,000	75,000	$1.00	9/20/2023
	21,521	21,522	$0.69	06/30/2024

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of the date of this Form 10-K, we have issued 5,010,072 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

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

The 2012 Plan includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under the Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company. 5,010,072 stock options have been granted under the 2012 Plan.

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

Director Compensation

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2014.

Director	Fees Earned or Paid in Cash		All Other Compensation	Stock Awards		Total
Michael Jaap	$2,000	(1)	$-	$10,155	(1)	$12,155
Everett Alexander	$1,500	(2)	$-	$18,900	(2)	$20,400
Joseph Ioia	$1,500	(3)	$82,332	$-	(3)	$83,832
Richard Q. Opler	$2,000	(4)	$-	$5,475	(4)	$7,475
Keri Smith	$2,000	(5)	$-	$5,475	(5)	$7,475
Dwight Mamanteo	$2,000	(6)	$-	$25,920	(6)	$27,920
David Ide	$500	(7)	$-	$10,950	(7)	$11,450

(1)
Mr. Jaap was paid $2,000 as compensation for sitting on the Board of Directors. Mr. Jaap was granted on September 30, 2014, 10,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024. 5,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $4,680. Mr. Jaap was also granted on December 18, 2014, 25,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. 12,500 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $5,475.

(2)
Mr. Alexander, who until August 22, 2014, was a member of our Board of Directors, was paid $1,500 as compensation for sitting on the Board of Directors.  Mr. Alexander was granted on January 15, 2014, 50,000 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024. 25,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $18,900.

(3)
Mr. Ioia, who until August 22, 2014, was a member of our Board of Directors, was paid $82,332 pursuant to his consulting agreement, in addition to his compensation of $1,500 for sitting on the Board of Directors.

(4)
Mr. Opler was paid $2,000 as compensation for sitting on the Board of Directors. Mr. Opler was granted on December 18, 2014, 25,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. 12,500 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $5,475.

(5)
Ms. Smith was paid $2,000 as compensation for sitting on the Board of Directors. Ms. Smith was granted on December 18, 2014, 25,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. 12,500 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $5,475.

(6)	Mr. Mamanteo was paid $2,000 as compensation for sitting on the Board of Directors. Mr. Mamanteo was granted on January 15, 2014, 50,000 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024. 25,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $18,900. Mr. Mamanteo was also granted on September 30, 2014, 15,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024. 7,500 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $7,020.

(7)	Mr. Ide was paid $500 as compensation for sitting on the Board of Directors. Mr. Ide was granted on December 18, 2014, 50,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. 25,000 of the options granted vested immediately upon grant with the balance of the options vesting fifty percent on each of the next two anniversaries of the grant date. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, in accordance with FASB ASC 718, was $10,950.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock beneficially owned on March 30, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock (2)

Executive Officers and Directors

David Ide --Chief Executive Officer, President, and Director	333,240	(3)	*

Alicia Williams Young --Chief Financial Officer	1,154,902	(4)	1.65%

Richard Geib --Chief Technical Officer	2,444,900	(5)	3.42%

Todd Smith --Chief Operating Officer	1,696,002	(6)	2.42%

Janet Carnell Lorenz --Chief Business Development Officer	6,672,181	(7)	9.20%

Dwight Mamanteo --Chairman of the Board	972,900	(8)	1.40%

John Lorenz --Director	6,672,181	(9)	9.20%

Michael Jaap --Director	596,000	(10)	*

Keri Smith --Director	234,700	(11)	*

Richard Q. Opler --Director	362,200	(12)	*

Executive Officers and Directors as a group (10 persons)	14,467,035	(3)-(12)	18.48%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	8,753,656	(13)	11.85%

Ralph M. Amato 2098 Cherry Creek Circle Summerlin, NV 89135	7,053,115	(14)	10.07%

Wynnefield Capital Management, LLC 450 Seventh Avenue, Suite 509 New York, NY 10123	10,635,247	(15)	15.35%

*Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044 and our telephone number is (866) 960-1539.

(2)	Based on 69,299,826 shares of Common Stock of GlyEco, Inc. outstanding as of March 30, 2015.

(3)
Includes (i) 290,323 unvested shares of Common Stock granted to Mr. Ide pursuant to his Consulting Agreement, which shares shall vest 100% upon the Company attaining positive EBITDA results by August 1, 2015, using an adjusted EBITDA calculation, (ii) 10,417 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (iii) 7,500 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024, and (iv)  25,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024.

(4)
Includes (i) 15,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (ii) 250,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021,  (iii) 355,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iv) 225,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, (v) 32,282 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024; (vi) 5,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024; and (vii) 45,913 shares of Common Stock issuable upon the exercise of options at $0.30 per share until January 31, 2015.

(5)
Includes (i) 100,000 shares of Common Stock issuable upon the exercise of warrants at $0.50 per share until May 3, 2016, (ii) 40,000 shares of Common Stock issuable upon exercise of a warrant at $1.00 per share until June 27, 2021, (iii) 100,000 shares of Common Stock issuable upon the exercise of a warrant at $0.50 per share until May 3, 2017, (iv) 100,000 shares of Common Stock issuable upon the exercise of a warrant at $0.50 per share until May 3, 2018, (v) 60,000 shares of Common Stock issuable upon exercise of options at $1.00 per share until June 27, 2021, (vi) 150,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (vii) 1,350,000 shares of Common Stock issuable upon the exercise of warrants at $0.73 per share until August 4, 2017, (viii) 75,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (ix) 337,500 shares of Common Stock issuable upon the exercise of warrants at $0.73 per share until December 31, 2017.

(6)
Includes (i) 300,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (ii) 425,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, and (iii) 225,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(7)
Includes (i) 180,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (ii) 80,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (iii) 300,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iv) 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (v) 225,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (vi) 32,282 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024. Also includes an aggregate of 2,777,781 of Common Stock beneficially held by Ms. Carnell Lorenz’s husband, John Lorenz.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Ms. Carnell Lorenz is deemed to beneficially own shares of Common Stock held by her husband.

(8)
Includes (i) 162,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 37,500 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024, and (ii) 7,500 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024.

(9)
Includes (i) 177,419 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 318,356 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (iii) 119,172 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (iv) 575,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (v) 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (vi) 337,500 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (vii) 156,000 shares of Common Stock issuable upon exercise of warrants at $1.25 per share until February 15, 2016. Also includes an aggregate of 3,894,400 shares of Common Stock beneficially held by Mr. Lorenz’s wife, Janet Carnell Lorenz.  Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Mr. Lorenz is deemed to beneficially own shares of Common Stock held by his wife.

(10)
Includes (i) 137,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 100,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 150,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iv) 75,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, (v) 5,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024, (vi) 12,500 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024, and (vii) 30,000 shares of Common Stock issuable upon the exercise of warrants at $1.25 until February 15, 2016.

(11)
Includes (i) 137,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 37,500 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (iii) 12,500 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024.

(12)
Includes (i) 150,000 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 20,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 (iii) 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iv) 37,500 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (v) 12,500 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024.

(13)
Consists of (i) 1,000,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $0.0001 per share until May 25, 2015, (ii) 940,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 until February 15, 2016, (iii) 2,605,513 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $1.00 until March 14, 2017, and (iv) 56,250 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(14)
Consists of (i) 100,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until September 1, 2015, (ii) 250,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 1, 2015, and (iii) 400,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 per share until December 10, 2015.

(15)
Entities included: Wynnefield Partners Small Cap Value, L.P.I, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan. Mr. Mamanteo, Chairman of our Board of Directors, serves as a Portfolio Manager at Wynnefield Capital.

Except as set forth in this Annual Report, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Transaction with Full Circle Manufacturing Group, Inc. and NY Terminals II, LLC

On December 10, 2012, we entered into the following agreements allowing us to rent real property and equipment and receive manufacturing, distribution, and consulting services with the entities and their sole owner, Joseph A. Ioia, who until August 22, 2014, was a member of our Board of Directors.

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

Effective January 1, 2013, and beginning on February 1, 2013, as a part of the same transaction, Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle Manufacturing Group, Inc., a New Jersey corporation ("Full Circle"), a related party, whereby it agreed to lease Full Circle's equipment for $32,900 a month for a term of five years. The Company also entered into a Consulting Agreement with Joseph A. Ioia, the sole shareholder of Full Circle and sole member of NY Terminals ("Mr. Ioia") and related party as until August 22, 2014, Mr. Ioia served on our Board of Directors, in which the Company engaged Mr. Ioia, and agreed to compensate Mr. Ioia, to serve as a consultant for the Company.

Effective December 10, 2012, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, we executed a Manufacturing and Distribution Agreement (the “M&D Agreement”) with Full Circle and a consulting agreement with Mr. Ioia, whereby Full Circle, under the supervision of Mr. Ioia, operates Full Circle to process recyclable glycol streams and sell glycol as remanufactured product at our direction.   Under the M&D Agreement, Full Circle agreed to perform the manufacturing and distribution services relating to its glycol recycling business using the GlyEco Technology™, to exclusively produce remanufactured glycol for the sole benefit of us and to use the Intellectual Property (“IP”) sold to us by Mr. Ioia covering the worldwide right, title, and interest in Mr. Ioia’s exclusive glycol remanufacturing process.  We acquired the IP for consideration of $2,000,000 in cash and 3,000,000 unregistered shares of the Company’s common stock valued at $0.50 per share in 2012. Mr. Ioia became a director of the Company on January 15, 2013, and later resigned on August 22, 2014.

Director Independence

The Board of Directors has determined that each of the following non-employee directors qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules: Michael Jaap, Richard Q. Opler, Keri Smith, and Dwight Mamanteo.

David Ide and John Lorenz do not qualify as an “independent director,” as Mr. Ide is currently an executive officer of the Company, and Mr. Lorenz has been an executive officer of the Company within the last three years.

Item 14.  Principal Accounting Fees and Services

The Company engaged Semple, Marchal & Cooper, LLP to serve as its independent registered public accounting firm for the fiscal years ended December 31, 2014, and December 31, 2013.

Set forth below are the fees paid to Semple, Marchal & Cooper, LLP for each of the last two fiscal years:

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

Auditor:	2014	2013
Semple, Marchal & Cooper, LLP	$220,383	$38,803

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2014	2013
Semple, Marchal & Cooper, LLP	$-	$-

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

	2014	2013
Semple, Marchal & Cooper, LLP	$-	$-

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

	2014	2013
Semple, Marchal & Cooper, LLP	$44,365	$-

The 2014 fees above related to the Company’s Form S-1 registration statement.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services the engagement is approved by the Audit Committee of the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	All Financial Statements

            The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

            Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011
2.2(1)	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd.
3.1(1)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of state of Nevada on October 21, 2011
3.2(1)	Certificate of Incorporation of GRT Acquisition, Inc., dated November 3, 2011, filed with the Secretary of State on November 7, 2011
3.3(1)	Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on January 28, 2008
3.4(1)	First and Amended Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on October 10, 2008
3.5(1)	Second and Amended Certificate of Incorporation of Global Recycling Technologies, Ltd., dated and filed with the Secretary of State of Delaware on August 31, 2011.
3.6(15)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014
3.7(1)	GRT Acquisition, Inc. Bylaws
3.8(1)	Global Recycling Technologies Ltd. Bylaws
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

10.2(6)	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer)
10.3(7)	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.4(8)	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.
10.5(9)	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5.
10.6(10)	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5
10.7(11)	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.8(12)	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc.
10.9(13)
Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.

10.10(14)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
10.11 (1)*	Consulting Agreement, dated May 3, 2010, between Global Recycling Technologies, Ltd. and Richard Geib
10.13(16)*	Consulting Agreement, dated February 15, 2015, between GlyEco, Inc. and David Ide
14.1(3)	Code of Ethics
16.1(1)	Letter from Stan J. H. Lee, CPA to the Commission
21.1(17)	List of Subsidiaries of the Company
31.1(17)	Rule 13a-14(a)/15d-14(a) Certificate of David Ide, Chief Executive Officer
31.2(17)	Rule 13a-14(a)/15d-14(a) Certificate of Alicia Williams Young, Chief Financial Officer
32.1(17)	Section 1350 Certificate of David Ide, Chief Executive Officer
32.2(17)	Section 1350 Certificate of Alicia Williams Young, Chief Financial Officer
101.INS(18)	XBRL Instance Document
101.SCH(18)	XBRL Schema Document
101.CAL(18)	XBRL Calculation Linkbase Document
101.DEF(18)	XBRL Definition Linkbase Document
101.LAB(18)	XBRL Label Linkbase Document
101.PRE(18)	XBRL Presentation Linkbase Document

* Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.

(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.

(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.

(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.

(5)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.

(6)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.

(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.

(8)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 1, 2012, and incorporated by reference herein.

(9)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 2, 2012, and incorporated by reference herein.

(10)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on February 6, 2013, and incorporated by reference herein.

(11)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 4, 2013, and incorporated by reference herein.

(12)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 13, 2012, and incorporated by reference herein.

(13)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 2, 2013 and incorporated by reference herein.

(14)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.

(15)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on August 8, 2014, and incorporated by reference herein.

(16)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on February 19, 2015, and incorporated by reference herein.

(17)	Filed herewith.

(18)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ David Ide
Date: April 10, 2015	David Ide Chief Executive Officer, President, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ide
David Ide	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 10, 2015

/s/ Alicia Williams Young
Alicia Williams Young	Chief Financial Officer	April 10, 2015
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dwight Mamanteo
Dwight Mamanteo	Chairman of the Board of Directors	April 10, 2015

/s/ John Lorenz
John Lorenz	Director	April 10, 2015

/s/ Michael Jaap
Michael Jaap	Director	April 10, 2015

/s/ Richard Q. Opler
Richard Q. Opler	Director	April 10, 2015

/s/ Keri Smith
Keri Smith	Director	April 10, 2015