Form 10-Q
period 2015-03-31
GlyEco, Inc.
filed 2015-05-15
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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
Yes ☐  No ☒

As of May 11, 2015, the registrant had 70,462,330 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets
Cash	$2,533,914	$494,847
Accounts receivable, net	813,377	786,056
Prepaid expenses	123,278	137,056
Inventories	952,520	567,677
Total current assets	4,423,089	1,985,636

Property, Plant and Equipment, net	7,835,817	7,889,207

Other Assets
Deposits	80,708	80,708
Goodwill	835,295	835,295
Other intangible assets, net	3,408,404	3,461,361
Total other assets	4,324,407	4,377,364

Total assets	$16,583,313	$14,252,207

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,190,196	$1,649,361
Due to related parties	30,623	62,500
Notes payable	122,010	121,905
Capital lease obligations	334,193	326,656
Total current liabilities	1,677,022	2,160,422

Non-current Liabilities
Note payable – non-current portion	1,180	2,971
Capital lease obligations – non-current portion	810,850	896,422
Total non-current liabilities	812,030	899,393

Total liabilities	2,489,052	3,059,815

Stockholders' Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; and 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, 300,000,000 shares authorized; $.0001 par value; 69,462,663 and 58,033,560 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	6,947	5,804
Additional paid in capital	37,164,323	33,284,831
Accumulated deficit	(23,077,009)	(22,098,243)
Total stockholders' equity	14,094,261	11,192,392

Total liabilities and stockholders' equity	$16,583,313	$14,252,207

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Sales, net	$1,342,451	$1,653,041
Cost of goods sold	1,450,264	1,661,423
Gross profit (loss)	(107,813)	(8,382)

Operating expenses
Consulting fees	97,310	141,166
Share-based compensation	333,587	472,774
Salaries and wages	140,945	271,575
Legal and professional	121,902	36,913
General and administrative	134,294	215,754
Total operating expenses	828,038	1,138,182

Loss from operations	(935,851)	(1,146,564)

Other (income) and expenses
Interest income	(81)	(578)
Interest expense	42,996	44,977
Total other (income) and expenses	42,915	44,399

Loss before provision for income taxes	(978,766)	(1,190,963)

Provision for income taxes	-	1,266

Net loss	$(978,766)	$(1,192,229)

Premium on Series AA Preferred conversion to common shares	-	2,243,410

Net loss available to common shareholders	$(978,766)	(3,435,639)

Basic loss per share	$(0.02)	$(0.07)

Weighted average number of common shares outstanding	63,095,961	49,486,052

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2015

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2014	58,033,560	$5,804	$33,284,831	$(22,098,243)	$11,192,392

Common shares for cash, net	11,021,170	1,102	3,545,946		3,547,048

Share-based compensation	407,933	41	333,546		333,587

Net loss				(978,766)	(978,766)

Balance, March 31, 2015	69,462,663	$6,947	$37,164,323	$(23,077,009)	$14,094,261

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(978,766)	$(1,192,229)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	149,283	80,472
Amortization	52,957	53,458
Share-based compensation expense	333,587	472,774

(Increase) decrease in operating assets and liabilities:
Accounts receivable	(27,321)	(270,036)
Due from related party	-	34,868
Prepaid expenses	13,778	(227,667)
Inventories	(384,843)	(133,693)
Deposits	-	80,708
Accounts payable and accrued expenses	(459,165)	(560,001)
Due to related party	(31,877)	(42,681)

Net cash used in operating activities	(1,332,367)	(1,704,027)

Cash flows from investing activities
Purchase of property, plant and equipment	(95,893)	(1,627,987)

Net cash used in investing activities	(95,893)	(1,627,987)

Cash flows from financing activities
Repayment of debt	(1,686)	(1,588)
Repayment of capital lease	(78,035)	(68,959)
Proceeds from sale of common stock	3,581,875	-
Stock issuance costs	(34,827)	-

Net cash provided by (used in) financing activities	3,467,327	(70,547)

Increase (decrease) in cash	2,039,067	(3,402,561)

Cash at the beginning of the period	494,847	4,393,299

Cash at end of the period	$2,533,914	$990,738

Supplemental disclosure of cash flow information
Interest paid during period	$42,996	$44,977
Taxes paid during period	$-	$1,266

Supplemental disclosure of non-cash items
Redemption of Premium on Series AA Preferred by conversion to common shares	-	3,414,785
Common stock issued for acquisition	-	210,893

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

Going Concern

The condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2015, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2014, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans to address these matters include raising additional financing through offering our shares of capital stock in private and/or public offerings of our securities and through debt financing, if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which may desire to take advantage of the Company's public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014, condensed consolidated balance sheet data from audited financial statements but did not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Consolidation

These condensed consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1”) located in Minneapolis, Minnesota; GlyEco Acquisition Corp #2 ("Acquisition Sub #2”) located in Indianapolis, Indiana; GlyEco Acquisition Corp #3 ("Acquisition Sub #3”) located in Lakeland, Florida; GlyEco Acquisition Corp #4 ("Acquisition Sub #4”) located in Elizabeth, New Jersey; GlyEco Acquisition Corp #5 ("Acquisition Sub #5”) located in Rock Hill, South Carolina; GlyEco Acquisition Corp #6 ("Acquisition Sub #6”) located in Tea, South Dakota; and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”) located in Landover, Maryland.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the allowance for doubtful accounts, the carrying value of inventory, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

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

Inventory

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values. There was no inventory write-down during the three months ended March 31, 2015 and 2014.

Property and Equipment

Property and equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from three to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. As of March 31, 2015, the Company had incurred and capitalized construction in process totaling $1,520,249. The upgrades relate to construction in process for our New Jersey processing center and are scheduled to be completed in 2015, at which time depreciation is expected to commence. The estimated cost to be incurred in 2015 to complete planned upgrades at the processing center is estimated to be approximately $2.5 million.

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

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive.  At March 31, 2015, these potentially dilutive securities included warrants of 17,567,326 and stock options of 11,421,833 for a total of 29,989,159. At March 31, 2014, these potentially dilutive securities included warrants of 23,135,954 and stock options of 10,188,506 for a total of 32,324,460.

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

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options, using the Black-Scholes Model, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Reclassification of Prior Year Amounts

Certain prior year numbers have been reclassified to conform to the current year presentation.  These reclassifications have not affected the net loss or net loss per share as previously reported.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015 that are of significance, or potential significance to the Company, except as discussed below.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will become effective beginning in the first quarter of 2017 using one of two prescribed transition methods.  Early adoption is not permitted. In April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted.  The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

NOTE 3 – Inventory

The Company’s total inventories were as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$250,756	$232,611
Work in process	256,348	110,466
Finished goods	445,416	224,600
Total inventories (unaudited)	$952,520	$567,677

NOTE 4 – Income Taxes

As of March 31, 2015 and December 31, 2014, the Company had a net operating loss (NOL) carryforward of approximately $17,000,000 and $16,500,000 respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of March  31, 2015 and December 31, 2014 to reduce the net tax benefit asset value to zero.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	March 31,	December 31,
	2015	2014
Machinery and equipment	$6,819,305	$6,802,971
Leasehold improvements	449,271	449,271
Accumulated depreciation	(953,008)	(803,725)
	6,315,568	6,448,517
Construction in process	1,520,249	1,440,690
Total property, plant and equipment, net	$7,835,817	$7,889,207

NOTE 6 – Equity Incentive Program

On December 18, 2014, the Company's Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

Pursuant to the Equity Incentive Program, each of the Company’s employees may choose to forego all or part of their salary compensation in exchange for stock options or shares of restricted stock. During the fiscal quarter ended March 31, 2015, for each dollar of compensation foregone, each employee was eligible to receive either four stock options or three and one-third shares of restricted common stock.

The Company issued all stock options and restricted stock due to employees pursuant to the Equity Incentive Program on the last day of each calendar month in the fiscal quarter. Stock options issued pursuant to the program vested immediately upon issuance and had an exercise price of $0.30.  Such stock options have a term of ten years and are otherwise subject to the terms of the Company’s 2012 Equity Incentive Plan, including cashless exercise as an available form of payment. Restricted stock issued pursuant to the program also vested immediately and have a stock basis of $0.30 per share.

On April 8, 2015, the Company's Board of Directors extended the Equity Incentive Program through June 30, 2015.  For the fiscal quarter ended June 30, 2015, for each dollar of compensation foregone, each employee will be eligible to receive either five stock options or four shares of restricted common stock. Stock options issued pursuant to the program shall vest immediately upon issuance and have an exercise price of $0.24, while restricted stock issued pursuant to the program shall also vest immediately and have a stock basis of $0.24 per share.

The Equity Incentive Program will be reevaluated on June 30, 2015. Upon the conclusion of the program, the Company will calculate its profitability for the quarter using an adjusted EBITDA calculation, and if the Company has achieved profitable operations, it shall proportionally distribute salary compensation back to all employees participating in the program from April 1, 2015 through June 30, 2015.

The foregoing description of the Equity Incentive Program does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Incentive Program, a copy of which is filed as Exhibit 10.1 to the Form 8-K filed by the Company on April 9, 2015.

As of March 31, 2015, the Company issued 274,974 shares of Common Stock valued at $84,492 and granted 158,739 compensatory options valued at $34,139 pursuant to the plan.

NOTE 7 – Stockholders' Equity

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

As of March 31, 2015, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of March 31, 2015, the Company has 69,462,663, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the three months ended March 31, 2015, the Company issued the following common stock:

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share.

On February 17, 2015, the Company issued an aggregate 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor for cash at a price of $0.325 per share in connection with the completion of a private placement offering.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share.

On February 28, 2015, the Company issued an aggregate of 24,404 shares of Common Stock to two former employees of the Company as severance pay at a price of $0.28 per share.

On March 31, 2015, the Company issued an aggregate of 55,000 shares of Common Stock to five directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.25 per share.

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share.

On March 31, 2015, the Company issued an aggregate of 53,572 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common Shares for Cash	11,021,170	$3,547,048
Common Shares for Share-Based Compensation	407,933	$333,587

Share-Based Compensation

As of March 31, 2015,  the Company had 1,259,523 common shares reserved for future issuance under the Company's stock plans.

NOTE 8 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2014	11,096,428	$0.72
Granted	325,405	0.31
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2015 (unaudited)	11,421,833	$0.70

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. As of March 31, 2015, there were $175,902 of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

The following are details related to warrants issued by the Company:

Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2014	17,567,326	$0.93
Granted	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of March 31, 2015 (Unaudited)	17,567,326	$0.93

NOTE 9 – Related Party Transactions

Accounts Payable Related Party

Chief Executive Officer

The Chief Executive Officer is the sole owner of Rocco Advisors, which was paid for management consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$-	$-
Monies owed	15,000	-
Monies paid	(7,500)	-
Ending Balance as of March 31,	$7,500	$-

Chief Technical Officer

The Chief Technical Officer is the sole owner of WEBA Technologies, which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze. The Company also incurred expenses for consulting services provided by the Chief Technical Officer in the ordinary course of business, totaling $37,500 during the three months ended March 31, 2015. These transactions are summarized below.

	2015	2014
Beginning Balance as of January 1,	$15,050	$-
Monies owed	68,326	-
Monies paid	(60,253)	-
Ending Balance as of March 31,	$23,123	$-

Former Chief Executive Officer

The former Chief Executive Officer is the sole owner of a corporation, Barcid Investment Group, which was owed $62,500 as of December 31, 2014, for management consulting services provided to the Company.  As of March 31, 2015 the balance was paid in full and no additional monies are owed.

NOTE 10 – Commitments and Contingencies

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes, excluding the matters below, that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.

Currently, there is one pending legal proceeding involving the Company. On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action relates to two alleged exceedances of the limits in the wastewater permit held by Acquisition Corp. #4. The Company estimates the range of the potential loss involved in this dispute is from $5,000 to $15,000.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the New Jersey facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  The Company continues to discuss potential resolutions to the dispute. As of March 31, 2015 and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations.  However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage.  They do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company acknowledges that there will need to be an asset retirement obligation recorded for environmental matters that are expected to be addressed at the eventual asset retirement of our facility in New Jersey. Currently, the landlord of the property maintains a letter of credit, in the approximate amount of $400,000, to the benefit of the state of New Jersey to support such asset retirement expenditures. The transfer of the business operations to GlyEco, which began with the transfer of the Class D permit in August 2014, is still in process. Upon completion of the transfer, we anticipate that the Company will record an asset retirement obligation of approximately $400,000. We will need to post the $400,000 letter of credit with the New Jersey Department of Environmental Protection to ensure the funds are available if the facility is closed. The resultant $400,000 asset retirement obligation will be expensed over the anticipated operating life of the project, which is estimated to be approximately 25 years.

NOTE 11 – Subsequent Events

Recent Stock Issuances

During April 2015, the Company issued an aggregate of 999,667 shares pursuant to the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001 per share. The shares issued pursuant to the warrant exercise are unrestricted, as the conditions of Rule 144 were satisfied with respect to this issuance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

We have developed a proprietary green chemistry process, GlyEco Technology™, the first glycol treatment process able to restore any type of used glycol to original specifications for purity. Our GlyEco Technology™ allows us to recycle all five major types of waste glycol into a refinery-grade product usable in any industrial glycol application. It has been implemented at our New Jersey facility.

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

Our NJ Processing Center is our largest processing center. The NJ Processing Center is designed for larger batch processing and focuses primarily on generating T1™ recycled glycol from multiple waste sources received in rail car shipments. We have completed the implementation of our GlyEco Technology™ at the NJ Processing Center, and recycled product from this processing center meets ASTM E1177 EG-1 or EG-2 specifications. The NJ Processing Center is strategically located to service high volume customers from multiple waste glycol creating industries.

We have installed the majority of our capital improvements and implemented system enhancements at our NJ Processing Center. These newly installed systems feature proprietary advanced pre-treatment, distillation and separation systems to improve end-product quality, and state-of-the-art post-treatment systems.

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

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.  Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, as applied to quarterly SEC filings. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include, but are not limited to, items such as, the allowance of doubtful accounts, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $51,023 and $62,249 as of March 31, 2015 and December 31, 2014, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

All our customers are currently based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

Inventory

Inventory consists primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process. Inventory is stated at the lower of cost or market with cost recorded on an average cost basis, which approximates the first in, first out basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Assumptions used in the calculation were determined as follows:

•	Expected term is generally determined using the weighted average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company, over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of March 31, 2015, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,243,699 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.  To date, we have not recorded an impairment of goodwill.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of March 31, 2015, and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes, excluding the matters below, that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations.

Currently, there is one pending legal proceeding involving the Company. On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action relates to two alleged exceedances of the limits in the wastewater permit held by Acquisition Corp. #4. The Company estimates the range of the potential loss involved in this dispute is from $5,000 to $15,000.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the New Jersey facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  The Company continues to discuss potential resolutions to the dispute. As of March 31, 2015 and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety.  It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations.  However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage.  They do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company acknowledges that there will need to be an asset retirement obligation recorded for environmental matters that are expected to be addressed at the eventual asset retirement of our facility in New Jersey. Currently, the landlord of the property maintains a letter of credit, in the approximate amount of $400,000, to the benefit of the state of New Jersey to support such asset retirement expenditures. The transfer of the business operations to GlyEco, which began with the transfer of the Class D permit in August 2014, is still in process. Upon completion of the transfer, we anticipate that the Company will record an asset retirement obligation of approximately $400,000. We will need to post the $400,000 letter of credit with the New Jersey Department of Environmental Protection to ensure the funds are available if the facility is closed. The resultant $400,000 asset retirement obligation will be expensed over the anticipated operating life of the project, which is estimated to be approximately 25 years.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales

For the three-month period ended March 31, 2015, Net Sales were $1,342,451 compared to $1,653,041 for the three-month period ended March 31, 2014, a decrease of $310,590, or 19%. The decrease was primarily due to low sales volumes at our facility in New Jersey. The low sales volumes were due to, in part, a shutdown of the facility for several weeks for plant modifications and the lockout stemming from disagreements with the landlord.  Net Sales for processing centers excluding New Jersey increased over the quarter with the addition of approximately 650 new customers through an agreement with a national antifreeze distributor.

Cost of Goods Sold

For the three-month period ended March 31, 2015, our Costs of Good Sold was $1,450,264, compared to $1,661,423 for the three-month period ended March 31, 2014, representing a decrease of $211,159, or approximately 13%. The decrease in Cost of Goods Sold was due to the above-mentioned decrease in sales from 2014 and the low production volumes at our facility in New Jersey.  In addition, the costs associated with the increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels increased Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit (Loss)

For the three-month period ended March 31, 2015, we realized a gross loss of $(107,813), compared to a gross loss of $(8,382) for the three-month period ended March 31, 2014, an increase of $99,431, or 1186%. The increase in gross loss is primarily attributable to low production volumes and sales at our facility in New Jersey that were insufficient to cover fixed costs. In 2015, the Company expects to ramp up production, and consequently revenues, at its facility in New Jersey.

Our gross profit margin for the three-month period ended March 31, 2015, was approximately (8)%, compared to approximately (1)% for the three-month period ended March 31, 2014.  At the higher levels of production, the facility is anticipated to reach economies of scale sufficient to generate profits, with gross profit margins expected to range from 20-30%.

Operating Expenses

For the three-month period ended March 31, 2015, operating expenses decreased to $828,038 from $1,138,182 for the three-month period ended March 31, 2014, representing a decrease of $310,144, or approximately 27%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $97,310 for the three-month period ended March 31, 2015, from $141,166 for the three-month period ended March 31, 2014, representing a decrease of $43,856, or 31%. The decrease is primarily due to the Equity Incentive Program that was initiated at the end of 2014 to provide consultants with share-based compensation in lieu of cash, which expense was classified Share-Based Compensation. The consultants were issued a total of 120,000 shares of Common Stock valued at $36,000. The decrease can also be attributed to a reduction in the number of consulting services received during the period.

Share-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $333,587 for the three-month period ended March 31, 2015, from $472,774 for the three-month period ended March 31, 2014, representing a decrease of $139,187, or 29%.   The decrease is primarily due to the lower fair value of awards, due to our lower share price, issued during the three months ended March 31, 2015, as compared to the fair values for awards during the same period in 2014.  During the quarter ended March 31, 2015, we issued 325,405 compensatory options as compensation for work performed and to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities. Through the Equity Incentive Program, the Company issued 274,974 shares of Common Stock valued at $84,492 and granted 158,739 compensatory options valued at $34,139  pursuant to the plan, during the three months ended March 31, 2015.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages decreased to $140,945 for the three-month period ended March 31, 2015, from $271,575 for the three-month period ended March 31, 2014, representing a decrease of $130,630 or 48%. The decrease is primarily due to the Incentive Program that was initiated at the end of 2014 to provide employees with share-based compensation in lieu of cash, which expense was classified as Share-Based Compensation. The employees were issued a total of 154,974 shares of Common Stock valued at $46,492 and 158,739 compensatory options valued at $34,139. The decrease can also be attributed to a reduction in employee headcount at the corporate level.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services.  For the three-month period ended March 31, 2015, Legal and Professional Fees increased to $121,902 from $36,913 for the three-month period ended March 31, 2014, representing an increase of $84,989 or approximately 230%. The increase is primarily due to the timing of the year-end audit services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2015, G&A Expenses decreased to $134,294 from $215,754 for the three-month period ended March 31, 2014, representing a decrease of $81,460, or approximately 38%.  This decrease is primarily due to concerted efforts to reduce costs, including lease costs.
Other Income and Expenses

For the three-month period ended March 31, 2015, Other Income and Expenses decreased to $42,915 from $44,399 for the three-month period ended March 31, 2014, representing a decrease of $1,484, or approximately 3%. Other Income and Expenses consist primarily of interest income, and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended March 31, 2015, decreased to $81 from $578 for the three-month period ended March 31, 2014, representing a decrease of $497 or approximately 86%.  The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the three-month period ended March 31, 2015, Interest Expense decreased to $42,996 from $44,977 for the three-month period ended March 31, 2014, representing a decrease of $1,981 or approximately 4%. The decrease was mainly due to a decline in interest expense resulting from scheduled payments on the capital lease obligations.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended March 31,
	2015	2014
Net loss	$(978,766)	$(1,192,229)

Interest expense	42,996	44,977
Income tax expense	-	1,266
Depreciation and amortization	202,240	133,930
Stock-based compensation	333,587	472,774
Adjusted EBITDA	$(399,943)	$(539,282)

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

For the three months ended March 31, 2015 and 2014, net cash used by operating activities was $1,332,367 and $1,704,427, respectively.  The decrease is primarily due to the cost reductions achieved through the Equity Incentive Program, a reduction in headcount, and other reductions to discretionary expenses. For the three months ended March 31, 2015, the Company used $95,893 in cash for investing activities, compared to the $1,627,987 used in the prior year’s period.  These amounts were comprised entirely of capital expenditures for equipment and construction in progress.  The decrease is due to fewer equipment purchases for construction projects at our facility in New Jersey. For the three months ended March 31, 2015 and 2014, we received $3,467,327 and used $70,547, respectively, in cash from financing activities. The increase is due to the funds received from a private placement offering in February of 2015, which is discussed further below.

As of March 31, 2015, we had $4,423,089 in current assets, consisting of $2,533,914 in cash, $813,377 in accounts receivable, $123,278 in prepaid expenses, and $952,520 in inventories. Cash increased from $494,847 as of December 31, 2014 to $2,533,914 as of March 31, 2015 primarily due to the private placement offering in February of 2015. Inventories increased from $567,677 as of December 31, 2014 to $952,520 as of March 31, 2015 due to the low sales volumes at our facility in New Jersey, which were caused, in part, from a shutdown of the facility for several weeks during plant modifications and the lockout stemming from disagreements with the landlord.

As of March 31, 2015, we had total current liabilities of $1,677,022 consisting primarily of accounts payable and accrued expenses of $1,190,196, the current portion of notes payable of $122,010, and the current portion of capital lease obligations of $334,193. As of March 31, 2015, we had total non-current liabilities of $812,030, consisting of note payable of $1,180, and the non-current portion of capital lease obligations of $810,850. Accounts payable and accrued expenses decreased from $1,649,361 as of December 31, 2014 to $1,190,196 as of March 31, 2015 due to payments made on overdue accounts following the private placement and a payment for $250,000 to the landlord in New Jersey to regain access to the facility.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2015, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the fiscal quarters ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net cash (used in) operating activities	$(1,332,367)	$(1,704,027)
Net cash (used in) investing activities	(95,893)	(1,627,987)
Net cash provided by (used in) financing activities	3,467,327	(70,547)
Net increase (decrease) in cash and cash equivalents	2,039,067	(3,402,561)
Cash - beginning of period	494,847	4,393,299
Cash - end of period	$2,533,914	$990,738

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the three months ended March 31, 2015, we completed a private placement offering and raised $3,581,875, with net proceeds of $3,547,048 after deducting financing costs of $34,827, which is discussed further below.

Private Financings

On February 17, 2015, the Company completed a private placement offering (“the Offering”) of units of the Company’s securities (the “Units”) at a price of $0.325 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share. In connection with the Offering, the Company entered into subscription agreements with eighteen (18) accredited investors and one (1) non-accredited investor (the “Investors”), pursuant to which the Company sold to the Investors, for an aggregate purchase price of $3,581,875, a total of 11,021,170 Units, consisting of 11,021,170 shares of common stock.

The Company utilized the services of a FINRA registered placement agent (the “Placement Agent”) for the Offering. In connection with the Offering, the Company paid an aggregate cash fee of $34,827 to the Placement Agent and issued to the Placement Agent five-year stock options to purchase up to 107,160 shares of common stock at an exercise price of $0.325 per share. The net proceeds to the Company from the Offering, after deducting the foregoing cash fee and other expenses related to the Offering, were $3,547,048.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the closing process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report are in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently aware of one legal proceeding involving the Company, as described below, but we do not believe that it will have a material adverse effect on our business, financial condition, or operating results.

On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action relates to two alleged exceedances of the limits in the wastewater permit held by Acquisition Corp. #4. The Company estimates the range of potential loss involved in this dispute is from $5,000 to $15,000.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued.  Both of these claims are related to our New Jersey processing facility.  The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000.  The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility.  In this matter, the landlord of the Company’s leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement.  The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the New Jersey facility and prepared an eviction notice.  The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015.  The Company continues to discuss potential resolutions to the dispute. As of March 31, 2015, and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Item 1A.  Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2015, the Company issued unregistered securities as follows:

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 17, 2015, the Company issued an aggregate of 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor in connection with the completion of a private placement offering. The Company utilized the services of a FINRA registered placement agent for the private placement offering, and in connection with the closing of the offering, the Company paid an aggregate cash fee of $34,827 to the placement agent and issued five-year stock options to purchase up to 107,160 shares of the Company’s Common Stock at an exercise price of $0.325 per share. The net proceeds to the Company from the offering, after deducting the foregoing cash fee and other expenses related to the offering, was approximately $3,547,053. The securities issued in connection with the offering have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 24,404 shares of Common Stock to two former employees of the Company as severance pay at a price of $0.28 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 55,000 shares of Common Stock to five directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 53,572 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: May 15, 2015	By: /s/ David Ide
David Ide
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By: /s/ Alicia Williams Young
Alicia Williams Young
Chief Financial Officer
(Principal Financial Officer)