Form 10-Q
period 2015-06-30
GlyEco, Inc.
filed 2015-08-14
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2015, the registrant had 70,776,884 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$1,454,826	$494,847
Accounts receivable, net	1,309,477	786,056
Prepaid expenses	116,064	137,056
Inventories	1,056,950	567,677
Total current assets	3,937,317	1,985,636

Property, Plant and Equipment, net	7,691,206	7,889,207

Other assets
Deposits	86,688	80,708
Goodwill	835,295	835,295
Other intangible assets, net	3,355,447	3,461,361
Total other assets	4,277,430	4,377,364

Total assets	$15,905,953	$14,252,207

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,361,604	$1,649,361
Due to related parties	44,491	62,500
Notes payable	121,476	121,905
Capital lease obligations	340,754	326,656
Total current liabilities	1,868,325	2,160,422

Non-current liabilities
Note payable - non-current portion	-	2,971
Capital lease obligation - non-current portion	722,640	896,422
Total non-current liabilities	722,640	899,393

Total liabilities	2,590,965	3,059,815

Stockholders' equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, 300,000,000 shares authorized; $0.0001 par value; 70,776,884 and 58,033,560 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	7,078	5,804
Additional paid in capital	37,460,705	33,284,831
Accumulated deficit	(24,152,795)	(22,098,243)
Total stockholders' equity	13,314,988	11,192,392

Total liabilities and stockholders' equity	$15,905,953	$14,252,207

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2015 and 2014

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$2,041,901	$1,606,990	$3,384,352	$3,260,031
Cost of goods sold	2,281,624	1,629,257	3,731,888	3,290,680
Gross profit (loss)	(239,723)	(22,267)	(347,536)	(30,649)

Operating expenses
Consulting fees	122,462	144,744	219,772	285,910
Share-based compensation	296,513	238,758	630,100	711,532
Salaries and wages	128,500	243,579	269,446	515,154
Legal and professional	64,035	199,388	185,937	236,301
General and administrative	183,736	217,405	318,030	434,425
Total operating expenses	795,246	1,043,874	1,623,285	2,183,322

Loss from operations	(1,034,969)	(1,066,141)	(1,970,821)	(2,213,971)

Other (income) and expenses
Interest income	(95)	(66)	(176)	(644)
Interest expense	40,912	45,466	83,907	90,443
Total other (income) and expenses	40,817	45,400	83,731	89,799

Loss before provision for income taxes	(1,075,786)	(1,111,541)	(2,054,552)	(2,303,770)

Provision for income taxes	-	-	-	-

Net loss	$(1,075,786)	$(1,111,541)	$(2,054,552)	$(2,303,770)

Premium on Series AA Preferred conversion to common shares	-	-	-	2,243,410

Net loss available to common shareholders	$(1,075,786)	$(1,111,541)	$(2,054,552)	$(4,547,180)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding (basic and diluted)	70,427,963	51,906,725	66,786,804	50,707,479

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2014	58,033,560	$5,804	$33,284,831	$(22,098,243)	$11,192,392

Common shares for cash, net	11,021,170	1,102	3,545,946	-	3,547,048

Share-based compensation	722,487	72	630,028	-	630,100

Warrants exercised	999,667	100	(100)	-	-

Net loss				(2,054,552)	(2,054,552)

Balance, June 30, 2015	70,776,884	$7,078	$37,460,705	$(24,152,795)	$13,314,988

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(2,054,552)	$(2,303,770)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	298,566	192,618
Amortization	105,914	105,914
Share-based compensation expense	630,100	711,532

(Increase) decrease in operating assets and liabilities:
Accounts receivable	(523,421)	297,889
Due from related party	-	14,900
Prepaid expenses	20,992	(100,178)
Inventories	(489,273)	(237,886)
Deposits	(5,980)	80,708
Accounts payable and accrued expenses	(287,757)	(390,702)
Due to related party	(18,009)	(24,979)

Net cash used in operating activities	(2,323,420)	(1,653,954)

Cash flows from investing activities
Purchase of property, plant and equipment	(100,565)	(2,409,313)

Net cash used in investing activities	(100,565)	(2,409,313)

Cash flows from financing activities
Repayment of debt	(3,400)	111,797
Repayment of capital lease	(159,684)	(117,329)
Proceeds from sale of common stock	3,581,875	-
Stock issuance costs	(34,827)	-
Proceeds from warrant exercise	-	1,673,182

Net cash provided by financing activities	3,383,964	1,667,650

Increase (decrease) in cash	959,979	(2,395,617)

Cash at the beginning of the period	494,847	4,393,299

Cash at the end of the period	$1,454,826	$1,997,682

Supplemental disclosure of cash flow information
Interest paid during period	$83,907	$90,443
Taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Premium on Series AA Preferred conversion to common shares	$-	$2,243,410
Common stock issued for acquisition	$-	$210,893

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Organization and Nature of Business

GlyEco, Inc. (the "Company", “we”, or “our”) collects and recycles waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate seven processing centers in the United States with our corporate offices located in Phoenix, Arizona. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey, (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

The Company was formed in the State of Nevada on October 21, 2011. We were formed to acquire the assets of companies in the business of recycling and processing waste glycol and to apply our proprietary technology to provide a higher quality of glycol to end-market users throughout North America.

We are currently comprised of the parent corporation GlyEco, Inc., and the acquisition subsidiaries that were formed to acquire the seven processing centers listed above. These processing centers are held in seven subsidiaries under the name of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2014, expressing uncertainty regarding the Company’s assumption that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014, condensed consolidated balance sheet data from audited financial statements but did not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of direct and indirect costs of the purchased goods and labor related to the corresponding sales transaction. The Company recognizes revenue from services at the time the services are completed. Shipping costs passed to the customer are included in net sales.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The Company provides for depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from three to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. As of June 30, 2015, the Company had incurred and capitalized construction in process totaling $1,524,921. The upgrades relate to construction in process for our New Jersey processing center and are scheduled to be completed in 2015 and 2016, pending resolution of the landlord dispute discussed in Note 10, at which time depreciation is expected to commence. The estimated cost to be incurred in complete planned upgrades at the processing center is estimated to be approximately $400,000.

For purposes of computing depreciation, the useful lives of property, plant and equipment are:

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

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

•

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

•

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability. Valuation is generated from model-based techniques with the unobservable assumptions reflecting our own estimate of assumptions that market participants would use in pricing the asset or liability.

Cash, accounts receivable, accounts payable, accrued liabilities, and the current portions of capital lease obligations and notes payable are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 3 input levels.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. At June 30, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,644,585 for a total of 28,211,911. At June 30, 2014, these potentially dilutive securities included warrants of 22,235,954 and stock options of 10,524,428 for a total of 32,760,382.

Provision for Income Taxes

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

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes model. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options, using the Black-Scholes Model, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have not affected the net loss or net loss per share as previously reported.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company, except as discussed below.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will become effective beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This presentation also improves consistency with IFRS, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the financial statements and related disclosures.

NOTE 3 - Inventory

The Company’s total inventories were as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$329,787	$232,611
Work in process	235,991	110,466
Finished goods	491,172	224,600
Total inventories	$1,056,950	$567,677

NOTE 4 - Income Taxes

As of June 30, 2015 and December 31, 2014, the Company had a net operating loss (NOL) carryforward of approximately $17,600,000 (unaudited) and $16,500,000 respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of June 30, 2015 and December 31, 2014 to reduce the net tax benefit asset value to zero.

NOTE 5 - Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$6,819,305	$6,802,971
Leasehold improvements	449,271	449,271
Accumulated depreciation	(1,102,291)	(803,725)
	6,166,285	6,448,517
Construction in process	1,524,921	1,440,690
Total property, plant and equipment, net	$7,691,206	$7,889,207

NOTE 6 - Equity Incentive Program

On December 18, 2014, the Company's Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

Pursuant to the Equity Incentive Program, each of the Company’s employees may choose to forego all or part of their salary compensation in exchange for stock options or shares of restricted common stock. During the quarter ended March 31, 2015, for each dollar of compensation foregone, each employee was eligible to receive either four stock options or three and one-third shares of restricted common stock. During the quarter ended June 30, 2015, for each dollar of compensation foregone, each employee was eligible to receive either five stock options or four shares of restricted common stock.

The Company issued all stock options and restricted stock due to employees pursuant to the Equity Incentive Program on the last day of each calendar month. Stock options issued pursuant to the program vested immediately upon issuance and had an exercise price of $0.30 and $0.24 during the quarters ended March 31, 2015 and June 30, 2015, respectively. Such stock options have a term of ten years and are otherwise subject to the terms of the Company’s 2012 Equity Incentive Plan, including cashless exercise as an available form of payment. Restricted stock issued pursuant to the program also vested immediately and has a stock basis of $0.30 and $0.24 per share for shares issued during the quarters ended March 31, 2015 and June 30, 2015, respectively.

On July 10, 2015, the Company's Board of Directors extended the Equity Incentive Program through September 30, 2015. For the fiscal quarter ended September 30, 2015, for each dollar of compensation foregone, each employee will be eligible to receive either six stock options or five shares of restricted common stock. Stock options issued pursuant to the program shall vest immediately upon issuance and have an exercise price of $0.19, while restricted stock issued pursuant to the program shall also vest immediately and have a stock basis of $0.19 per share.

The Equity Incentive Program will be reevaluated on September 30, 2015. Upon the conclusion of the program, the Company will calculate its profitability for the quarter ended September 30, 2015 using an adjusted EBITDA calculation, and if the Company has achieved profitable operations, it shall proportionally distribute salary compensation back to all employees participating in the program from July 1, 2015 through September 30, 2015 in exchange for the equity granted.

For the six months ended June 30, 2015, the Company issued 395,320 shares of Common Stock valued at $111,375 and granted 201,997 compensatory options valued at $40,571 pursuant to the plan.

NOTE 7 - Stockholders' Equity

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

As of June 30, 2015, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of June 30, 2015, the Company has 70,776,884, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the six months ended June 30, 2015, the Company issued the following common stock:

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

On February 28, 2015, the Company issued an aggregate of 26,786 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share.

On March 4, 2015, the Company retired 17 shares of Common Stock per a shareholder’s request.

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

On March 31, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share.

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor in connection with the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share.

On April 30, 2015, the Company issued an aggregate of 32,609 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.23 per share.

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share.

On May 31, 2015, the Company issued an aggregate of 31,250 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.24 per share.

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.18 per share.

On June 30, 2015, the Company issued an aggregate of 39,474 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.19 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares and Vested Options
Common Shares for Cash, net	11,021,170	$3,547,048
Share-Based Compensation	722,487	$630,100
Warrants Exercised	999,667	$-

Share-Based Compensation

As of June 30, 2015, the Company had 1,036,771 common shares reserved for future issuance under the Company's stock plans.

NOTE 8 - Options and Warrants

The following are details related to options issued by the Company:

	Options for Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2014	11,096,428	$0.72
Granted	548,157	0.27
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of June 30, 2015 (unaudited)	11,644,585	$0.69

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. As of June 30, 2015, there was $88,150 of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

On April 8, 2015, the Board of Directors agreed to extend the expiration date on options granted to employees and directors that resign or are terminated from the Company without cause from 90 days to one year. All stock-based payment awards made to employees and directors are accounted for based on estimated fair values. The value assigned to the options that were modified through the Board resolution have an estimated value of $102,426, as determined by the Black-Scholes-Merton (“BSM”) option-pricing model.

The following are details related to warrants issued by the Company:

	Warrants for Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2014	17,567,326	$0.93
Granted	-	-
Exercised	(1,000,000)	0.0001
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of June 30, 2015 (Unaudited)	16,567,326	$0.99

The Company recorded expense of $342,436 and $376,998 for options and warrants during the six months ended June 30, 2015 and June 30, 2014, respectively.

NOTE 9 - Related Party Transactions

Accounts Payable Related Party

Chief Executive Officer

The Chief Executive Officer is the sole owner of Rocco Advisors, which was paid for management consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$-	$-
Monies owed	37,500	-
Monies paid	(30,000)	-
Ending Balance as of June 30,	$7,500	$-

Chief Technical Officer

The Chief Technical Officer is the sole owner of WEBA Technologies, which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze. The Company also incurred expenses for consulting services provided by the Chief Technical Officer in the ordinary course of business, totaling $75,000 during the six months ended June 30, 2015. These transactions are summarized below.

	2015	2014
Beginning Balance as of January 1,	$15,050	$-
Monies owed	224,658	-
Monies paid	(205,217)	-
Ending Balance as of June 30,	$34,491	$-

Former Chief Executive Officer / Director

The former Chief Executive Officer is the sole owner of Barcid Investment Group, which was owed $62,500 as of December 31, 2014, for management and consulting services provided to the Company. The former Chief Executive Officer is the sole owner of Picard Investment Group, which is paid for advisory consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$62,500	$114,434
Monies owed	9,000	7,679
Monies paid	(69,000)	(22,113)
Ending Balance as of June 30,	$2,500	$100,000

NOTE 10 - Commitments and Contingencies

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

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the New Jersey facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. Although the May 31st date has passed, the Company continues to actively discuss potential resolutions to the dispute with the landlord. As of June 30, 2015 and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

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

The Company is aware of one environmental remediation issue related to our leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To management’s knowledge, the landlord has engaged a licensed site remediation professional and has assumed responsibility for this remediation. In management’s opinion the liability for this remediation is the responsibility of the landlord. However, the landlord has disputed this position and it is an open issue subject to negotiation and the ultimate transfer of the New Jersey business. Currently, we have no knowledge as to the scope of the landlord’s remediation obligation.

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

NOTE 11 - Subsequent Events

Employment and Consulting Agreement with Alicia Williams Young

On July 16, 2015, the Company entered into an Employment and Consulting Agreement (the “Agreement”) with the Company’s Chief Financial Officer, Alicia Williams Young.

Pursuant to the Agreement, Ms. Williams Young will serve full-time as the Company’s Chief Financial Officer through August 15, 2015, during which time she will be responsible for the preparation and filing of the Company’s Form 10-Q filing for the fiscal quarter ended June 30, 2015. For the remainder of August 2015, Ms. Williams Young will serve as a full-time consultant to the Company, and for the month of September 2015, she will work 30 hours per week. As a consultant, she will provide guidance regarding the Company’s accounting and IT activities. The Agreement terminates on September 30, 2015.

In consideration for her services, the Company will compensate Ms. Williams Young with monthly compensation of $10,000 per month through August 31, 2015, and $7,500 per month through September 30, 2015. During the month of September, any hours in excess of 30 hours per week will be billed at $250 per hour. Upon the successful completion of Ms. Williams Young’s engagement, she will be issued 30,000 shares of restricted stock valued as of the effective date of the agreement. Additionally, all of Ms. Williams Young’s vested stock options and warrants will remain exercisable for a term of one year following the termination of the agreement.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 22, 2015.

Departure of Director

On August 4, 2015, John Lorenz tendered his resignation as a director of the Company, effective August 5, 2015. Mr. Lorenz's resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should any new or unforeseen risks arise, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Unless otherwise noted herein, terms such as the "Company," "GlyEco," "we," "us," "our" and similar terms refer to GlyEco, Inc., a Nevada corporation, and our subsidiaries.

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and related notes included elsewhere herein.

Company Overview

Our principal business activity is the processing of waste glycol into high-quality recycled glycol products that we sell in the automotive and industrial end markets. We are the largest independent glycol recycler in North America, with seven processing centers located in the eastern region of the United States.

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey, (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland. Six of our processing centers utilize a fleet of trucks to collect waste material for processing and deliver recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. The New Jersey facility operates as a bulk processing facility that receives waste glycol from waste aggregators via truck and railcar and sells to bulk distributors and industrial end users in quantities of approximately 5,000-20,000 gallons per customer order. Collectively, we directly service approximately 4,000 generators of waste glycol.

We have deployed our proprietary technology across our footprint, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service. We have rolled out GlyEco University, a data and training tool for GlyEco stakeholders.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers.

Strategy

Our strategy moving forward is to (1) expand our customer base through local and national accounts, (2) identify cost efficiencies across corporate and facility operations; and (3) refine our QC&A program and further institutionalize our proprietary technology.

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements. Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, as applied to quarterly SEC filings. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include, but are not limited to, items such as, the allowance for doubtful accounts, the value of stock-based compensation and warrants, the realization of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $60,537 and $62,249 as of June 30, 2015 and December 31, 2014, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

All of our customers are currently based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

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

Impairment of Goodwill and Other Intangible Assets

As of June 30, 2015, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,190,742 (of which $835,295 is goodwill that is not subject to amortization). We perform an annual impairment review in the third quarter of each fiscal year. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. To date, we have not recorded an impairment of goodwill.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of June 30, 2015, and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the New Jersey facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. The Company continues to discuss potential resolutions to the dispute. As of June 30, 2015 and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

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

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Sales

For the six-month period ended June 30, 2015, Net Sales were $3,384,352 compared to $3,260,031 for the six-month period ended June 30, 2014, an increase of $124,321, or 4%. The increase was primarily due to higher sales volumes for processing centers, excluding New Jersey, which increased over the quarter with the addition of approximately 650 new customers through an agreement with a national antifreeze distributor. Sales at our facility in New Jersey decreased in the first quarter of 2015 when compared with the same period in the prior year, in part, a shutdown of the facility for several weeks for plant modifications and the lockout stemming from disagreements with the landlord. Sales at this facility increased in the second quarter of 2015 with the addition of large bulk purchasers of concentrate.

Cost of Goods Sold

For the six-month period ended June 30, 2015, our Costs of Good Sold was $3,731,888, compared to $3,290,680 for the six-month period ended June 30, 2014, representing an increase of $441,208, or approximately 13%. The increase in Cost of Goods Sold was due to the increase in sales. In addition, the costs associated with increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels led to higher Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit (Loss)

For the six-month period ended June 30, 2015, we realized a gross loss of $(347,536), compared to a gross loss of $(30,649) for the six-month period ended June 30, 2014, representing an increased loss of $316,887, or 1034%. The increase in gross loss is primarily attributable to increased costs for raw materials, as well as production volumes and sales at our facility in New Jersey that were insufficient to cover costs. Over the next year, the Company expects to ramp up production, and consequently revenues, at its facility in New Jersey, while finding ways to decrease costs.

Our gross profit margin for the six-month period ended June 30, 2015, was approximately (10)%, compared to approximately (1)% for the six-month period ended June 30, 2014. As production levels increase, the facility in New Jersey is anticipated to reach economies of scale sufficient to generate profits, with gross profit margins expected to range from 20-30%.

Operating Expenses

For the six-month period ended June 30, 2015, operating expenses decreased to $1,623,285 from $2,183,322 for the six-month period ended June 30, 2014, representing a decrease of $560,037, or approximately 26%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $219,772 for the six-month period ended June 30, 2015, from $285,910 for the six-month period ended June 30, 2014, representing a decrease of $66,138, or 23%. The decrease is primarily due to the Equity Incentive Program that was initiated at the end of 2014 to provide consultants with share-based compensation in lieu of cash, which expense was classified as Share-Based Compensation. The consultants were issued a total of 120,000 shares of Common Stock valued at $36,000. The decrease can also be attributed to a reduction in the number of consulting services received during the period.

Share-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $630,100 for the six-month period ended June 30, 2015, from $711,532 for the six-month period ended June 30, 2014, representing a decrease of $81,432, or 11%. The decrease is primarily due to the lower fair value of awards, due to our lower share price, issued during the six months ended June 30, 2015, as compared to the fair values for awards during the same period in 2014. During the six months ended June 30, 2015, we issued 548,157 compensatory options as compensation for work performed and to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities. Through the Equity Incentive Program, the Company issued 395,320 shares of Common Stock valued at $111,375 and granted 201,997 compensatory options valued at $40,571 pursuant to the plan, during the six months ended June 30, 2015.

Salaries and Wages consist of wages and the related taxes. Salaries and Wages decreased to $269,446 for the six-month period ended June 30, 2015, from $515,154 for the six-month period ended June 30, 2014, representing a decrease of $245,708 or 48%. The decrease is due to a reduction in employee headcount at the corporate level and the Incentive Program that was initiated at the end of 2014 to provide employees with share-based compensation in lieu of cash, which expense was classified as Share-Based Compensation. The employees were issued a total of 275,320 shares of Common Stock valued at $78,579 and 190,825 compensatory options valued at $40,571 during the six months ended June 30, 2015.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services. For the six-month period ended June 30, 2015, Legal and Professional Fees decreased to $185,937 from $236,301 for the six-month period ended June 30, 2014, representing a decrease of $50,364 or approximately 21%. The decrease is primarily attributable to a reduction in the outsourcing of professional services as more of the work is performed in-house.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six-month period ended June 30, 2015, G&A Expenses decreased to $318,030 from $434,425 for the six-month period ended June 30, 2014, representing a decrease of $116,395, or approximately 27%. This decrease is primarily due to concerted efforts to reduce costs, including lease costs.

Other Income and Expenses

For the six-month period ended June 30, 2015, Other Income and Expenses decreased to $83,731 from $89,799 for the six-month period ended June 30, 2014, representing a decrease of $6,068, or approximately 7%. Other Income and Expenses consist primarily of interest income and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account. Interest Income for the six-month period ended June 30, 2015 decreased to $176 from $644 for the six-month period ended June 30, 2014, representing a decrease of $468 or approximately 73%. The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness. For the six-month period ended June 30, 2015, Interest Expense decreased to $83,907 from $90,443 for the six-month period ended June 30, 2014, representing a decrease of $6,536 or approximately 7%. The decrease was mainly due to a decline in interest expense resulting from scheduled payments on the capital lease obligations.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock compensation (which we refer to as “Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

Adjusted EBITDA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income (loss) and cash flows from operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our Company’s performance. Further, we believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results and helps investors make comparisons between our company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITDA to net loss below.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Six Months Ended June 30,
	2015	2014
Net loss	$(2,054,552)	$(2,303,770)

Interest expense	83,907	90,443
Income tax expense	-	-
Depreciation and amortization	404,480	298,532
Stock-based compensation	630,100	711,532
Adjusted EBITDA	$(936,065)	$(1,203,263)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Sales

For the three-month period ended June 30, 2015, Net Sales were $2,041,901 compared to $1,606,990 for the three-month period ended June 30, 2014, an increase of $434,911, or 27%. The increase was primarily due to higher sales volumes at all facilities, which increased over the quarter with the addition of large bulk purchasers of concentrate and the addition of approximately 650 new customers through an agreement with a national antifreeze distributor entered into in February 2015.

Cost of Goods Sold

For the three-month period ended June 30, 2015, our Costs of Good Sold was $2,281,624, compared to $1,629,257 for the three-month period ended June 30, 2014, representing an increase of $652,367, or approximately 40%. The increase in Cost of Goods Sold was due an increase in sales. In addition, the costs associated with increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels led to higher Cost of Goods Sold during the period. Cost of Goods Sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit.

Gross Profit (Loss)

For the three-month period ended June 30, 2015, we realized a gross loss of $(239,723), compared to a gross loss of $(22,267) for the three-month period ended June 30, 2014, representing an increased loss of $217,456, or 977%. The increase in gross loss is primarily attributable to increased costs for raw materials, as well as production volumes and sales at our facility in New Jersey that were insufficient to cover costs. Over the next year, the Company expects to ramp up production, and consequently revenues, at its facility in New Jersey, while finding ways to decrease costs.

Our gross profit margin for the three-month period ended June 30, 2015, was approximately (12)%, compared to approximately (1)% for the three-month period ended June 30, 2014. At the higher levels of production, the facility is anticipated to reach economies of scale sufficient to generate profits, with gross profit margins expected to range from 20-30%.

Operating Expenses

For the three-month period ended June 30, 2015, operating expenses decreased to $795,246 from $1,043,874 for the three-month period ended June 30, 2014, representing a decrease of $248,628, or approximately 24%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $122,462 for the three-month period ended June 30, 2015, from $144,744 for the three-month period ended June 30, 2014, representing a decrease of $22,282, or 15%. The decrease is primarily due to a reduction in the number of consulting services received during the period.

Share-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $296,513 for the three-month period ended June 30, 2015, from $238,758 for the three-month period ended June 30, 2014, representing an increase of $57,755, or 24%. The increase is primarily due to the modification and one-year extension of stock options issued to employees and directors that either resigned or were terminated from the company, without cause, in 2015. During the three months ended June 30, 2015, we issued 222,752 compensatory options as compensation for work performed and to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities. Through the Equity Incentive Program, the Company issued 120,346 shares of Common Stock valued at $30,087 and granted 32,086 compensatory options valued at $6,432 pursuant to the plan, during the three months ended June 30, 2015.

Salaries and Wages consist of wages and the related taxes. Salaries and Wages decreased to $128,500 for the three-month period ended June 30, 2015, from $243,579 for the three-month period ended June 30, 2014, representing a decrease of $115,079 or 47%. The decrease is primarily due to the Incentive Program that was initiated at the end of 2014 to provide employees with share-based compensation in lieu of cash, which expense was classified as Share-Based Compensation. The employees were issued a total of 120,346 shares of Common Stock valued at $30,087 and 32,086 compensatory options valued at $6,432. The decrease can also be attributed to a reduction in employee headcount at the corporate level.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services. For the three-month period ended June 30, 2015, Legal and Professional Fees decreased to $64,035 from $199,388 for the three-month period ended June 30, 2014, representing a decrease of $135,353 or approximately 68%. The decrease is primarily due to the timing of the year-end audit services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended June 30, 2015, G&A Expenses decreased to $183,736 from $217,405 for the three-month period ended June 30, 2014, representing a decrease of $33,669, or approximately 15%. This decrease is primarily due to concerted efforts to reduce costs, including lease costs.

Other Income and Expenses

For the three-month period ended June 30, 2015, Other Income and Expenses decreased to $40,817 from $45,400 for the three-month period ended June 30, 2014, representing a decrease of $4,583, or approximately 10%. Other Income and Expenses consist primarily of interest income and interest expense.

Interest Income consists of the interest earned on the Company’s corporate bank account. Interest Income for the three-month period ended June 30, 2015, increased to $95 from $66 for the three-month period ended June 30, 2014, representing an increase of $29 or approximately 44%. The increase was due to more cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness. For the three-month period ended June 30, 2015, Interest Expense decreased to $40,912 from $45,466 for the three-month period ended June 30, 2014, representing a decrease of $4,554 or approximately 10%. The decrease was mainly due to a decline in interest expense resulting from scheduled payments on the capital lease obligations.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock compensation (which we refer to as “Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

Adjusted EBITDA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income (loss) and cash flows from operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our Company’s performance. Further, we believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results and helps investors make comparisons between our company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITDA to net loss below.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended June 30,
	2015	2014
Net loss	$(1,075,786)	$(1,111,541)

Interest expense	40,912	45,466
Income tax expense
Depreciation and amortization	202,240	164,602
Stock-based compensation	296,513	238,758
Adjusted EBITDA	$(536,121)	$(662,715)

Liquidity & Capital Resources; Going Concern

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies. Cash provided from financing activities continues to be the Company’s primary source of funds. We believe that we can raise adequate funds through issuance of equity or debt as necessary to continue to support our planned expansion.

For the six months ended June 30, 2015 and 2014, net cash used by operating activities was $2,323,420 and $1,653,954, respectively. The increased use of cash for operating activities is primarily due to increased inventory and accounts receivable, and additional payments made to vendors on overdue accounts. For the six months ended June 30, 2015, the Company used $100,565 in cash for investing activities, compared to the $2,409,313 used in the prior year’s period. These amounts were comprised entirely of capital expenditures for equipment and construction in progress. The decrease is due to fewer equipment purchases for construction projects at our facility in New Jersey. For the six months ended June 30, 2015 and 2014, we received $3,383,964 and $1,667,650, respectively, in cash from financing activities. The increase is due to the funds received from a private placement offering in February of 2015, which is discussed further below.

As of June 30, 2015, we had $3,937,317 in current assets, consisting of $1,454,826 in cash, $1,309,477 in accounts receivable, $116,064 in prepaid expenses, and $1,056,950 in inventories. Cash increased from $494,847 as of December 31, 2014 to $1,454,826 as of June 30, 2015 primarily due to the private placement offering in February of 2015. Accounts receivable increased from $786,056 as of December 31, 2014 to $1,309,477 primarily due to increased sales at the New Jersey facility in June 2015. Inventories increased from $567,677 as of December 31, 2014 to $1,056,950 as of June 30, 2015 due to the higher production volumes at our facility in New Jersey. Higher production volumes were achieved due to an influx of available feedstock, which was converted to finished goods in anticipation of meeting customer demand in the third quarter of 2015.

As of June 30, 2015, we had total current liabilities of $1,868,325 consisting primarily of accounts payable and accrued expenses of $1,361,604, amounts due to related parties of $44,491, the current portion of notes payable of $121,476, and the current portion of our capital lease obligations of $340,754. As of June 30, 2015, we had total non-current liabilities of $722,640, consisting of the non-current portion of our capital lease obligations. Accounts payable and accrued expenses decreased from $1,649,361 as of December 31, 2014 to $1,361,604 as of June 30, 2015 due to payments made on overdue accounts following the private placement and a payment for $250,000 to the landlord in New Jersey to regain access to the facility.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.

Our plans to address these matters include realizing synergies and cost efficiencies, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Net cash (used in) operating activities	$(2,323,420)	$(1,653,954)
Net cash (used in) investing activities	(100,565)	(2,409,313)
Net cash provided by (used in) financing activities	3,383,964	1,667,650
Net increase (decrease) in cash and cash equivalents	959,979	(2,395,617)
Cash - beginning of period	494,847	4,393,299
Cash - end of period	$1,454,826	$1,997,682

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next 12 months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the six months ended June 30, 2015, we completed a private placement offering and raised $3,581,875, with net proceeds of $3,547,048 after deducting financing costs of $34,827, which is discussed further below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating the previously identified material weakness by retaining a new Corporate Controller with public company experience in February 2014 to assure financial reporting compliance in the future and to assist the Chief Financial Officer.

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

PART II - OTHER INFORMATION

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

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. The Company continues to discuss potential resolutions to the dispute. As of June 30, 2015, and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2015, the Company issued unregistered securities as follows:

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

On February 17, 2015, the Company issued an aggregate of 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor in connection with the completion of a private placement offering. The Company utilized the services of a FINRA registered placement agent for the private placement offering, and in connection with the closing of the offering, the Company paid an aggregate cash fee of $34,827 to the placement agent and issued five-year stock options to purchase up to 107,160 shares of the Company’s Common Stock at an exercise price of $0.325 per share. The net proceeds to the Company from the offering, after deducting the foregoing cash fee and other expenses related to the offering, was $3,547,048. The securities issued in connection with the offering have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

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

On February 28, 2015, the Company issued an aggregate of 26,786 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On March 31, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor for the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001 per share. The closing price on the OTCQB Market on the day of exercise was $0.30 per share of Common Stock. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2015, the Company issued an aggregate of 32,609 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.23 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 31, 2015, the Company issued an aggregate of 31,250 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.18 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 39,474 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.19 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

_____________

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: August 14, 2015	By:	/s/ David Ide
David Ide
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Alicia Williams Young
Alicia Williams Young
Chief Financial Officer (Principal Financial Officer)

