Form 10-Q
period 2015-09-30
GlyEco, Inc.
filed 2015-11-16
CIK 931799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 12, 2015, the registrant had 71,715,638 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$1,059,220	$494,847
Accounts receivable, net	1,305,223	786,056
Prepaid expenses	162,439	137,056
Inventories	787,381	567,677
Total current assets	3,314,263	1,985,636

Property, plant and equipment, net	7,584,002	7,889,207

Other assets
Deposits	86,688	80,708
Goodwill	835,295	835,295
Other intangible assets, net	3,302,490	3,461,361
Total other assets	4,224,473	4,377,364

Total assets	$15,122,738	$14,252,207

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,260,804	$1,649,361
Due to related parties	9,931	62,500
Notes payable	119,737	121,905
Capital lease obligations	345,294	326,656
Total current liabilities	1,735,766	2,160,422

Non-current liabilities
Notes payable - non-current portion	-	2,971
Capital lease obligations - non-current portion	636,551	896,422
Total non-current liabilities	636,551	899,393

Total liabilities	2,372,317	3,059,815

Stockholders' equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, 300,000,000 shares authorized; $0.0001 par value; 71,715,638 and 58,033,560 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7,172	5,804
Additional paid-in capital	37,631,738	33,284,831
Accumulated deficit	(24,888,489)	(22,098,243)
Total stockholders' equity	12,750,421	11,192,392

Total liabilities and stockholders' equity	$15,122,738	$14,252,207

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2015 and 2014

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$2,141,924	$1,281,791	$5,526,276	$4,541,822
Cost of goods sold	2,239,512	1,469,709	5,971,400	4,760,389
Gross loss	(97,588)	(187,918)	(445,124)	(218,567)

Operating expenses
Consulting fees	65,592	211,596	285,364	497,506
Share-based compensation	168,128	787,373	798,227	1,498,905
Salaries and wages	142,216	242,585	411,663	757,739
Legal and professional	50,035	77,502	235,972	313,803
General and administrative	170,443	233,097	488,473	663,780
Total operating expenses	596,414	1,552,153	2,219,699	3,731,733

Loss from operations	(694,002)	(1,740,071)	(2,664,823)	(3,950,300)

Other (income) and expenses
Interest income	(39)	(383)	(215)	(1,027)
Interest expense	39,645	46,348	123,552	136,791
Total other expenses, net	39,606	45,965	123,337	135,764

Loss before provision for income taxes	(733,608)	(1,786,036)	(2,788,160)	(4,086,064)

Provision for income taxes	(2,086)	(11,262)	(2,086)	(15,004)

Net loss	(735,694)	$(1,797,298)	(2,790,246)	(4,101,068)

Premium on Series AA Preferred conversion to common shares	-	-	-	(2,243,410)

Net loss available to common shareholders	$(735,694)	$(1,797,298)	$(2,790,246)	$(6,344,478)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding (basic and diluted)	71,021,497	58,030,627	68,213,880	53,175,353

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders' Equity

For the nine months ended September 30, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2014	58,033,560	$5,804	$33,284,831	(22,098,243)	$11,192,392

Common shares issued for cash, net of offering costs	11,021,170	1,102	3,545,946	-	3,547,048

Common shares issued for settlement of accrued expenses	8,334	1	2,999	-	3,000

Share-based compensation	1,652,907	165	798,062	-	798,227

Warrants exercised	999,667	100	(100)	-	-

Net loss	-	-	-	(2,790,246)	(2,790,246)

Balance, September 30, 2015	71,715,638	$7,172	$37,631,738	$(24,888,489)	$12,750,421

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net cash flows from operating activities
Net loss	$(2,790,246)	$(4,101,068)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	607,465	484,020
Share-based compensation expense	798,227	1,498,905

(Increase) decrease in operating assets and liabilities:
Accounts receivable	(519,167)	(190,911)
Due from related party	-	32,643
Prepaid expenses	(25,383)	(124,213)
Inventories	(219,704)	(310,661)
Deposits	(5,980)	80,708
Accounts payable and accrued expenses	(385,557)	(311,675)
Due to related parties	(52,569)	(479,508)

Net cash used in operating activities	(2,592,914)	(3,421,760)

Cash flows from investing activities
Purchase of property, plant and equipment	(61,054)	(55,993)
Construction in process	(82,335)	(2,465,276)
Net cash used in investing activities	(143,389)	(2,521,269)

Cash flows from financing activities
Proceeds from notes payable	-	110,159
Repayment of notes payable	(5,139)	-
Repayment of capital lease obligations	(241,233)	(173,647)
Proceeds from sale of common stock	3,581,875	-
Stock issuance costs	(34,827)	(62,143)
Proceeds from warrant exercise	-	3,134,314

Net cash provided by financing activities	3,300,676	3,008,683

Increase (decrease) in cash	564,373	(2,934,346)

Cash at the beginning of the period	494,847	4,393,299

Cash at the end of the period	$1,059,220	$1,458,953

Supplemental disclosure of cash flow information
Interest paid during period	$123,552	$136,791
Taxes paid during period	$-	$-

Supplemental disclosure of non-cash items
Premium on Series AA Preferred conversion to common shares	$-	$3,414,785
Common stock issued for acquisition	$-	$210,893
Common stock issued for settlement of accrued expenses	$3,000	$-

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Organization and Nature of Business

GlyEco, Inc. (the "Company", "we", or "our") collects and recycles waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate seven processing centers in the United States with our corporate offices located in Phoenix, Arizona. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Elizabeth, New Jersey, (5) Rock Hill, South Carolina, (6) Tea, South Dakota, and (7) Landover, Maryland.

The Company was formed in the State of Nevada on October 21, 2011. We were formed to acquire the assets of companies in the business of recycling and processing waste glycol and to apply our proprietary technology to provide a higher quality of glycol to end-market users throughout North America.

We are currently comprised of the parent corporation GlyEco, Inc., and the acquisition subsidiaries that were formed to acquire the seven processing centers listed above. These processing centers are held in seven subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern. As of September 30, 2015, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we hope to achieve viable profitable operations when operating efficiencies can be realized from the facilities added in 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2014, expressing uncertainty regarding the Company's assumption that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014, condensed consolidated balance sheet data from audited consolidated financial statements but did not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Consolidation

These condensed consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 ("Acquisition Sub #1") located in Minneapolis, Minnesota; GlyEco Acquisition Corp #2 ("Acquisition Sub #2") located in Indianapolis, Indiana; GlyEco Acquisition Corp #3 ("Acquisition Sub #3") located in Lakeland, Florida; GlyEco Acquisition Corp #4 ("Acquisition Sub #4") located in Elizabeth, New Jersey; GlyEco Acquisition Corp #5 ("Acquisition Sub #5") located in Rock Hill, South Carolina; GlyEco Acquisition Corp #6 ("Acquisition Sub #6") located in Tea, South Dakota; and GlyEco Acquisition Corp. #7 ("Acquisition Sub #7") located in Landover, Maryland.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates. Significant estimates include, but are not limited to, items such as, the allowance for doubtful accounts, the carrying value of inventories, the value of stock-based compensation and warrants, the allocation of the purchase price in the various acquisitions, the recoverability of property, plant and equipment, goodwill, other intangible assets and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $74,070 and $62,249 as of September 30, 2015, and December 31, 2014, respectively.

Inventories

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The Company provides for depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from three to twenty-five years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred. As of September 30, 2015, the Company had incurred and capitalized construction in process totaling $1,523,025. The upgrades relate to construction in process for our New Jersey processing center and are scheduled to be completed in 2016, pending resolution of the landlord dispute discussed in Note 10, at which time depreciation is expected to commence.

For purposes of computing depreciation, the useful lives of property, plant and equipment are as follows:

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

The three levels of inputs that may be used to measure fair value are as follows:

·	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

·

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

·

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability. Valuation is generated from model-based techniques with the unobservable assumptions reflecting our own estimate of assumptions that market participants would use in pricing the asset or liability.

Cash, accounts receivable, accounts payable, accrued expenses, amounts due to related parties, and the current portions of capital lease obligations and notes payable are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted income per common share is computed by dividing the net income, by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company's potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. At September 30, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,724,585 for a total of 28,291,911. At September 30, 2014, these potentially dilutive securities included warrants of 18,667,326 and stock options of 10,699,428 for a total of 29,366,754.

Income Taxes

The Company accounts for its income taxes in accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes," which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

Share Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton ("BSM") option-pricing model. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier.

Non-employee share-based compensation is accounted for based on the fair value of the related stock or options, using the BSM, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will become effective beginning in the first quarter of 2017 using one of two prescribed transition methods. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides related footnote disclosure requirements. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization's ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This presentation also improves consistency with IFRS, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU NO. 2015-11, "Inventory" (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

NOTE 3 - Inventories

The Company's total inventories were as follows:

	September 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$259,833	$232,611
Work in process	172,967	110,466
Finished goods	354,581	224,600
Total inventories	$787,381	$567,677

NOTE 4 - Income Taxes

As of September 30, 2015 and December 31, 2014, the Company had a net operating loss (NOL) carry forward of approximately $18,400,000 (unaudited) and $16,500,000, respectively, adjusted for share based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carry forward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carry forward, by having taxable income, a valuation allowance has been established as of September 30, 2015 and December 31, 2014 to reduce the net tax benefit asset value to zero.

NOTE 5 - Property, Plant and Equipment

The Company's property, plant and equipment were as follows:

	September 30,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$6,864,025	$6,802,971
Leasehold improvements	449,271	449,271
Accumulated depreciation	(1,252,319)	(803,725)
	6,060,977	6,448,517
Construction in process	1,523,025	1,440,690
Total property, plant and equipment, net	$7,584,002	$7,889,207

Depreciation expense related to property, plant, and equipment was $448,594 and $325,148 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6 - Equity Incentive Program

On December 18, 2014, the Company's Board of Directors approved an Equity Incentive Program (the "Equity Incentive Program"), whereby the Company's employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

Pursuant to the Equity Incentive Program, each of the Company's employees may choose to forego all or part of their salary compensation in exchange for stock options or shares of restricted common stock. During the quarter ended March 31, 2015, for each dollar of compensation foregone, each employee was eligible to receive either four stock options or three and one-third shares of restricted common stock. During the quarter ended June 30, 2015, for each dollar of compensation foregone, each employee was eligible to receive either five stock options or four shares of restricted common stock.

On July 10, 2015, the Company's Board of Directors extended the Equity Incentive Program through September 30, 2015. For the fiscal quarter ended September 30, 2015, for each dollar of compensation foregone, each employee was eligible to receive either six stock options or five shares of restricted common stock. Stock options issued pursuant to the program vested immediately upon issuance and have an exercise price of $0.19 per share, while restricted stock issued pursuant to the program shall also vest immediately and have a stock basis of $0.19 per share.

The Company issued all stock options and restricted stock due to employees pursuant to the Equity Incentive Program on the last day of each calendar month. Stock options issued pursuant to the program vested immediately upon issuance and had an exercise price of $0.30, $0.24 and $0.19 per share during the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015, respectively. Such stock options have a term of ten years and are otherwise subject to the terms of the Company's 2012 Equity Incentive Plan, including cashless exercise as an available form of payment. Restricted stock issued pursuant to the program also vested immediately and has a stock basis of $0.30, $0.24 and $0.19 per share for shares issued during the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively.

Upon the conclusion of the program, the Company will calculate its profitability for the quarter ended September 30, 2015 using an adjusted Earnings Before Interest Depreciation and Amortization ("EBITDA") calculation, and if the Company has achieved profitable operations, it shall proportionally distribute salary compensation back to all employees participating in the program from July 1, 2015 through September 30, 2015 in exchange for the equity granted. The Company did not achieve profitability for the quarter ended September 30, 2015.

For the nine months ended September 30, 2015, the Company issued 464,955 shares of restricted Common Stock valued at $126,506 and granted 217,491 options valued at $42,211 pursuant to the Equity Incentive Program.

NOTE 7 - Stockholders' Equity

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 40,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets. Of the 40,000,000 preferred shares the Company is authorized by its articles of incorporation, the Board of Directors has designated up to 3,000,000 as Series AA preferred shares.

As of September 30, 2015, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of September 30, 2015, the Company has 71,715,638, $0.0001 par value, shares of common stock issued and outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the nine months ended September 30, 2015, the Company issued the following common stock:

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company's Equity Incentive Program at a price of $0.30 per share.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.30 per share.

On February 17, 2015, the Company issued an aggregate of 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor for cash at a price of $0.325 per share, net of offering costs of $34,827, in connection with the completion of a private placement offering.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.30 per share.

On February 28, 2015, the Company issued an aggregate of 24,404 shares of Common Stock to two former employees of the Company as severance pay at a price of $0.28 per share.

On February 28, 2015, the Company issued an aggregate of 26,786 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share.

On March 4, 2015, the Company retired 17 shares of Common Stock per a shareholder's request.

On March 31, 2015, the Company issued an aggregate of 55,000 shares of Common Stock to five directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.25 per share.

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.30 per share.

On March 31, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share.

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor in connection with the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.24 per share.

On April 30, 2015, the Company issued an aggregate of 32,609 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.23 per share.

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.24 per share.

On May 31, 2015, the Company issued an aggregate of 31,250 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.24 per share.

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.24 per share.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.18 per share.

On June 30, 2015, the Company issued an aggregate of 39,474 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.19 per share.

On July 16, 2015, the Company issued an aggregate of 8,334 shares of Common Stock to six directors of the Company in lieu of cash for compensation due to the directors for the fourth quarter of fiscal year 2014 at a price of $0.36 per share. These shares were issued for settlement of $3,000 of accrued expenses.

On July 16, 2015, the Company issued 30,000 shares of Common Stock to the Company's former CFO in accordance with her employment and consultant agreement at a price of $0.15 per share.

On July 31, 2015, the Company issued an aggregate of 19,870 shares of Common Stock to three employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.20 per share.

On July 31, 2015, the Company issued of 50,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.15 per share.

On August 31, 2015, the Company issued an aggregate of 24,941 shares of Common Stock to four employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.20 per share.

On August 31, 2015, the Company issued 62,500 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.12 per share.

On September 1, 2015, the Company issued 385,714 shares of Common Stock to the CEO of the Company at a price of $0.14 per share as a bonus pursuant to his consulting agreement.

On September 11, 2015, the Company issued 80,000 shares of Common Stock to an outside consultant of the Company pursuant to his engagement agreement at a price of $0.10 per share.

On September 30, 2015, the Company issued an aggregate of 24,824 shares of Common Stock to four employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.20 per share.

On September 30, 2015, the Company issued an aggregate of 160,904 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.10 per share.

On September 30, 2015, the Company issued 91,667 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.10 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares and Vested Options
Common shares issued for cash, net of offering costs	11,021,170	$3,547,048
Common shares for settlement of accrued expenses	8,334	$3,000
Share-based compensation	1,652,907	$798,227
Warrants exercised	999,667	$-

NOTE 8 - Options and Warrants

The following are details related to options issued by the Company:

	Options for Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2014	11,096,428	$0.72
Granted	628,157	0.26
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of September 30, 2015 (unaudited)	11,724,585	$0.69

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. As of September 30, 2015, there was $72,065 of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

On April 8, 2015, the Board of Directors agreed to extend the expiration date on options granted to employees and directors that resign or are terminated from the Company without cause from 90 days to one year. All stock-based payment awards made to employees and directors are accounted for based on estimated fair values. The value assigned to the options that were modified through the Board resolution have an estimated value of $102,426, as determined by the BSM.

The following are details related to warrants issued by the Company:

	Warrants for Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2014	17,567,326	$0.93
Granted	-	-
Exercised	(1,000,000)	0.0001
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of September 30, 2015 (Unaudited)	16,567,326	$1.02

The Company recorded expense of $388,676 (excludes $102,426 of option modification expense) and $1,136,031 for options and warrants during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had 1,016,771 common shares reserved for future issuance under the Company's stock plans.

NOTE 9 - Related Party Transactions

Due to Related Party

Chief Executive Officer

The Chief Executive Officer is the sole owner of Rocco Advisors, which was paid for management consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$-	$-
Monies owed	60,000	-
Monies paid	(60,000)	-
Ending Balance as of September 30,	$-	$-

Chief Technical Officer

The Chief Technical Officer is the sole owner of WEBA Technologies, which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze. The Company also incurred expenses for consulting services provided by the Chief Technical Officer in the ordinary course of business, totaling $112,500 during the nine months ended September 30, 2015. These transactions are summarized below.

	2015	2014
Beginning Balance as of January 1,	$15,050	$-
Monies owed	137,624	-
Monies paid	(142,743)	-
Ending Balance as of September 30,	$9,931	$-

Former Chief Executive Officer / Director

The former Chief Executive Officer is the sole owner of Barcid Investment Group, which was owed $62,500 as of December 31, 2014, for management and consulting services provided to the Company. The former Chief Executive Officer is the sole owner of Picard Investment Group, which is paid for advisory consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$62,500	$114,434
Monies owed	9,000	29,898
Monies paid	(71,500)	(44,332)
Ending Balance as of September 30,	$-	$100,000

NOTE 10 - Commitments and Contingencies

The Company may be party to legal proceedings in the ordinary course of business. The Company believes, excluding the matters below, that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Below is an overview of a recently resolved legal proceeding and two outstanding alleged claims.

On April 28, 2015, the Passaic Valley Sewerage Commission (the "PVSC") filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action related to two alleged exceedances of the limits in the wastewater permit held by the Company's New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued. Both of these claims are related to our New Jersey Processing Center. The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000. The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility. In this matter, the landlord of the Company's leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated and made a payment in March 2015 in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. The Company is in ongoing discussions with the landlord regarding potential resolutions to the dispute. As of September 30, 2015, and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. It is management's opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations. However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage. They do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company's ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is aware of one environmental remediation issue related to our leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To management's knowledge, the landlord has engaged a licensed site remediation professional and has assumed responsibility for this remediation. In management's opinion the liability for this remediation is the responsibility of the landlord. However, the landlord has disputed this position and it is an open issue subject to negotiation and the ultimate transfer of the New Jersey business. Currently, we have no knowledge as to the scope of the landlord's remediation obligation.

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

NOTE 11 - Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as discussed in the accompanying notes.

Appointment of Interim Chief Financial Officer

On October 13, 2015, the Board of Directors of the Company appointed Maria Tellez to be the Interim Chief Financial Officer of the Company, effective immediately.

Filing of Registration Statement on Form S-1

On October 26, 2015, the Company filed a Registration Statement on Form S-1 to begin the process of conducting a rights offering. The purpose of the rights offering is to raise equity capital in a cost-effective manner that allows all shareholders to participate.

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

We have deployed our proprietary technology across our footprint, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program ("QC&A"), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service. We have rolled out GlyEco University, a data and training tool for GlyEco stakeholders.

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

Critical Accounting Policies

We have identified in Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, as applied to quarterly SEC filings. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include, but are not limited to, items such as, the allowance for doubtful accounts, the carrying value of inventories, the value of share-based compensation and warrants, the allocation of the purchase price in various acquisitions, the recoverability of property, plant and equipment, goodwill, other intangible assets and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $74,070 and $62,249 as of September 30, 2015 and December 31, 2014, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

All of our customers are currently based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

Inventories

Inventories consists primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process. Inventories are stated at the lower of cost or market with cost recorded on an average cost basis, which approximates the first in, first out basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Stock Options

We use the Black-Scholes-Merton option-pricing model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Assumptions used in the calculation were determined as follows:

·	Expected term is generally determined using the weighted average of the contractual term and vesting period of the award;

·	Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of the Company, over the expected term of the award;

·	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

·	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2015, goodwill and net intangible assets recorded on our unaudited condensed consolidated balance sheet aggregated to $4,137,785 (of which $835,295 is goodwill that is not subject to amortization). We perform an annual impairment review in the fourth quarter of each fiscal year. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. To date, we have not recorded an impairment of goodwill.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of September 30, 2015, and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business. The Company believes, excluding the matters below, that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Below is an overview of a recently resolved legal proceeding and two outstanding alleged claims.

On April 28, 2015, the Passaic Valley Sewerage Commission (the "PVSC") filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action related to two alleged exceedances of the limits in the wastewater permit held by the Company's New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued. Both of these claims are related to our New Jersey Processing Center. The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000. The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility. In this matter, the landlord of the Company's leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated and made a payment in March 2015 in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. The Company is in ongoing discussions with the landlord regarding potential resolutions to the dispute. As of September 30, 2015, and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. It is management's opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations. However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material.

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage. They do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company's ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is aware of one environmental remediation issue related to our leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To Management's knowledge, the landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In Management's opinion the liability for this remediation is the responsibility of the landlord. However, the landlord has disputed this position and it is an open issue subject to negotiation and the ultimate transfer of the New Jersey business. Currently, we have no knowledge as to the scope of the landlord's remediation obligation.

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

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Sales

For the nine-month period ended September 30, 2015, net sales were $5,526,276 compared to $4,541,822 for the nine-month period ended September 30, 2014, an increase of $984,454, or 21.7%. The increase was primarily due to the focus on higher sales volumes for processing centers, excluding New Jersey, which increased over the quarter with the addition of approximately 650 new customers through an agreement with a national antifreeze distributor in February, local organic retail sales generated through our managing partners, and the initial generation of sales by our second national retail account added in late June. Sales at our facility in New Jersey increased for the second straight quarter, based on the addition of new customers and the replacement of lower price per unit customers for our bulk concentrated products.

Cost of Goods Sold

For the nine-month period ended September 30, 2015, our cost of goods sold was $5,971,400, compared to $4,760,389 for the nine-month period ended September 30, 2014, representing an increase of $1,211,011, or approximately 25.4%. The increase in cost of goods sold was due primarily to the increase in sales activities at our processing facilities and concentrate center in New Jersey. Cost of goods sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, laboratory testing of new waste streams, marketing of new specialty products, travel, facility maintenance, quality control and assurance, field technology and related advancements, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit, however in order to support growing volume demands we also began to purchase additional waste streams to process and resell.

Gross Profit (Loss)

For the nine-month period ended September 30, 2015, we realized a gross loss of $(445,124), compared to a gross loss of $(218,567) for the nine-month period ended September 30, 2014, representing an increased loss of $226,557, or 103.7%. The increase in gross loss is primarily attributable to the decrease in the retail prices of our concentrated products due to the benchmark prices of glycol. In addition, the increased production volumes and sales at our facility in New Jersey that were insufficient to cover costs. Over the next year, the Company expects to continue the increase in production, and consequently revenues, at its facility in New Jersey, while leveraging our emerging lower cost waste streams, delivering finished non-concentrated products and specialty, and continuing to improve the quality of our products to continue replacing lower paying customers.

Our gross margin loss for the nine-month period ended September 30, 2015, was approximately (8)%, compared to approximately (5)% for the nine-month period ended September 30, 2014. The increased gross margin loss is due primarily to the decrease in the market price of glycol. As production levels continue to increase, and the glycol market stabilizes, the facility in New Jersey will reach economies of scale sufficient to generate profits, in alignment with our processing facilities and with gross profit margins expected to range from 18-25%.

Operating Expenses

For the nine-month period ended September 30, 2015, operating expenses decreased to $2,219,699 from $3,731,733 for the nine-month period ended September 30, 2014, representing a decrease of $1,512,034, or approximately 40.5%. Operating expenses consist of consulting fees, share-based compensation, salaries and wages, legal and professional, and general and administrative expenses. The reduction in operating expenses is due to our ongoing assessment of our operating needs to support the business, our cultural changes related to third party consultants and reduction of staff required to deliver our corporate initiatives.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $285,364 for the nine-month period ended September 30, 2015, from $497,506 for the nine-month period ended September 30, 2014, representing a decrease of $212,142, or 42.6%. The decrease is primarily due to the changes in direction by management to utilize employees rather than consultants to advance our business. In addition, the company continues to develop pay for performance arrangements which require tangible results for participation. The consultants were issued a total of 120,000 shares of Common Stock valued at $36,000.

Share-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-based compensation decreased to $798,227 for the nine-month period ended September 30, 2015, from $1,498,905 for the nine-month period ended September 30, 2014, representing a decrease of $700,678, or 46.7%. The decrease is primarily due to the lower fair value of awards, due to our lower share price, issued during the nine months ended September 30, 2015, as compared to the fair values for awards during the same period in 2014. During the nine months ended September 30, 2015, we issued 628,157 compensatory options for work performed and to reward and provide an incentive to our consultants and employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities. Through the Equity Incentive Program, the Company issued 464,955 shares of Common Stock valued at $126,506 and granted 217,491 compensatory options (included in the 628,157 amount above) valued at $42,211 pursuant to the plan, during the nine months ended September 30, 2015. In addition, we have dramatically reduced the number of employees on the stock in lieu of cash program and award only our interim chief executive officer, currently a consultant to the Company, and our Board of Directors with share based compensation. We expect to continue our stock in lieu of cash for the four employees on the plan and the Company's interim chief executive officer.

Salaries and Wages consist of wages and the related taxes. Salaries and wages decreased to $411,663 for the nine-month period ended September 30, 2015, from $757,739 for the nine-month period ended September 30, 2014, representing a decrease of $346,076 or 45.7%. The decrease is due to a focus by management to reduce the costs associated with supporting field operations which includes the reduction of employee headcount needed to advance company initiatives, efficiencies related to the focus of management through streamlined operations at corporate, and the Incentive Program that was initiated at the end of 2014 to provide employees with share-based compensation in lieu of cash, which expense was classified as share-based compensation.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services. For the nine-month period ended September 30, 2015, Legal and professional fees decreased to $235,972 from $313,803 for the nine-month period ended September 30, 2014, representing a decrease of $77,831 or approximately 24.8%. The decrease is primarily attributable to our focus to reduce our reliance on the outsourcing of professional services and utilizing the abilities of our in-house staff.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine-month period ended September 30, 2015, G&A expenses decreased to $ 488,473 from $663,780 for the nine-month period ended September 30, 2014, representing a decrease of $175,307, or approximately 26.4%. This decrease is primarily due to our continued efforts to reduce costs, shopping our vendors, eliminating certain lease costs, and consolidating vendors as applicable.

Other Income and Expenses

For the nine-month period ended September 30, 2015, other expenses, net decreased to ($123,337) from ($135,764) for the nine-month period ended September 30, 2014, representing a decrease of $12,427, or approximately 9.2%. Other expenses consist primarily of interest income and interest expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest income for the nine-month period ended September 30, 2015 decreased to $215 from $1,027 for the nine-month period ended September 30, 2014, representing a decrease of $812 or approximately 79.1%. The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company's outstanding indebtedness, including interest on the letter of credit held in connection with our New Jersey processing center (see below). For the nine-month period ended September 30, 2015, interest expense decreased to $123,552 from $136,791 for the nine-month period ended September 30, 2014, representing a decrease of $13,239 or approximately 9.7%. The decrease was mainly due to a decline in interest expense resulting from scheduled payments on the capital lease obligations.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock compensation (which we refer to as "Adjusted EBITDA"). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

Adjusted EBITDA is used by our management as an additional measure of our Company's performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company's financial results that may not be shown solely by period-to-period comparisons of net income (loss) and cash flows from operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our Company's performance. Further, we believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results and helps investors make comparisons between our Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITDA to net loss below.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Nine Months Ended September 30,
	2015	2014
Net loss	$(2,790,246)	$(4,101,068)

Other expense, net	123,337	135,764
Income tax expense	2,086	15,004
Depreciation and amortization	607,465	484,020
Share-based compensation	798,227	1,498,905
Adjusted EBITDA	$(1,259,131)	$(1,967,375)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Sales

For the three-month period ended September 30, 2015, net sales were $2,141,924 compared to $1,281,791 for the three-month period ended September 30, 2014, an increase of $860,133, or 67.1%. The increase was primarily due to higher sales volumes at our facilities due to demand for our concentrate and retail products, our focus on organic growth through national retailers, local customer acquisition by our managing partners, and improved quality, marketing, and focused sales initiatives. In February, we began direct delivery to approximately 650 national retail locations, in late June we added approximately 200 national facility maintenance locations, and boarded local automotive retailers around the 200 mile delivery radius of our processing facilities. Changes in leadership and a focus on production and customer acquisition increased same location revenues for all seven (7) of our processing centers over 2014 with New Jersey reaching the highest production and sales volume since starting operations in 2012.

Cost of Goods Sold

For the three-month period ended September 30, 2015, our costs of goods sold was $2,239,512, compared to $1,469,709 for the three-month period ended September 30, 2014, representing an increase of $769,803, or approximately 52.4%. The increase in cost of goods sold was due primarily to the increase in sales activities at our processing facilities and concentrate center in New Jersey. In addition, the costs associated with increases in staffing, fixed production costs, operations testing, quality control procedure development and proprietary production process implementation necessary to support our future expected production levels led to higher cost of goods sold during the period. Cost of goods sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, laboratory testing of new waste streams, marketing of new specialty products, travel, facility maintenance, quality control and assurance, field technology and related advancements, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit, however in order to support growing volume demands we also began to purchase additional waste streams to process and resell.

Gross Profit (Loss)

For the three-month period ended September 30, 2015, we realized a gross loss of $(97,588), compared to a gross loss of $(187,918) for the three-month period ended September 30, 2014, representing a decreased loss of $90,330, or 48.1%. The decrease in gross loss is primarily attributable to renewed focus on operations, field technology advancement, shopping of vendors, initiated cost control measures, and replacement of lower paying customers. For the three-month period ended September 30, 2015, our gross loss is contributed primarily to the losses associated with our New Jersey center and the downturn in the glycol market price per pound. Over the next year, the Company expects to continue the increase in production, and consequently revenues, at its facility in New Jersey, while leveraging our emerging lower cost waste streams, delivering finished non-concentrated products and specialty, and continuing to improve the quality of our products to continue replacing lower paying customers.

Our gross margin loss for the three-month period ended September 30, 2015, was approximately (4.6)%, compared to approximately (15)% for the three-month period ended September 30, 2014. The reduction in gross margin loss for the three-month period ended September 30, 2015, was attributed to our emerging corporate culture that includes a focus on increasing the profits associated with our retail facilities as well as reducing the costs to operate our New Jersey facility. As production levels continue to increase, and the glycol market stabilizes, the facility in New Jersey is anticipated to reach economies of scale sufficient to generate profits, in alignment with our processing facilities and with gross profit margins expected to range from 18-25%.

Operating Expenses

For the three-month period ended September 30, 2015, operating expenses decreased to $596,414 from $1,552,153 for the three-month period ended September 30, 2014, representing a decrease of $955,739, or approximately 61.6%. During the three-months ended September 30, 2015 the Company and its managing partners began in earnest processes to streamline operations, develop quick-to-partner technologies, and budgetary systems to create greater planning and thought to day to day operations. In addition, we began strategies to overhaul our management team and field operation leadership which we believe creates enhanced communication and accountability between our leadership team and managing partners. We believe this will continue to lead to reductions in operating expenses company-wide.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting fees decreased to $65,592 for the three-month period ended September 30, 2015, from $211,596 for the three-month period ended September 30, 2014, representing a decrease of $146,004, or 69.0%. The decrease is primarily due to a change in our culture related to third party consultants including investor relations, waste aggregation, corporate consulting of various types, and creating relationships through internal management. For the three month period ending September 30, 2015, we engaged with two consultants including our interim chief executive officer and chief technology officer, respectively.

Share-Based Compensation consists of options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-based compensation decreased to $168,128 for the three-month period ended September 30, 2015, from $787,373 for the three-month period ended September 30, 2014, representing a decrease of $619,245, or 78.6%. The decrease in share-based compensation is due primarily to the reduction of corporate executives and employees andthe reduction of stock-based awards to third party consultants through termination. During the three months ended September 30, 2015, we issued 65,000 compensatory options as compensation for work performed and to reward and provide an incentive to our employees and align their interest with our shareholders while conserving cash for expanding operations and investing activities. Through the Equity Incentive Program, the Company issued 69,635 shares of common stock valued at $13,927 and granted 15,000 compensatory options valued at $1,640 pursuant to the plan, during the three months ended September 30, 2015.

Salaries and Wages consist of wages and the related taxes. Salaries and Wages decreased to $142,216 for the three-month period ended September 30, 2015, from $242,585 for the three-month period ended September 30, 2014, representing a decrease of $100,369 or 41.4%. The decrease is primarily due to the consolidation of corporate management, elimination of redundancies, reductions in headcount, and newly improved process and efficiencies.

Legal and Professional Fees consist of legal, outsourced accounting services, corporate tax and audit services. For the three-month period ended September 30, 2015, legal and professional fees decreased to $50,035 from $77,502 for the three-month period ended September 30, 2014, representing a decrease of $27,467 or approximately 35.4%. The decrease is primarily due to our focus on internal resources to accomplish organizational needs while delivering enhanced levels of management to our third party professionals.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended September 30, 2015, G&A expenses decreased to $170,443 from $233,097 for the three-month period ended September 30, 2014, representing a decrease of $62,654, or approximately 26.9%. This decrease is primarily due to our continued efforts concerted efforts to reduce costs, shopping our vendors, eliminating including certain lease costs, and consolidating vendors as applicable.

Other Income and Expenses

For the three-month period ended September 30, 2015, other expenses, net, decreased to ($39,606) from ($45,965) for the three-month period ended September 30, 2014, representing a decrease of $6,359, or approximately 13.8%. Other expenses, net, consist primarily of interest income and interest expense.

Interest Income consists of the interest earned on the Company's corporate bank account. Interest Income for the three-month period ended September 30, 2015, decreased to $39 from $383 for the three-month period ended September 30, 2014, representing a decrease of $344 or approximately 90%. The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company's outstanding indebtedness. For the three-month period ended September 30, 2015, Interest Expense decreased to $39,645 from $46,348 for the three-month period ended September 30, 2014, representing a decrease of $6,703 or approximately 14.5%. The decrease was mainly due to a decline in interest expense resulting from scheduled payments on the capital lease obligations.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock compensation (which we refer to as "Adjusted EBITDA"). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

Adjusted EBITDA is used by our management as an additional measure of our Company's performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company's financial results that may not be shown solely by period-to-period comparisons of net income (loss) and cash flows from operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our Company's performance. Further, we believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results and helps investors make comparisons between our company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITDA to net loss below.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended September 30,
	2015	2014
Net loss	$(735,694)	$(1,797,298)

Other expense, net	39,606	45,965
Income tax expense	2,086	11,262
Depreciation and amortization	202,986	185,488
Share-based compensation	168,128	787,373
Adjusted EBITDA	$(322,888)	$(767,210)

Liquidity & Capital Resources; Going Concern

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies. Cash provided from financing activities continues to be the Company's primary source of funds. We believe that we can raise adequate funds through issuance of equity or debt as necessary to continue to support our planned expansion.

For the nine months ended September 30, 2015 and 2014, net cash used in operating activities was $2,592,914 and $3,421,760, respectively. The decrease in cash used in operating activities is due to our net loss of $2,790,246 and decreases in non-cash expenses related to depreciation and amortization and share-based compensation expense of $1,405,692, offset by increases in working capital of $1,208,360. For the nine months ended September 30, 2015, the Company used $143,389 in cash for investing activities, compared to the $2,521,269 used in the prior year's period. These amounts were comprised entirely of capital expenditures for equipment and construction in progress. The decrease is due to fewer equipment purchases for construction projects at our facility in New Jersey. For the nine months ended September 30, 2015 and 2014, we received $3,300,676 and $3,008,683, respectively, in cash from financing activities. The increase is due to the funds received from a private placement offering in February 2015, which is discussed further below.

As of September 30, 2015, we had $3,314,263 in current assets, consisting of $1,059,220 in cash, $1,305,223 in accounts receivable, $162,439 in prepaid expenses, and $787,381 in inventories. Cash increased from $494,847 as of December 31, 2014, to $1,059,220 as of September 30, 2015, primarily due to the private placement offering in February 2015. Accounts receivable increased from $786,056 as of December 31, 2014, to $1,305,223 primarily due to increased sales at our six processing centers. Inventories increased from $567,677 as of December 31, 2014, to $787,381 as of September 30, 2015, due to the higher production volumes and finished product on hand needed to meet the demand of our customers throughout our retail footprint and at our facility in New Jersey. Higher production volumes were achieved due to new leadership at our New Jersey facility, technology advancements related to processing new waste streams, retail locations achieving higher volumes of waste through the addition of approximately 650 customer locations and our ability to process said waste, and in preparation for our historical peak periods during Fall and Winter.

As of September 30, 2015, we had total current liabilities of $1,735,766 consisting primarily of accounts payable and accrued expenses of $1,260,804, amounts due to related parties of $9,931, the current portion of notes payable of $119,737, and the current portion of our capital lease obligations of $345,294. As of September 30, 2015, we had total non-current liabilities of $636,551, consisting of the non-current portion of our capital lease obligations. Accounts payable and accrued expenses decreased from $1,649,361 as of December 31, 2014 to $1,260,804 as of September 30, 2015 due to payments made on overdue accounts following the private placement, reduced costs associated with operating our business, newly enacted processes related to accounts payable and cash collection ratios, reduction of legacy payables, and a payment for $250,000 required by the landlord in New Jersey to negotiate future lease and related improvements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2015, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations when operating efficiencies can be realized from facilities added in 2013.

Our plans to address these matters include realizing synergies and cost efficiencies, raising additional financing through offering our shares of the Company's capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement our patent-pending technology in international markets, and acquiring profitable glycol recycling companies.

We intend to expand customer and supplier bases once operational capacity and capabilities have been upgraded and fully integrated.

In their report dated April 10, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2014 concerning the Company's assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The table below sets forth certain information about the Company's liquidity and capital resources for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash (used in) operating activities	$(2,592,914)	$(3,421,760)
Net cash (used in) investing activities	(143,389)	(2,521,269)
Net cash provided by financing activities	3,300,676	3,008,683
Net increase (decrease) in cash and cash equivalents	564,373	(2,934,346)
Cash - beginning of period	494,847	4,393,299
Cash - end of period	$1,059,220	$1,458,953

The Company does not currently have sufficient capital to sustain expected operations and acquisitions for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the nine months ended September 30, 2015, we completed a private placement offering and raised $3,581,875, with net proceeds of $3,547,048 after deducting financing costs of $34,827, which is discussed further below.

Private Financings

On February 17, 2015, the Company completed a private placement offering ("the Offering") of units of the Company's securities (the "Units") at a price of $0.325 per Unit, with each Unit consisting of one share of the Company's common stock, par value $0.0001 per share. In connection with the Offering, the Company entered into subscription agreements with eighteen (18) accredited investors and one (1) non-accredited investor (the "Investors"), pursuant to which the Company sold to the Investors, for an aggregate purchase price of $3,581,875, a total of 11,021,170 Units, consisting of 11,021,170 shares of common stock.

The Company utilized the services of a FINRA registered placement agent (the "Placement Agent") for the Offering. In connection with the Offering, the Company paid an aggregate cash fee of $34,827 to the Placement Agent and issued to the Placement Agent five-year stock options to purchase up to 107,160 shares of common stock at an exercise price of $0.325 per share. The net proceeds to the Company from the Offering, after deducting the foregoing cash fee and other expenses related to the Offering, were $3,547,048.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected in a timely manner. The material weakness related to our Company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the closing process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any current legal proceeding involving the Company. Below is an overview of a recently resolved legal proceeding and two outstanding alleged claims.

On April 28, 2015, the Passaic Valley Sewerage Commission (the "PVSC") filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action related to two alleged exceedances of the limits in the wastewater permit held by the Company's New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

The Company is also aware of two matters that involve alleged claims against the Company, and it is at least reasonably possible that the claims will be pursued. Both of these claims are related to our New Jersey Processing Center. The smaller of the claims is related to construction management services provided for the ongoing improvements to the facility. The entity has billed the Company for amounts above their contract amount for services that the Company believes were, to some extent, either already paid for, or overbilled. The estimated range involved in this dispute is from $0 to $175,000. The second matter involves our contracts with our former director and his related entities that provide services, and is the landlord, for the processing facility. In this matter, the landlord of the Company's leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. The estimated range involved in this dispute is from $0 to $750,000.

Management believes both of these claims are meritless, and the Company will defend itself to the extent it is economically justified. During the fiscal quarter ended March 31, 2015, the landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. The Company is in ongoing discussions with the landlord regarding potential resolutions to the dispute. As of September 30, 2015, and December 31, 2014, the Company recorded an accrual in the amount of $275,000 and $525,000, respectively, to provide for potential costs to litigate or resolve these matters.

Item 1A. Risk Factors.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2015, the Company issued unregistered securities as follows:

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 17, 2015, the Company issued an aggregate of 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor in connection with the completion of a private placement offering. The Company utilized the services of a FINRA registered placement agent for the private placement offering, and in connection with the closing of the offering, the Company paid an aggregate cash fee of $34,827 to the placement agent and issued five-year stock options to purchase up to 107,160 shares of the Company's Common Stock at an exercise price of $0.325 per share. The net proceeds to the Company from the offering, after deducting the foregoing cash fee and other expenses related to the offering, was $3,547,048. The securities issued in connection with the offering have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On March 31, 2015, the Company issued an aggregate of 55,000 shares of Common Stock to five directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor for the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001 per share. The closing price on the OTCQB Market on the day of exercise was $0.30 per share of Common Stock. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an "accredited investor" as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.24 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.18 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

On July 16, 2015, the Company issued an aggregate of 8,334 shares of Common Stock to six directors of the Company at a price of $0.36 per share in lieu of cash for compensation due to the directors for the fourth quarter of fiscal year 2014. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 31, 2015, the Company issued an aggregate of 19,870 shares of Common Stock to three employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.19 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 31, 2015, the Company issued an aggregate of 50,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.15 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 31, 2015, the Company issued an aggregate of 24,941 shares of Common Stock to four employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.19 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 31, 2015, the Company issued an aggregate of 62,500 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.12 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 1, 2015, the Company issued an aggregate of 385,714 shares of Common Stock to the CEO of the Company at a price of $0.14 per share as a bonus to Mr. Ide in lieu of equity compensation pursuant to his consulting agreement. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 11, 2015, the Company issued an aggregate of 80,000 shares of Common Stock to an outside consultant of the Company pursuant to his engagement agreement at a price of $0.10 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 16, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the Company's former CFO in accordance with her employment and consultant agreement at a price of $0.15 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 24,824 shares of Common Stock to four employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.19 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 160,903 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2015 Director Compensation Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 91,667 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.10 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

GlyEco, Inc.

Date: November 16, 2015	By:	/s/ David Ide
David Ide
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Maria Tellez
Maria Tellez
Interim Chief Financial Officer (Principal Financial Officer)

