Form 10-K
period 2015-12-31
GlyEco, Inc.
filed 2016-04-04
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, 52,767,184 shares of its Common Stock, par value $0.0001 per share, were held by non-affiliates of the registrant.  The aggregate market value of those shares was $7,387,406 based on the closing sale price of $0.14 on such date as reported on the OTC Market system. Shares held by executive officers, directors, and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 30, 2016, the registrant had 110,142,616 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

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

The 11,591,958 shares of common stock of Global Recycling (constituting 100% of the issued and outstanding shares of Global Recycling on the effective date of the Global Merger) held by the Company pursuant to the reincorporation consummated on November 28, 2011, were cancelled upon the consummation of the Merger.

Description of Business Activity

Our principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing centers located in the eastern region of the United States.

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. Our processing centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product into same store and new store customers as a non-recycled product which we invoice cost plus a certain negotiated margin.

We have deployed our proprietary technology across our footprint, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service. We have rolled out GlyEco University, a data and training tool for GlyEco stakeholders. GlyEco University will continue to be our center for intellectual property, advanced development group, and both internal and external glycol and GlyEco course training. We have begun to operate a larger footprint in South Carolina, specifically Rock Hill, SC, for our QC&A, research and advanced development group headquarters. In addition, our sales and client services groups respectively will continue to be provisioned from this location as we continue to advance our field and operating technology platforms. Our commitment to the glycol recycling industry requires our organization to advance product and operational technologies.

We ceased operations at our former New Jersey Processing Center, effective December 28, 2015. We believe the reduction in expenses and related negative cash flow from the New Jersey Processing Center will allow the Company to continue and advance its retail automotive business, and as a result, help support the goal of positive cash flows from the Company’s six processing centers. With the reduction in cash losses, we will reinvest in expanding our footprint in the Southern and Eastern United States through partnerships and potentially acquisitions. We have identified several states that we believe allow our Company to expand our footprint, where we have current national retail customers once reached, and introduce new customers. Our knowledge and focus on the glycol industry creates opportunities for the Company that leverage our process technology and quick-to-partner culture. These include difficult to process waste, process engineering partnerships, technology licensing, and other types of ventures. Also, our current footprint and markets remain open to growth and same store increases. We will weigh our opportunities as they are introduced, leveraging our management team and Board of Directors as needed to support or contribute experience to these opportunities. We will invest in infrastructure to support the growth of our existing business, and as we continue to add customers, we will be required to multiply the capacity of our processing centers. We will increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and as needed, certain recycling hardware. As our business is focused on retail we will continue to evolve our sales and marketing groups primarily in marketing automation, lead generation, and sales onboarding. We will also continue to add human resources where they may be optimized for effectiveness which we have identified several. GlyEco will continue to adapt our image in the marketplace that we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity of our products. GlyEco is a brand, and as such, we will continue to promote the values and culture of the organization. Our marketing messages will be delivered through social, print, and other related media distribution.

Our acquisition process will seek to identify strategic direct delivery and processing facilities similar to those currently in operation and within geographic locations we have business established or locations of potential growth. We do not expect to complete many acquisitions in the near term but rather will focus on our current business, optimizing for greatest yield, open new markets (with current customers), and investing into our current infrastructure. In the event we identify and approve of a transaction we believe the Company will incur legal and audit fees related to any acquisitions, depending on the size and complexity of the transactions. Our proprietary and patented processes for recycling glycol are achievable at our current processing centers with South Carolina serving as our QC&A, research and advanced development group headquarters. In addition, our sales and client services groups, respectively, will continue to be provisioned from this location as we continue to advance our field and operating technology platforms, and optimize certain processes previously employed at our former New Jersey Processing Center. The cessation of operations at our New Jersey facility resulted in approximately an $8.5 million write off of assets (primarily fixed assets and intangible assets) during the fourth quarter of 2015. The Company may incur additional costs in 2016 as it winds down the New Jersey operations.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers. We will continue to enhance our image in the marketplace, which we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity for our products.

Our Products

Our product offerings include the following:

•	High-Quality Recycled Glycols - Our technology allows us to produce glycols which meet ASTM standards and can be used in any industrial application.
•	Recycled Antifreeze - We formulate several universal recycled antifreeze products to meet ASTM and/or OEM manufacturer specifications for engine coolants. In addition, we custom blend recycled antifreeze to customer specifications.
•	Recycled HVAC Fluids - We formulate a universal recycled HVAC coolant to meet ASTM and/or OEM manufacturer specifications for heating, ventilation and air conditioning fluids. In addition, we custom blend recycled HVAC coolants to customer specifications.
•	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing centers for recycling or in some cases to be safely disposed.
•	Windshield Washer Fluid - In certain markets, we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product into same store and new store customers as a non-recycled product which we invoice cost plus a certain negotiated margin. Our windshield washer fluid is created using a 30% methanol blend to provide optimal freeze-point protection. We deliver this product in bulk.

Our Technology

Our founders began developing innovative new methods for recycling glycols in 1999. We recognized a need in the market to improve the quality of recycled glycol being returned to retail customers. In addition we believed through process technology, systems, and footprint we could clean more types of waste glycol in a more cost efficient manner. Each type of industrial waste glycol contains a different list of impurities which traditional waste antifreeze processing does not clean effectively. And, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

Our proprietary and patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A program (Quality Control & Assurance) which includes over 24 steps, monthly, quarterly, and annual independent lab analysis, seeks to ensure consistently high quality, ASTM (American Society for Testing and Materials) standard compliant recycled material. Our products are trusted in all vehicle makes and models, regional fleet, local auto, and national retailers. Our proprietary QC&A program is managed and supported by dedicated process and chemical engineering staff, requires periodic onsite field audits, and ongoing training by our facility managing partners via GlyEco University.

Industry Overview

Background on Glycol

Glycols are man-made liquid chemicals derived from natural gas and crude oil - non-renewable and limited natural resources. Glycols are used as a base chemical component in five primary industries: (1) Automotive; (2) Heating, Ventilation, and Air Conditioning (“HVAC”); (3) Textiles, (4) Airline, and (5) Medical.

1.	Automotive - Glycols are used as antifreeze in vehicles and other equipment with a combustion engine.
2.	HVAC - Glycols are in the heat transfer fluids used to warm and cool buildings.
3.	Textiles - Glycols are used as a raw material in the manufacturing of polyester fiber and plastics (e.g. water bottles).
4.	Airline - Glycols are used in aircraft deicing fluid to avoid accumulation of moisture on aircraft wings.
5.	Medical - Glycols are used for equipment sterilization in the medical industry.

During use in these industries, glycol becomes contaminated with impurities. Impurities in waste glycol vary depending on the industry source, with each waste stream containing different amounts of water, glycols, dirt, metals, and oils. Most waste glycol is landfilled, sent to waste water treatment, released to surface water, or disposed of improperly, wasting an important natural resource and causing a negative effect on our environment. Because of rapid biodegradability of glycol, the U.S. Environmental Protection Agency (“EPA”) allows disposal by “release to surface waters.” However, when glycols break down in water they deplete oxygen levels, which kill fish and other aquatic life. Exposure to ethylene glycol can be hazardous and may cause death for humans, animals, birds, fish, and plants.

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

Glycol and Antifreeze Market

World-wide consumption for ethylene glycol is over 5.5 billion gallons per year. China and the United States are the largest consumers of ethylene glycol (“EG”), with the majority of EG being used in polyester and antifreeze applications. While the growth rate of EG consumption has slowed, demand continues to exceed supply for ethylene glycol, largely because of growth in polyester manufacturing used to make clothing, plastic containers, and plastic beverage bottles. The United States consumes approximately 700 million gallons of EG per year, over 160 million gallons being used in antifreeze applications.

It is estimated that only 15% of waste antifreeze is recycled, equaling approximately 25 million gallons recycled per year (Environmental Protection Agency).

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

Glycol Recycling Standards

The American Society for Testing and Materials (“ASTM”), Original Equipment Manufacturers (“OEM”), and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol. ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products. ASTM sets both performance standards (e.g. specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards. OEMs set particular standards for the individual needs and preferences for the vehicles/equipment they each manufacture. GlyEco is, and will continue to be, a leader in producing high quality recycled glycol and finished products such as antifreeze and heat transfer fluids, while always meeting or exceeding ASTM and OEM specifications. GlyEco’s ongoing commitment to providing solutions to the ever changing needs for in-spec finished glycol based products (such as antifreeze) opens doors to business opportunities with nearly every end user. Utilization of internal and external resources keeps GlyEco on the cutting edge in the rapidly changing antifreeze market through development and use of chemical packages that meet or exceed the requirements of all European, Asian and Domestic automobile manufacturers.

Product Pricing

Antifreeze and retail automotive glycol is a commodity and prices vary based upon supply, demand, and feedstock costs. On the supply side, there are a few companies that control the majority of virgin glycol production worldwide (e.g. MEGlobal, SABIC, and Formosa Group). These producers establish the market pricing of glycol with their sales to large polyester companies (e.g. Indorama, Sinopec, DAK Americas, and M&G Group) and antifreeze blenders (e.g. Old World, Prestone, and Valvoline). Large producers affect market pricing with short and long-term supply and capacity. For example, month-to-month fluctuation in pricing often derives from planned and unplanned temporary shutdowns of refineries for maintenance and repair. Upstream feedstock costs, including the price of crude oil and natural gas, also have some influence on the price of glycol. On the demand side, the automotive antifreeze and polyester industries are the major drivers of downstream demand. Generally, the demand for glycol is highest in the months leading up to winter for use in automotive antifreeze and in the months leading up to summer for use in plastic bottles for water and other drinks. The benchmark price for virgin ethylene glycol in early April 2015 was approximately $3.65 per gallon. This benchmark price represents the price from which manufacturers sell their product to distributors and blenders. Upon glycol being blended into a finished antifreeze product (blending the glycol with water and additive), the glycol in finished antifreeze products are sold to retail end consumers at between $4.00 to $14.00 per gallon  (assuming a 50/50 based finished antifreeze; packaging ranging from gallon jugs to 275 gallon totes).

Competitors

We face competition both in the recycling and virgin glycol sectors.

The glycol recycling industry is comprised primarily of independent recyclers who operate within their own geographic region. The industry is fragmented with multiple small to mid-sized independent recyclers spread out across the United States. Many operations are companies still owned by the original entrepreneur that founded the company, or they are a division of a larger chemical operation where glycol recycling is only a small portion of the business. Additionally, a few used motor-oil recyclers who operate in multistate regions also collect and recycle waste antifreeze. The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze. This material is often mixed with refinery-grade glycol to dilute remaining impurities and because the quality does not meet the standards of many buyers and certain industries as a whole. These glycol recycling competitors actively seek to purchase waste glycol from local, regional, and national collectors, competition which can increase the price to obtain such waste.

Other competitors include refinery grade glycol manufacturers (e.g. MEGlobal and SABIC), antifreeze producers (e.g. Prestone and Old World), antifreeze distributors (e.g. Nexeo and Brenntag), and waste collectors (e.g. Safety Kleen; Heritage-Crystal Clean). While these competitors have a large footprint and access to resources, they have not traditionally focused on glycol and we believe that they do not have the recycling technology to produce high quality products-such that we receive waste glycol from some of these companies.

Competitive Strengths

We believe our business possesses the following competitive strengths which position us to serve our customers, grow our revenues and profits, and maintain a competitive edge over other companies in our sector:

Multiple Recycling Facilities. We operate six processing and distribution centers servicing multiple waste glycol producing regions. Providing waste glycol disposal services to national and regional waste collectors has increased based on quick-to-partner solutions, customer service, and regional footprint which creates opportunities with larger regional and national automotive chains. We believe our sales growth will continue as we optimize our current footprint and related same store sales through target marketing and sales strategies and through larger retail chains, as in 2015, who deliver to several hundred storefronts. We have capacity, identified our current and new market approach, and are executing on a business plan we believe addresses same store and new market growth. We also believe having centralized management of multiple locations will continue to streamline administrative functions, elevate our logistics and decrease costs such as transportation and personnel. We witnessed growth in our business revenue while reducing our expenses in the recent 12 months though institutionalizing certain operating processes. We will continue to reduce the costs to operate by leveraging our learned footprint efficiencies, introducing companywide technology, and our ongoing efforts to centralize systems and process.

Proprietary Technology. We believe our technology gives us distinct advantages in servicing our clients, creating premium products, and controlling our costs. We can cost effectively process waste glycol created by industries that often pay to dispose of this hazardous waste. Many of our waste disposal clients are concerned with cradle-to-grave products liability. We believe that our technology will give them greater incentive to dispose of their material with a company that handles the waste responsibly and will recycle it into a high-quality product. Our commitment to quality glycol products creates opportunity for GlyEco to research and develop difficult to process waste streams. Our platform consists of process and chemical technology, field and operations technology, and related GlyEco University. We leverage our proprietary technology throughout our process from waste pickup and recycle to delivery and customer service.

Diversified Feedstock Supply Network. We obtain our waste glycol supply through a combination of direct collection activities and aggregation from third-party collectors. We believe our balanced direct and indirect approach to obtaining waste is highly advantageous, maximizing total supply and minimizing infrastructure. We collect waste glycol directly from approximately 5,000 generators -including oil change service stations, automotive and heavy equipment repair shops, and brokers- which reduce our reliance on any single supplier. We continue to diversify our feedstock supply and network through our commitment to process and chemical technology. Allowing multiple streams into our facilities reduces our risk to certain market conditions such as seasonal used antifreeze volumes, virgin commodity prices, etc.

Relationships with Customers. We have developed standards for our facility managers (“Managing Partners”) who are responsible for creating strong relationships with their local customers. Our Managing Partners create the layer of support for our customers and encourages immediate solutions to urgent matters. Our client services groups, located in Rock Hill, SC, deliver companywide customer support to all 5,000 plus customers via telephone, email, and chat. Client service creates another layer of support and supports the relationship with our customers. Managing Partners and our client services group are available during standard business hours with urgent supply or service needs resolved within 48 hours.

Experienced Management Team. Our executive management witnessed turnover and repositioning over the past 12 months most notably the Chief Executive Officer, Chief Financial Officer, repositioning of Chief Operating Officer, advancing three inside managers, and hiring a Chief Financial Officer. We replaced a managing partner as well. We believe our human resources, especially management leading our team, are essential to our success and have repositioned and hired our team to advance the current business plan. We believe we have bolstered our technology, quality, and field operations and will continue to review our team based on our strategic planning and related execution. Our managing partners have operated their businesses for several years prior to our consolidation and the majority remains on the team. We leverage their daily feedback and counsel with management in various ways including managing partner committee, weekly operations, monthly reconciliation, and companywide addresses.

Strategic Plan

Our 2016 plan includes objectives to expand the reach of the Company including revenue, new markets, distillation and capacity advancement, quality control and technology innovation. The principal elements of our business strategy are to:

Expand Customer Count and Profits. We intend to produce an exceptional product, accept difficult streams, provide outstanding customer service, and engage in outbound sales to drive market expansion. Our customers require high levels of quality and compliance with laws and regulations (including environmental), which we emphasize through initial and ongoing field training, facility policies and procedures, and ongoing analysis of operating performance. Our current markets see opportunity for improvement and we believe we have opportunity to increase same store sales year over year. We also enter new markets with strategic partners and current customer storefronts. In some markets we will resell other accretive products such as windshield washer fluid which we pass through to our current customer with margin.

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

New Market Development. We will focus primarily on our current footprint and strategic locations identified as contributing to the profitability of our business. These include a mixture of our current portfolio of customers who we have historically serviced and grown with. In addition, our new market development may include larger retailers or limited partnerships for our intellectual property. We are a technology company in the glycol waste and antifreeze product business and as such we may address each new market differently – leveraging our resources and assets accordingly.

Suppliers

We conduct business with a number of waste glycol generators, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste. We collect waste glycol directly from approximately 5,000 generators, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol. We also receive waste glycol from five to ten waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste. At our processing centers, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors. We normally collect waste glycol from waste generators in volumes between 50 to 100 gallons. We also receive waste glycol in 5,000 gallon tanker trucks from waste collectors. Depending on the type of waste glycol and the chemical composition of that glycol, we can be paid by the generators to take the material, take it for free, or pay for the material. We have begun accepting difficult to process waste streams to increase availability and flexibility of our technology with reducing the commodity effect of the used antifreeze market. These streams based on their unique characteristics are processed by our team with 3rd party verification; we then make our findings available across the Company. We plan to expand our feedstock sources at all processing centers as we increase capacity and storage. As part of this strategy the Company will continue to invest in distillation and capacity as needed to accept, store, recycle, and return unique waste streams, and capitalize on bulk and virgin pricing.

Customers

We sell to a variety of customers including automotive garages, vehicle fleet operations, antifreeze blenders, the local, state, and US government fleet, and others. Our processing and distribution centers most often sell their recycled antifreeze product back to their feedstock suppliers-including oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, and vehicle fleet operations-in volumes of 50 to 100 gallons per order. However, we also sell material in volumes of 1,000 to 5,000 gallons per order to distributors who resell normally into the automotive industry. Our processing centers agree with their customers to a fixed pricing for recycled antifreeze which is below refinery grade pricing. Pricing at our processing and distribution centers will change from time to time based upon market conditions. In some markets we will discontinue certain product types if they do not meet acceptable margins and focus on acquiring higher margin quality and service oriented customers.

Seasonality

Our business is affected by seasonal factors, mainly the demand for automotive antifreeze and plastic bottles, which can affect our sales volume and the price point. Because the demand for automotive antifreeze is highest in winter months, our processing centers often see an increase in sales during the first and fourth quarters. Generally, our processing centers have slower second and third quarters, but this trend is not absolute and will depend on the climate in that facility’s region and how quickly the business is growing. As the Company diversifies recycling services into additional industries, some of this seasonality may be reduced. We will work to address the seasonality of certain periods through new sales and client service systems centralized and focused on lead generation, client acquisition, onboarding, and customer service. In addition we believe our footprint allows us to service larger retailers with a volume of storefronts for GlyEco to service.

Our processing centers can be affected not only by the volume collected and sold in colder months but also by the spot and contract pricing of refinery grade glycol (e.g. what MEGlobal and SABIC are selling glycol for in domestic and international markets). Generally, the demand for glycol peaks in the months leading up to winter for the use in automotive antifreeze, heating systems and aircraft deicing fluids. Glycol demand is also high in the months leading up to summer as production increases for plastic food containers, water and beverage bottles, and increases in use of air conditioning system fluids. However, finished antifreeze products sold to retail end consumers have less of a correlation to the glycol benchmark pricing, as delivering to the end customer is a product and service solution, which has much more inelastic demand than the glycol commodity market. Our dedication to processing difficult to process streams we believe will over time allow us to reduce our risk of feedstock volumes. The antifreeze market is one of many streams our Company will over time measure to reduce feedstock limitations.

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

In addition to taking the necessary precautions and maintaining the required permits/licenses, glycol recyclers generally take out environmental liability insurance policies to mitigate any risks associated with the handling of waste glycol. We believe we have appropriate procedures in place to so that permits, licenses, and insurance policies are in place to mitigate risks stemming from the actions of our employees or third parties.

Internationally, the regulation of waste glycol varies from country to country. Some countries have strong regulations, meaning they specifically identify waste glycol as a hazardous waste that requires particular handling (e.g. transportation, collection, processing, packaging, resale, and disposal). Other countries have fewer regulations, meaning they do not specifically identify waste glycol as a hazardous waste that requires particular handling, allowing producers of waste glycol to dispose of the waste in ways that may harm the environment. Europe and Canada have strong regulations. Aside from the United States, Canada, and Europe, the remainder of the world generally has weak regulations. Despite strong regulations in certain parts of the world, we believe the United States is the only market with an established glycol recycling industry. Strong regulations are favorable for glycol recyclers because it causes waste generators to track their waste-resulting in more waste glycol supply for recyclers, and therefore potentially lower prices for raw material.

Intellectual Property

On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Office (“USPTO”) claiming priority to the provisional patent application that we filed in August of 2012. This utility patent application was approved and issued by the USPTO on September 29, 2015. We maintain and use several service marks including “GlyEco®”, “Innovative Green Chemistry®”, “GlyEco Certified®”, and “GlyEco Technology”. In addition, we have developed a website and have registered www.glyeco.com as our domain name, which contains information we do not desire to incorporate by reference herein.

GlyEco University is our center for intellectual property, advanced development group, and both internal and external glycol and GlyEco course training. We have begun to operate a larger facility in South Carolina, specifically, Rock Hill, SC, for our QC&A, research and advanced development group headquarters. Our commitment to the glycol recycling industry requires our organization to advance product and operational technologies. We will continue to apply for intellectual property protection as identified however continue to focus primarily on proprietary and process secrets to advance our ownership in the industry. We have recently created strategic partners who expand our product reach based on proprietary knowledge of process technology. As new and unique glycol waste streams are introduced we will add to our knowledge and intellectual property that will leverage back to our internal staff and strategic partners.

Employees

We currently have a total of thirty-six employees, of which thirty-two are full-time and four are part-time. In addition to the employees, we use two consultants on a monthly basis and engage other consultants on a project basis. We believe all of our employee relations to be good.

In December 2015 we ceased operations in Elizabeth, New Jersey, which resulted in the reduction of process operating staff of six and repurposed three, including our VP of Quality Control, VP of Process Engineering, and Operations Supervisor. Future human resource needs include sales administration, sales support, delivery drivers, and client service representatives.

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

Risks Related to Our Business and Financial Condition

Going Concern. At December 31, 2015, we had $1,276,687 in cash on hand, and we may not have enough capital to sustain our operations for the next 12 months. On February 26, 2016, the Company closed a rights offering that resulted in gross proceeds to the Company of approximately $2,998,050 before deducting expenses of the rights offering. In their report to our audited financials included in this Annual Report, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations. To date, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include raising additional financing through offering shares of our capital stock in private and/or public offerings and through debt financing, if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations

We may need to obtain additional funding to continue to implement our business strategy. If we are unable to obtain additional funding, our business operations may be harmed, and if we do obtain additional financing, then existing stockholders may suffer substantial dilution. On February 26, 2016, the Company closed a rights offering that resulted in gross proceeds to the Company of approximately $2,998,050 before deducting expenses of the rights offering. We may require additional funds to sustain our operations and institute our business plan. We anticipate incurring monthly operating expenses, which includes compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $135,000 per month, for an indefinite period of time. Additional capital may be required to effectively support our operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders and may adversely affect the market price of our Common Stock.

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

The cessation of operations at our former New Jersey Processing Center may lead to costly and lengthy litigation. On December 28, 2015, the Company’s Board of Directors approved the termination of a Premises Lease and Equipment Lease entered into by GlyEco Acquisition Corp. #4, (“GAC #4”), thereby ceasing all operations at the Company’s New Jersey Processing Center. The circumstances surrounding the termination of the Premises Lease and Equipment Lease relate to a demand for additional rents for GAC #4’s use of space at the real property owned by NY Terminals. NY Terminals contended that additional rents were due, while GAC #4’s position was that the $250,000 payment made to NY Terminals in March 2015 sufficiently covered any rents due for additional space used by GAC #4. Pursuant to the Premises Lease, upon termination, NY Terminals may declare the term ended, re-enter the premises, and pursue any other remedies that might otherwise be available. Moreover, pursuant to the Equipment Lease, upon termination, Full Circle may declare the term ended, recover possession of the equipment, and pursue any other remedies that might otherwise be available. Any potential litigation brought by NY Terminals and Full Circle may be costly and lengthy and may have a significant negative impact on the Company’s results of operations and financial condition. As a result of this termination, the Company has assessed the carrying values of the property, plant and equipment, inventories, and other intangibles associated with the New Jersey Processing Center and recorded during the fourth quarter of 2015 an impairment loss of approximately $8.5 million. The Company may incur additional costs in 2016 as it winds down the New Jersey operations.

Our business strategy without our former New Jersey Processing Center may not be implemented successfully. With the cessation of operations at our former New Jersey Processing Center, we plan to reinvest in expanding our footprint in the Southern and Eastern United States through partnerships and potentially acquisitions. We plan to invest in infrastructure to support the growth of our existing business, and we plan to increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and as needed, certain recycling hardware. This strategy is dependent upon finding suitable partners and securing sufficient capital to invest in our infrastructure to the extent necessary, among other factors. Depending on these factors, it is possible that our business strategy may not be implemented successfully.

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

If we cannot protect our intellectual property rights, our business and competitive position will be harmed. Our success depends, in large part, on our ability to obtain and enforce our patent, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. We anticipate being able to protect our proprietary rights from unauthorized use by third parties to the extent that such rights are covered by a valid and enforceable patent. On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Offices claiming priority to the provisional patent application that we filed in August of 2012 (the “Patent”). The Patent was approved and issued on September 29, 2015. Our potential patent position involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Moreover, if a patent is awarded, our competitors may infringe upon our patent or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patent or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

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

The resignation of Richard Geib as Chief Technical Officer could have a material adverse effect on the Company’s results of operations and financial condition. Our success is largely dependent upon the personal efforts and abilities of our management and certain other key personnel as the recycled glycol industry is complex. Throughout the Company’s history, we have been particularly substantially dependent upon the services of Richard Geib, our former Chief Technical Officer. Mr. Geib spearheaded the implementation of our proprietary GlyEco TechnologyTM and has significant contacts and experience in the recycled glycol industry. Mr. Geib announced his resignation from the Company effective as of January 31, 2016. The loss of Mr. Geib could have a material adverse effect on our results of operations and financial condition.

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

We currently operate six processing centers, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected. We are subject to risks related to our ability to oversee all six of our processing center locations. If we are unable to effectively oversee our processing center locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

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

Risks Related to our Common Stock

There is a limited market for our Common Stock and the market price of our Common Stock may be volatile. Currently, our Common Stock is quoted on the OTC Pink Sheets under the symbol “GLYE.” Our Common Stock currently trades in small volumes. There can be no assurance that any trading market will ever develop or be maintained on the OTC Pink Sheets. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. The market price of our common stock may also fluctuate significantly in response to the following factors, some which are beyond our control:

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

The trading price of our common stock on OTC Pink since our reorganization has ranged from a high of $2.99 on April 30, 2012, to a low of $0.06 on September 15, 2015. In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Our Common Stock is a “penny stock” under the rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person’s account for transactions in penny stocks; and

*	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

*	obtain financial information and investment experience objectives of the person; and

*	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

*	sets forth the basis on which the broker or dealer made the suitability determination; and

*	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

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

Our Minnesota processing center leases approximately 9,600 square feet of property located at 796 29th Avenue SE, Minneapolis, MN 55414. The monthly base rent for this location is currently $3,368. The base rent will gradually increase until the lease term expires on April 30, 2021.

Our Indiana processing center leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $4,200. The base rent will gradually increase until the lease term expires on December 31, 2017.

Our Florida processing center leases approximately 4,200 square feet of property located at 4302 Holden Road, Lakeland, FL 33811. The monthly base rent for this location is $2,500. The lease term expires on August 31, 2018.

Our South Carolina processing center leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $3,500. The base rent will gradually increase until the lease term expires on October 28, 2018. Our South Carolina processing center also leases approximately 3,500 square feet of property located at 1500 Farmer Road, Suite G-1, Conyers, GA 30012. The monthly base rent for this location is currently $1,449. The base rent will gradually increase until the lease term expires on January 31, 2018.

Our South Dakota processing center leases approximately 3,600 square feet of property located at 46991 Mindy Street, Tea, SD 57064. The monthly base rent for this location is $2,900. The lease term expires on December 31, 2017.

Our Maryland processing center leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $6,562. The rent will gradually increase until the lease term expires on December 31, 2016.

We believe our existing facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a recently resolved legal proceeding, one pending legal proceeding, and one outstanding alleged claim.

On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action was related to two alleged exceedances of the limits in the wastewater permit held by the Company’s former New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to a significant outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the fiscal quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000.

Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of December 31, 2015, the Company has recorded an accrual in the amount of $250,000 to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

Our Common Stock, $0.0001 par value, is quoted on the OTC Pink Sheets under the symbol “GLYE.”

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the OTC Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2014
1st Quarter	$1.22	$0.77
2nd Quarter	$1.06	$0.57
3rd Quarter	$0.76	$0.63
4th Quarter	$0.65	$0.27

2015
1st Quarter	$0.40	$0.23
2nd Quarter	$0.32	$0.12
3rd Quarter	$0.20	$0.06
4th Quarter	$0.12	$0.08

As of March 15, 2016, the closing sale price for our Common Stock as quoted on the OTC Pink Sheets system was $0.11. As of March 15, 2016, there were approximately 967 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	5,515,946	$0.80	811,771

Equity compensation plans not approved by security holders:

None	-	-	-
Total	12,163,552	$0.69	906,771

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of December 31, 2015, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of December 31, 2015, we have issued options to purchase an aggregate of 5,688,229 shares of our Common Stock originally reserved under the 2012 Plan.

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

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 17, 2015, the Company issued an aggregate of 11,021,170 shares of Common Stock to eighteen accredited investors and one non-accredited investor in connection with the completion of a private placement offering. The Company utilized the services of a FINRA registered placement agent for the private placement offering, and in connection with the closing of the offering, the Company paid an aggregate cash fee of $34,827 to the placement agent and issued five-year stock options to purchase up to 107,160 shares of the Company’s Common Stock at an exercise price of $0.325 per share. The net proceeds to the Company from the offering, after deducting the foregoing cash fee and other expenses related to the offering, was $3,547,048. The securities issued in connection with the offering have not been registered under the Securities Act, and were made pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The securities are therefore restricted in accordance with Rule 144 under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 24,404 shares of Common Stock to two former employees of the Company as severance pay at a price of $0.28 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On February 28, 2015, the Company issued an aggregate of 26,786 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.28 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 55,000 shares of Common Stock to five directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.30 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On March 31, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor for the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001 per share. The closing price on the OTCQB Market on the day of exercise was $0.30 per share of Common Stock. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On April 30, 2015, the Company issued an aggregate of 32,609 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.23 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 31, 2015, the Company issued an aggregate of 31,250 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.24 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.25 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.18 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On June 30, 2015, the Company issued an aggregate of 39,473 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.19 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 16, 2015, the Company issued an aggregate of 8,334 shares of Common Stock to six directors of the Company at a price of $0.36 per share in lieu of cash for compensation due to the directors for the fourth quarter of fiscal year 2014. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 31, 2015, the Company issued an aggregate of 19,870 shares of Common Stock to three employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.20 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On July 31, 2015, the Company issued an aggregate of 50,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.15 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 31, 2015, the Company issued an aggregate of 24,941 shares of Common Stock to four employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.20 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On August 31, 2015, the Company issued an aggregate of 62,500 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 1, 2015, the Company issued an aggregate of 385,714 shares of Common Stock to the CEO of the Company at a price of $0.14 per share as a bonus to Mr. Ide in lieu of equity compensation pursuant to his consulting agreement. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 11, 2015, the Company issued an aggregate of 80,000 shares of Common Stock to an outside consultant of the Company pursuant to his engagement agreement at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 16, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the Company’s former CFO in accordance with her employment and consultant agreement at a price of $0.15 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 24,824 shares of Common Stock to four employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.20 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 160,904 shares of Common Stock to seven directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On September 30, 2015, the Company issued an aggregate of 91,667 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On October 31, 2015, the Company issued an aggregate of 66,224 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On November 30, 2015, the Company issued an aggregate of 65,116 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On December 31, 2015, the Company issued an aggregate of 72,315 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On December 31, 2015, the Company issued an aggregate of 343,750 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investor had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On December 31, 2015, the Company issued an aggregate of 209,375 shares of Common Stock to seven directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2015, and 2014, with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

Our principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing centers located in the eastern region of the United States.

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. Our processing centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product into same store and new store customers as a non-recycled product which we invoice cost plus a certain negotiated margin.

We have deployed our proprietary technology across our footprint, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service. We have rolled out GlyEco University, a data and training tool for GlyEco stakeholders. GlyEco University will continue to be our center for intellectual property, advanced development group, and both internal and external glycol and GlyEco course training. We have begun to operate a larger footprint in South Carolina, specifically Rock Hill, SC, for our QC&A, research and advanced development group headquarters. In addition, our sales and client services groups respectively will continue to be provisioned from this location as we continue to advance our field and operating technology platforms. Our commitment to the glycol recycling industry requires our organization to advance product and operational technologies.

We ceased operations at our former New Jersey Processing Center, effective December 28, 2015. We believe the reduction in expenses and related negative cash flow from the New Jersey Processing Center will allow the Company to continue and advance its retail automotive business, and as a result, help support the goal of positive cash flows from the Company’s six processing centers. With the reduction in cash losses, we will reinvest in expanding our footprint in the Southern and Eastern United States through partnerships and potentially acquisitions. We have identified several states which we believe allow our Company to expand our footprint, where we have current national retail customers once reached, and introduce new customers. Our knowledge and focus on the glycol industry creates opportunities for GlyEco which leverage our process technology and quick-to-partner culture. These include difficult to process waste, process engineering partnerships, technology licensing, and other types of ventures. Also, our current footprint and markets remain open to growth and same store increases. We will weigh our opportunities as they are introduced, leveraging our management team and Board of Directors as needed to support or contribute experience to these opportunities. We will invest in infrastructure to support the growth of our existing business, and as we continue to add customers, we will be required to multiply the capacity of our processing centers. We will increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and as needed, certain recycling hardware. As our business is focused on retail we will continue to evolve our sales and marketing groups primarily in marketing automation, lead generation, and sales onboarding. We will also continue to add human resources where they may be optimized for effectiveness which we have identified several. GlyEco will continue to adapt our image in the marketplace which we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity of our products. GlyEco is a brand and as such we will continue to promote the values and culture of the organization. Our marketing messages will be delivered through social, print, and other related media distribution.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers. We will continue to adapt our image in the marketplace, which we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity for our products.

Strategic Plan

Expand Customer Count and Profits. We intend to utilize our ability to produce product an exceptional product, accept difficult streams, outstanding customer service, and outbound sales to drive market expansion. Our customers and partners require high levels of quality and sensitivity to regulatory and environmental compliance, which we emphasize through initial and ongoing field training, facility policies and procedures, and ongoing analysis of operating performance. Our current markets see opportunity for improvement and we believe we have opportunity to increase same store sales year over year. We also enter new markets with strategic partners and current customer storefronts. In some markets we will resell other accretive products such as windshield washer fluid that we pass through to our current customer with margin.

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

New Market Development. We will focus primarily on our current footprint and strategic locations identified as contributing to the profitability of our business. These include a mixture of our current portfolio of customers who we have historically serviced and grown with. In addition, our new market development may include larger retailers or limited partnerships for our intellectual property. We are a technology company in the glycol waste and antifreeze product business and as such we may address each new market differently – leveraging our resources and assets accordingly.

Critical Accounting Policies

We have identified in the consolidated financial statements contained herein certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Management reviews with the audit committee the selection, application and disclosure of critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include going concern, collectability of accounts receivable, inventory, impairment of goodwill, carrying amounts and useful lives of intangible assets, fair value of assets acquired and liabilities assumed in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. This generally occurs when the Company’s products are shipped from its facility as title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material. Shipping costs passed to the customer are included in the net sales.

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts. The allowance for uncollectible accounts totaled $203,270 and $62,249 as of December 31, 2015 and 2014, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

All our customers are based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

Inventories

Inventories consist primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process. Inventories are stated at the lower of cost or market with cost recorded on an average cost basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Impairment of Goodwill and Other Intangible Assets

As of December 31, 2015, goodwill and net intangible assets recorded on our audited consolidated balance sheet aggregated to $1,004,828 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each fiscal year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. To date, we have not recorded an impairment of goodwill.

Share-based Compensation

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

Assumptions used in the calculation were determined as follows:

•	Expected term is generally determined using the weighted average of the contractual term and vesting period of the award;
•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company, over the expected term of the award;
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,
•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

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

As a result of the termination of the leases at the Company’s former New Jersey Processing Center, the Company has assessed the carrying values of the property, plant and equipment, inventories, and other intangibles associated with the New Jersey Processing Center and recorded an impairment loss of approximately $8.5 million during the fourth quarter of 2015. The Company may incur additional costs in 2016 as it winds down the New Jersey operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2015 and 2014, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2015 and 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a recently resolved legal proceeding, one pending legal proceeding, and one outstanding alleged claim.

On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action was related to two alleged exceedances of the limits in the wastewater permit held by the Company’s former New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to a significant outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the fiscal quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000.

Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of December 31, 2015, the Company has recorded an accrual in the amount of $250,000 to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

The Company is aware of one environmental remediation issue related to our former leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To Management’s knowledge, the former landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In Management’s opinion the liability for this remediation is the responsibility of the former landlord. However, the former landlord has disputed this position and it is an open issue subject to negotiation. Currently, we have no knowledge as to the scope of the landlord’s former remediation obligation.

Results of Operations

Year ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

For the year ended December 31, 2015, Net Sales were $7,364,452 compared to $5,893,844 for the year ended December 31, 2014, an increase of $1,470,608, or 25%. The increase was primarily due to the focus on higher sales volumes for processing centers, excluding New Jersey, which increased over the year with the addition of approximately 650 new customers through an agreement with a national antifreeze distributor in February, local organic retail sales generated through our managing partners, and the initial generation of sales by our second national retail account added in late June. Sales at our former facility in New Jersey increased based on the addition of new customers and the replacement of lower price per unit customers for our bulk concentrated products. For the years ended December 31, 2015 and 2014, Net Sales for the New Jersey facility to external customers were $2,583,940 and $2,297,474, respectively. Although the Company plans to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales might decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to cull non-profitable sales and/or operations.

Cost of Goods Sold

For the year ended December 31, 2015, our Costs of Good Sold was $8,167,841 compared to $6,577,168 for the year ended December 31, 2014, representing an increase of $1,590,673, or approximately 24%. The increase in cost of goods sold was due primarily to the increase in sales activities at our processing facilities and former New Jersey facility. Cost of goods sold consists of all costs of sales, including costs to purchase, transport, store and process the raw materials, laboratory testing of new waste streams, marketing of new specialty products, travel, facility maintenance, quality control and assurance, field technology and related advancements, and overhead related to product manufacture and sale. We sometimes receive raw materials (used antifreeze) at no cost to the Company, which can have an impact on our reported consolidated gross profit, however in order to support growing volume demands we also began to purchase additional waste streams to process and resell. For the year ended December 31, 2015, and 2014, Cost of Goods Sold for the New Jersey facility were $4,264,780 and $3,332,831, respectively.

Gross Profit (Loss)

For the year ended December 31, 2015, we realized a gross loss of $(803,389) compared to $(683,324) for the year ended December 31, 2014, representing an increased loss of $120,065, or 18%.  The increase in gross loss is primarily attributable to the decrease in the retail prices of our concentrated products due to the benchmark prices of glycol as well as the increased production volumes and sales at our former facility in New Jersey that were insufficient to cover costs. Over the next year, the Company expects to leverage our emerging lower cost waste streams, delivering finished non-concentrated products and specialty, and continuing to improve the quality of our products and to continue replacing lower paying customers.

Our gross margin loss for the year ended December 31, 2015, was approximately (11)%, compared to approximately (12)% for the year ended December 31, 2014. The decreased gross margin loss is due primarily to the decrease in the market price of glycol offset by higher sales volume.

Operating Expenses

For the year ended December 31, 2015, operating expenses increased to $11,477,791 from $5,619,758 for the year ended December 31, 2014, representing a increase of $5,858,033.  Operating expenses consist of consulting fees, share-based compensation, salaries and wages, legal and professional, general and administrative expenses and the impairment, primarily related to the New Jersey processing center (see note 1 to the Consolidated Financial Statements for additional information regarding the impairment). The reduction in operating expenses is due to our ongoing assessment of our operating needs to support the business, our cultural changes related to third party consultants and reduction of staff required to deliver our corporate initiatives.

Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $324,947 for the year ended December 31, 2015, from $767,914 for the year ended December 31, 2014, representing a decrease of $442,967, or approximately 58%.  The decrease is primarily due to the changes in direction by management to utilize employees rather than consultants to advance our business. In addition, the Company continues to develop pay for performance arrangements which require tangible results for participation.

Share-Based Compensation consists of shares of common stock, options and warrants issued to employees, consultants, and directors in consideration for services provided to the Company. Share-based compensation decreased to $887,173 for the year ended December 31, 2015, from $2,046,074 for the year ended December 31, 2014, representing a decrease of $1,158,901, or 57%. The decrease is primarily due to the lower fair value of awards, due to our lower share price, issued during the year ended December 31, 2015, as compared to the fair values for awards during the same period in 2014.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages decreased to $549,578 for the year ended December 31, 2015, from $999,968 for the year ended December 31, 2014, representing a decrease of $450,390 or 45%.  The decrease is due to a focus by management to reduce the costs associated with supporting field operations which includes the reduction of employee headcount needed to advance company initiatives, efficiencies related to the focus of management through streamlined operations at corporate, and the Incentive Program that was initiated at the end of 2014 to provide employees with share-based compensation in lieu of cash, which expense was classified as share-based compensation.

Legal and Professional Fees consist of legal, corporate tax and audit services.  For the year ended December 31, 2015, Legal and Professional Fees decreased to $300,350 from $337,118 for the year ended December 31, 2014, representing a decrease of $36,768 or approximately 11%. The decrease is primarily attributable to our focus to reduce our reliance on the outsourcing of professional services and utilizing the abilities of our in-house staff.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the year ended December 31, 2015, G&A Expenses decreased to $781,982 from $1,468,684 for the year ended December 31, 2014, representing a decrease of $686,702, or approximately 47%. This decrease is primarily due to our continued efforts to reduce costs, more aggressively bidding out vendor provided services, eliminate certain lease costs, and consolidate vendors as applicable.

Impairment Loss

On December 28, 2015, the Board of Directors of the Company approved the termination of (i) the Premises Lease, dated December 10, 2012, between GlyEco Acquisition Corp. #4 (“GAC #4”) and NY Terminals II, LLC (“NY Terminals”), and (ii) the Equipment Lease, dated December 10, 2012, between GAC #4 and Full Circle MFG Group, Inc. (“Full Circle”), by complying with a Notice of Lease Termination and Demand to Vacate and a Notice of Equipment Lease Agreement Default and Demand for Performance delivered by NY Terminals and Full Circle, respectively. Pursuant to the termination of the Premises Lease and Equipment Lease, GAC #4 ceased all operations at its New Jersey processing center immediately.

As a result of this termination, the Company has assessed the carrying values of the property, plant and equipment, inventories, and other intangibles associated with the New Jersey Processing Center and has recorded an impairment loss of approximately $8.5 million during the fourth quarter. The Company may incur additional costs in 2016 related to the wind down of the New Jersey operations.

Other Income and Expenses

For the year ended December 31, 2015, Other Expenses, net decreased to $160,706 from $185,417 for the year ended December 31, 2014.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported

	Years Ended December 31,
	2015	2014
Net loss	$(12,452,260)	$(6,488,499)

Interest expense	160,937	180,128
Income tax expense	10,374	-
Depreciation and amortization	793,438	687,613
Share-based compensation	887,173	2,046,074
Adjusted EBITDA	$(10,600,338)	$(3,574,684)

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

As of December 31, 2015, we had $2,561,157 in current assets, consisting primarily of $1,276,687 in cash and $807,906 in accounts receivable. Cash increased from $494,847 as of December 31, 2014, to $1,276,687 as of December 31, 2015, primarily due to the private placement offering in February 2015. Accounts receivable increased from $786,056 as of December 31, 2014, to $807,906 primarily due to increased sales.

As of December 31, 2015, we had total current liabilities of $1,684,166, consisting primarily of accounts payable and accrued expenses of $1,522,037. Accounts payable and accrued expenses decreased from 1,649,361 as of December 31, 2014 to $1,522,037 as of December 31, 2015 due to payments made on overdue accounts following the private placement, reduced costs associated with operating our business, and reduction of legacy payables.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations until, if at all, the Company is able to achieve profitable operations.

Our plans to address these matters include realizing synergies and cost efficiencies, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement our patent-pending technology, growing sales at its existing facilities and acquiring profitable glycol recycling companies.

In their report dated March 30, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The table below sets forth certain information about the Company’s liquidity and capital resources for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31, 2015	December 31, 2014
Net cash (used in) operating activities	$(2,256,162)	$(4,010,979)
Net cash (used in) investing activities	$(173,874)	$(2,653,925)
Net cash provided by financing activities	$3,211,876	$2,766,452
Net increase (decrease) in cash	$781,840	$(3,898,452)
Cash - beginning of year	$494,847	$4,393,299
Cash - end of year	$1,276,687	$494,847

The Company may not have sufficient capital to sustain expected operations and investing activities for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the year ended December 31, 2015, we completed a private placement offering and raised 3,579,275, with net proceeds of 3,544,448 after deducting financing costs of $34,827, which is discussed further below.

On February 26, 2016, the Company closed a rights offering that resulted in gross proceeds to the Company of approximately $2,998,050 before deducting expenses of the rights offering.

Private Financings

On February 17, 2015, the Company completed a private placement offering (the “Offering”) of units of the Company’s securities (the “Units”) at a price of $0.325 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share. In connection with the Offering, the Company entered into subscription agreements with eighteen (18) accredited investors and one (1) non-accredited investor (the “Investors”), pursuant to which the Company sold to the Investors, for an aggregate purchase price of $3,579,275, a total of 11,013,170 Units, consisting of 11,013,170 shares of common stock.

The Company utilized the services of a FINRA registered placement agent (the “Placement Agent”) for the Offering. In connection with the Offering, the Company paid an aggregate cash fee of $34,827 to the Placement Agent and issued to the Placement Agent five-year stock options to purchase up to 107,160 shares of common stock at an exercise price of $0.325 per share. The net proceeds to the Company from the Offering, after deducting the foregoing cash fee and other expenses related to the Offering, were $3,544,448.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2015 and 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GlyEco, Inc.

We have audited the accompanying consolidated balance sheet of GlyEco, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlyEco, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended December 31, 2015 and has an accumulated deficit of $34,550,503 as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 1, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

GlyEco, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GlyEco, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlyEco, Inc. and subsidiaries at December 31, 2014, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
April 10, 2015

GLYECO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$1,276,687	$494,847
Accounts receivable, net	807,906	786,056
Prepaid expenses	95,775	137,056
Inventories	380,789	567,677
Total current assets	2,561,157	1,985,636

Property, plant and equipment, net	1,279,057	7,889,207

Other Assets
Deposits	26,688	80,708
Goodwill	835,295	835,295
Other intangibles, net	169,533	3,461,361
Total other assets	1,031,516	4,377,364

Total assets	$4,871,730	$14,252,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,522,037	$1,649,361
Due to related parties	34,405	62,500
Notes payable – current portion	117,972	121,905
Capital lease obligations – current portion	9,752	326,656
Total current liabilities	1,684,166	2,160,422

Non-Current Liabilities
Notes payable – non-current portion	-	2,971
Capital lease obligations – non-current portion	10,211	896,422
Total non-current liabilities	10,211	899,393

Total liabilities	1,694,377	3,059,815

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock: 300,000,000 shares authorized; $0.0001 par value; 72,472,412 and 58,033,560 shares issued and outstanding as of December 31, 2015 and 2014, respectively	7,248	5,804
Additional paid-in capital	37,720,608	33,284,831
Accumulated deficit	(34,550,503)	(22,098,243)
Total stockholders’ equity	3,177,353	11,192,392

Total liabilities and stockholders’ equity	$4,871,730	$14,252,207

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Net sales	$7,364,452	$5,893,844
Cost of goods sold	8,167,841	6,577,168
Gross loss	(803,389)	(683,324)

Operating expenses
Consulting fees	324,947	767,914
Share-based compensation	887,173	2,046,074
Salaries and wages	549,578	999,968
Legal and professional	300,350	337,118
General and administrative	781,982	1,468,684
Impairment loss	8,633,761	-
Total operating expenses	11,477,791	5,619,758

Loss from operations	(12,281,180)	(6,303,082)

Other (income) and expense
Interest income	(231)	(1,103)
Interest expense	160,937	180,128
Other	-	6,392
Total other expense, net	160,706	185,417

Loss before provision for income taxes	(12,441,886)	(6,488,499)

Provision for income taxes	10,374	-

Net loss	(12,452,260)	(6,488,499)

Premium on Series AA Preferred conversion to common shares	-	(2,243,410)

Net loss available to common shareholders	$(12,452,260)	$(8,731,909)

Basic and diluted net loss per share	$(0.18)	$(0.16)

Weighted average common shares outstanding (basic and diluted)	69,113,112	54,451,172

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2013	48,834,916	$4,884	$24,541,809	$(13,366,334)	$11,180,359

Common shares for acquisition	204,750	20	210,893	-	210,913

Common shares for Series AA Preferred conversion	2,605,513	261	1,171,114	-	1,171,375

Warrants and options exercised	6,340,775	634	3,071,536	-	3,072,170

Share-based compensation expense	47,606	5	2,046,069	-	2,046,074

Premium on Series AA Preferred conversion to common shares	-	-	2,243,410	(2,243,410)	-

Net loss	-	-	-	(6,488,499)	(6,488,499)

Balance, December 31, 2014	58,033,560	5,804	33,284,831	(22,098,243)	11,192,392

Offering of common shares, net	11,013,170	1,101	3,543,347	-	3,544,448

Common shares for payment of accounts payable	16,334	2	5,598	-	5,600

Warrants exercised	999,667	100	(100)	-	-

Share-based compensation expense	2,409,681	241	886,932	-	887,173

Net loss	-	-	-	(12,452,260)	(12,452,260)

Balance, December 31, 2015	72,472,412	$7,248	$37,720,608	$(34,550,503)	$3,177,353

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Net cash flow from operating activities
Net loss	$(12,452,260)	$(6,488,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	586,502	475,784
Amortization	206,936	211,829
Share-based compensation	887,173	2,046,074
Provision for bad debt	167,315	-
Impairment of inventories	168,795	-
Impairment of property, plant and equipment	5,320,074	-
Impairment of deposit	60,000	-
Impairment of intangible assets	3,084,892	-
Other	-	6,392
Change in operating assets and liabilities:
Accounts receivable, net	(189,165)	112,878
Due from related parties	-	34,868
Prepaid expenses	41,281	(83,324)
Inventories	18,093	(299,486)
Deposits	(5,980)	-
Accounts payable and accrued expenses	(121,723)	492,687
Due to related party	(28,095)	(520,182)

Net cash used in operating activities	(2,256,162)	(4,010,979)

Cash flows from investing activities
Purchase of property, plant and equipment	(173,874)	(2,655,725)
Proceeds from sale of fixed assets	-	1,800

Net cash used in investing activities	(173,874)	(2,653,925)

Cash flows from financing activities
Repayment of debt	(6,904)	(6,505)
Repayment of capital lease obligations	(325,668)	(299,213)
Proceeds from the sale of common stock, net	3,579,275	3,134,314
Stock issuance costs	(34,827)	(62,144)

Net cash provided by financing activities	3,211,876	2,766,452

Net change in cash	781,840	(3,898,452)

Cash at the beginning of the year	494,847	4,393,299

Cash at end of the year	$1,276,687	$494,847

Supplemental disclosure of cash flow information
Interest paid during period	$160,937	$180,128
Income taxes paid during period	$10,374	$-

Supplemental disclosure of non-cash items
Premium on Series AA Preferred conversion to common shares	$-	$2,243,410
Common stock issued for acquisition	$-	$210,913
Note payable issued in payment of accounts payable	$-	$115,000
Common stock issued for conversion of Series AA Preferred stock	$-	$1,171,375
Equipment purchased with capital lease	$-	$47,354
Common stock issued for settlement of accounts payable	$5,600	$-
Extinguishment of capital lease	$877,449	$-

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) collects and recycles waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate six processing centers in the United States with our corporate offices located in Phoenix, Arizona. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland.  We also previously operated a processing center in Elizabeth, New Jersey.

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

Cessation of Operations at New Jersey Processing Center

On December 28, 2015, the Board of Directors of the Company approved the termination of (i) the Premises Lease, dated December 10, 2012, between GlyEco Acquisition Corp. #4 (“GAC #4”) and NY Terminals II, LLC (“NY Terminals”), and (ii) the Equipment Lease, dated December 10, 2012, between GAC #4 and Full Circle MFG Group, Inc. (“Full Circle”), by complying with a Notice of Lease Termination and Demand to Vacate and a Notice of Equipment Lease Agreement Default and Demand for Performance delivered by NY Terminals and Full Circle, respectively. Pursuant to the termination of the Premises Lease and Equipment Lease, GAC #4 ceased all operations at its New Jersey processing center immediately.

Pursuant to the Premises Lease, GAC #4 agreed to lease certain real property owned by NY Terminals until December 31, 2017 at a monthly rate of $30,000, while pursuant to the Equipment Lease, GAC #4 agreed to lease Full Circle’s equipment until December 31, 2017 for a monthly rate of $32,900. The circumstances surrounding the termination of the Premises Lease and Equipment Lease relate to NY Terminals demand for payment of approximately $2.3 million for GAC #4 to maintain its ability to use the space at the real property owned by NY Terminals. NY Terminals contends that additional rents are due, while GAC #4’s position is that the $250,000 payment made to NY Terminals in March 2015 sufficiently covered any rents due for additional space used by GAC #4.

Pursuant to the Premises Lease, upon termination, NY Terminals may declare the term ended, re-enter the premises, and pursue any other remedies that might otherwise be available. Moreover, pursuant to the Equipment Lease, upon termination, Full Circle may declare the term ended, recover possession of the equipment, and pursue any other remedies that might otherwise be available. The estimated range involved in resolving this dispute is from $0 to $2,000,000.

As a result of this termination, the Company has assessed the carrying values of the property, plant and equipment, inventories, and other intangibles associated with the New Jersey Processing Center and has recorded an impairment loss of approximately $8.5 million during the fourth quarter. The Company may incur additional costs in 2016 related to the wind down of the New Jersey operations.

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we plan to achieve viable profitable operations through the implementation of operating efficiencies at our facilities added since 2013, the roll out of additional products and the expansion of geographic footprint through acquisitions and/or broader distribution from our current facilities. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these matters include raising additional financing through offering our shares of capital stock in private and/or public offerings of our securities and through debt financing if available and needed. The Company plans to become profitable by upgrading the capacity and capabilities at its existing operating facilities, continuing to implement its patent-pending technology in international markets, and acquiring profitable glycol recycling companies, which may desire to take advantage of the Company’s public company status and improve their profitability through a combined synergy. The Company intends to expand customer and supplier bases once operational capacity and capabilities have been upgraded.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 (“Acquisition Sub #1”) located in Minneapolis, Minnesota; GlyEco Acquisition Corp #2 (“Acquisition Sub #2”) located in Indianapolis, Indiana; GlyEco Acquisition Corp #3 (“Acquisition Sub #3”) located in Lakeland, Florida; GlyEco Acquisition Corp #4 (“Acquisition Sub #4”); GlyEco Acquisition Corp #5 (“Acquisition Sub #5”) located in Rock Hill, South Carolina; GlyEco Acquisition Corp #6 (“Acquisition Sub #6”) located in Tea, South Dakota; and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”) located in Landover, Maryland.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the allowance of doubtful accounts, the value of stock-based compensation and warrants, the allocation of the purchase price in the Company’s acquisitions, the recoverability of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Cash

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. This generally occurs when the Company’s products are shipped from its facility as title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material. Shipping costs passed to the customer are included in net sales.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $203,270 and $62,249 as of December 31, 2015 and 2014, respectively.

Inventories

Inventories are reported at the lower of cost or market. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. Finished goods represents work-in-process items with additive costs added. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

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

The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions that market participants would use in pricing an asset or liability. Valuation is generated from model-based techniques with the unobservable assumptions reflecting our own estimate of assumptions that market participants would use in pricing the asset or liability.

Cash, accounts receivable, accounts payable and accrued expenses, amounts due to and from related parties and current portion of capital lease obligations and notes payable are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 2 input levels.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. At December 31, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,612,302 for a total of 29,192,128. At December 31, 2014, these potentially dilutive securities included warrants of 17,567,326 and stock options of 11,096,428 for a total of 28,663,754.

Income Taxes

The Company accounts for its income taxes in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

Share-based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently assessing the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This presentation also improves consistency with IFRS, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU NO. 2015-11, “Inventory” (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within these reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-17 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company is currently assessing the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

NOTE 3 – Accounts Receivable

As of December 31, 2015 and 2014, the Company’s net accounts receivable were $807,906 and $786,056, respectively.

The following table summarizes activity for the allowance for doubtful accounts for the years ended December 31, 2015 and 2014:

	2015	2014
Beginning balance as of January 1,	$62,249	$47,927
Bad debt expense	167,315	64,226
Charge offs, net	(26,293)	(49,904)
Ending balance as of December 31,	$203,270	$62,249

NOTE 4 – Inventories

As of December 31, 2015 and 2014, the Company’s total inventories were $380,789 and $567,677, respectively.

December 31,	2015	2014
Raw materials	$217,165	$232,611
Work in process	84,343	110,466
Finished goods	79,281	224,600
Total inventories	$380,789	$567,677

NOTE 5 – Property, Plant and Equipment

As of December 31, 2015 and 2014, the property, plant and equipment, net of accumulated depreciation, is $1,279,057 and $7,889,207, respectively.

December 31,	2015	2014
Machinery and equipment	$1,863,322	$6,802,971
Leasehold improvements	50,772	449,271
Accumulated depreciation	(661,930)	(803,725)
	1,252,164	6,448,517
Construction in process	26,893	1,440,690
Total property, plant and equipment	$1,279,057	$7,889,207

Depreciation expense recorded during the years ended December 31, 2015 and 2014 was $586,502 and $475,784, respectively.

During December 2015, the Company ceased operations at its New Jersey facility (see Note 1). In connection with the cessation of operations at the New Jersey facility the Company recorded an impairment to property, plant and equipment of approximately $6.1 million.

NOTE 6 – Goodwill and Other Intangible Assets

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

We account for an acquisition of a business, as defined in ASC Topic 805, as required by an analysis of the inputs, processes and outputs associated with the transactions. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. See below for discussion of impairment recorded by the Company during 2015.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss was recorded in 2015 and 2014 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

The components of goodwill and other intangible assets are as follows:

		Gross Balance at		Gross Balance at		Net Balance at
	Estimated	December 31,	Current Year	December 31,	Accumulated	December 31,
	Useful Life	2014	Impairments	2015	Amortization	2015
Finite live intangible assets:
Customer list and tradename	5 years	24,500	-	24,500	12,667	11,833

Non-compete agreements	5 years	332,000	-	332,000	174,300	157,700

Intellectual property	25 years	3,500,000	3,500,000	-	-	-

Total intangible assets		$3,856,500	$3,500,000	$356,500	$186,967	$169,533

Goodwill	Indefinite	$835,295	$-	$835,295	$-	$835,295

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

During December 2015, the Company ceased operations at its New Jersey facility (see Note 1). In connection with the cessation of operations at the New Jersey facility the Company recorded an impairment to intangible assets of approximately $3.1 million (net of accumulated amortization).

Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2015 and 2014, totaled $206,936 and $211,829, respectively. The following table represents the total estimated amortization of intangible assets for future years:

For the Year Ending December 31,	Estimated Amortization Expense

2016	$71,829
2017	71,829
2018	25,875
$169,533

NOTE 7 – Income Taxes

As of December 31, 2015 and 2014, the Company had net operating loss (NOL) carryforwards of approximately $30,842,000 and $16,500,000, respectively, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2015 and 2014 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2015	2014
Net operating loss	12,953,000	6,600,000
Stock compensation	1,732,000	-
Reserves	85,000	-
DTA	14,770,000	6,600,000
State taxes	(956,000)	-
Depreciation and amortization	-	(600,000)
DTL	(956,000)	(600,000)
Net	13,814,000	6,000,000
Valuation allowance	(13,814,000)	(6,000,000)
	-	-

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2015 and 2014 was $7,814,000 and $2,520,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company's net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. The Company has not performed an analysis to determine if any ownership changes have occurred that may limit the use of the Company’s loss carryforwards.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2015 and 2014:

Federal statutory tax rate	34%
Permanent differences	(0.11)%
Valuation allowance	(33.97)%
Effective tax rate	(0.08)%

NOTE 8 – Capital Leases

Acquisition Sub #4 entered into a capital Equipment Lease Agreement with Full Circle, a former related party, as its sole owner was on our Board of Directors until August 22, 2014, whereby it agreed to lease Full Circle’s equipment for $32,900 a month for a term of five years with an option to purchase the equipment at the end of the lease for $200,000. The net present value of the equipment is estimated at $1,714,974 based on a 9% discount rate. The lease is amortized over the five-year term at a rate of 9%. The equipment acquired included a distillation column and infrastructure, tanks and related equipment, filtration equipment, and vehicles. Depreciation on the cost of its equipment is calculated using the straight-line method over an estimated useful life, ranging from five to twenty-five years, and zero salvage value. During December 2015, the Company ceased operations at its New Jersey facility (see Note 1). In connection with the cessation of operations at the New Jersey facility, the above equipment lease agreement was terminated by Full Circle. The Company recorded a gain on the termination of approximately $900,000, which has been shown net of the impairment loss on the accompanying consolidated statement of operations for the year ended December 31, 2015.

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

At December 31, 2015, the carrying value of the assets under capital leases was $41,791. The depreciation expense for the year ended December 31, 2015 was $3,895.

Future minimum lease payments are due as follow:

Year Ended December 31,	Principal	Interest	Total
2016	$9,752	$750	$10,502
2017	3,824	343	4,167
2018	3,983	184	4,167
2019	2,404	32	2,436
Total minimum lease payments	$19,963	$1,309	$21,272

NOTE 9 – Notes Payable

On May 3, 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the “Note Payable”). The key terms of the Note Payable include: (i) a principal value of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The Note Payable is collateralized by a vehicle. The balance due on the Note Payable was $2,972 as of December 31, 2015.

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

On April 3, 2012, the Company executed a Note Conversion Agreement (the “Conversion Agreement”) with Mr.  Frenkel. The terms of the Conversion Agreement extended the maturity date for the convertible note (the “Frenkel Convertible Note”) to December 31, 2013, with interest accrued at a rate of 12.5% compounding semi-annually, and waived any and all claims of demand arising from or related to a default on the Frenkel Convertible Note prior to the Conversion Agreement. The Conversion Agreement further stated that Mr. Frenkel would convert all money owed into a combination of common and Series AA preferred stock on the date that the Company had received an aggregate of $5,000,000 in equity investment following the date of the Conversion Agreement and warrants. Of the debt converted, $470,000 would be converted into common stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The remainder would be converted into Series AA preferred stock at $1.00 per share or the price offered to any investor subsequent to the Conversion Agreement, if lower. The Series AA preferred stock shall in all respects be the same as common stock, except for the following features: (i) the Series AA preferred stock shall accrue a dividend of 12.5% per year, compounded semi-annually; (ii) the Series AA preferred stock shall have priority in payment upon liquidation over common stock to the extent of the $1,171,375 and all accrued but unpaid dividends; (iii) the Series AA preferred stock shall automatically convert into common stock at the rate of one share of common stock for each $1 of the Series AA preferred stock plus accrued but unpaid dividends if the closing price on the common stock on the OTC/BB is $5.00 per share for 20 consecutive trading days, or if the stock is listed on NYSE or NASDAQ; (iv) the original issue price of $1,171,375 plus all accrued but unpaid dividends shall be due and payable on December 31, 2013 if the Series AA preferred stock is not converted to common stock under the terms herein by such date; and (v) the Series AA preferred stock shall provide that the holder may not voluntarily convert into common stock to the extent that the holder will beneficially own in excess of 9.99% of the then issued and outstanding common stock of the Company. As of February 15, 2013 the amount outstanding under the convertible note, including principal and interest, totaled $1,641,375.

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

NOTE 11 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 40,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company’s assets. Of the 40,000,000 preferred shares the Company is authorized by its articles of incorporation, the Board of Directors has designated up to 3,000,000 as Series AA preferred shares.

As of December 31, 2015 and 2014 the Company had no shares of Preferred Stock outstanding.

Common Stock

As of December 31, 2015, the Company has 72,472,412, shares of common stock outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the year ended December 31, 2015, the Company issued the following shares of common stock in connection with a private placement financing:

On February 17, 2015, the Company issued an aggregate of 11,013,170 shares of Common Stock to eighteen accredited investors for cash at a price of $0.325 per share, net of offering costs of $34,827, for net proceeds of $3,544,448 in connection with the completion of a private placement offering.

During the year ended December 31, 2015, the Company issued the following shares of common stock in connection with warrant exercises:

On April 9, 2015, the Company issued an aggregate of 999,667 shares of Common Stock to one accredited investor in connection with the cashless exercise of 1,000,000 warrants at an exercise price of $0.0001.

During the year ended December 31, 2015, the Company issued the following shares of common stock in connection with payment of accrued expenses:

On February 19, 2015, the Company issued 8,000 shares of common stock to Sahag Consulting, LLC for settlement of $2,600 of accrued expenses.

On July 16, 2015, the Company issued an aggregate of 8,334 shares of Common Stock to six directors of the Company in lieu of cash for compensation due to the directors for the fourth quarter of fiscal year 2014 at a price of $0.36 per share. These shares were issued for settlement of $3,000 of accrued expenses.

During the year ended December 31, 2015, the Company issued the following shares of common stock for compensation:

On January 1, 2015, the Company issued an aggregate of 120,000 shares of Common Stock to two consultants of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.30 per share.

On January 31, 2015, the Company issued an aggregate of 44,526 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.30 per share.

On February 28, 2015, the Company issued an aggregate of 56,166 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.30 per share.

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

On March 31, 2015, the Company issued an aggregate of 54,282 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.30 per share.

On March 31, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share.

On April 30, 2015, the Company issued an aggregate of 40,082 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.25 per share.

On April 30, 2015, the Company issued an aggregate of 32,609 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.23 per share.

On May 31, 2015, the Company issued an aggregate of 40,174 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.25 per share.

On May 31, 2015, the Company issued an aggregate of 31,250 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.25 per share.

On June 30, 2015, the Company issued an aggregate of 40,090 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.25 per share.

On June 30, 2015, the Company issued an aggregate of 87,662 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.18 per share.

On June 30, 2015, the Company issued an aggregate of 39,473 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.19 per share.

On July 31, 2015, the Company issued an aggregate of 19,870 shares of Common Stock to three employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.20 per share.

On July 31, 2015, the Company issued of 50,000 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.15 per share.

On August 31, 2015, the Company issued an aggregate of 24,941 shares of Common Stock to four employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.20 per share.

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

On September 16, 2015, the Company issued an aggregate of 30,000 shares of Common Stock to the Company’s former CFO in accordance with her employment and consultant agreement at a price of $0.15 per share.

On September 30, 2015, the Company issued an aggregate of 24,824 shares of Common Stock to four employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.20 per share.

On September 30, 2015, the Company issued an aggregate of 160,904 shares of Common Stock to seven directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.10 per share.

On September 30, 2015, the Company issued 91,667 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.10 per share.

On October 31, 2015, the Company issued an aggregate of 66,224 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share.

On November 30, 2015, the Company issued an aggregate of 65,110 shares of Common Stock to five employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share.

On December 31, 2015, the Company issued an aggregate of 72,315 shares of Common Stock to six employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share.

On December 31, 2015, the Company issued an aggregate of 343,750 shares of Common Stock to the CEO of the Company pursuant to his consulting agreement at a price of $0.08 per share.

On December 31, 2015, the Company issued an aggregate of 209,375 shares of Common Stock to seven directors of the Company pursuant to the Company’s FY2015 Director Compensation Plan at a price of $0.08 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common shares issued for cash, net of offering costs	11,013,170	$3,544,448
Common shares for settlement of accrued expenses	16,334	$5,600
Share-based compensation	2,409,681	$371,737
Warrants exercised	999,667	$-

For the year ended December 31, 2014, the Company issued the following common stock:

	Number of Common	Value of
	Shares Issued	Common Shares
Common Shares for Acquisition	204,750	$210,913
Share-Based Compensation	47,606	$2,046,074
Common Shares for Series AA Conversion	2,605,513	$1,171,375
Warrants and Options Exercised	6,340,775	$3,072,170

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

The common shares issued for cash were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of common stock issued are restricted under Rule 144 promulgated under the Securities Act.

Equity Incentive Plan

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

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

On July 10, 2015, the Company’s Board of Directors extended the Equity Incentive Program through September 30, 2015. For the fiscal quarter ended September 30, 2015, for each dollar of compensation foregone, each employee was eligible to receive either six stock options or five shares of restricted common stock. Stock options issued pursuant to the program vested immediately upon issuance and have an exercise price of $0.19 per share, while restricted stock issued pursuant to the program shall also vest immediately and have a stock basis of $0.19 per share.

The Company issued all stock options and restricted stock due to employees pursuant to the Equity Incentive Program on the last day of each calendar month. Stock options issued pursuant to the program vested immediately upon issuance and had an exercise price of $0.30, $0.25, $0.20 and $0.10 per share during the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively. Such stock options have a term of ten years and are otherwise subject to the terms of the Company’s 2012 Equity Incentive Plan, including cashless exercise as an available form of payment. Restricted stock issued pursuant to the program also vested immediately and has a stock basis of $0.30, $0.24, $0.19 and $0.10 per share for shares issued during the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively.

For 2015, the Company issued 668,604 shares of restricted Common Stock valued at $144,971 and granted 277,491 options valued at $45,643 pursuant to the Equity Incentive Program.

NOTE 12 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted
	Options for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	10,133,506	$0.74
Granted	1,209,172	0.66
Exercised	(146,250)	0.77
Forfeited	-	-
Cancelled	(100,000)	2.45
Expired	-	-
Outstanding as of December 31, 2014	11,096,428	$0.72

Outstanding as of December 31, 2014	11,096,428	$0.72
Granted	678,157	0.25
Exercised	-	-
Forfeited	(162,283)	0.90
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2015	11,612,302	$0.68
Options exercisable as of December 31, 2015	11,387,052	$0.68
Options exercisable and expected to vest as of December 31, 2015	11,612,302	$0.68

We account for all stock-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

On April 8, 2015, the Board of Directors agreed to extend the expiration date on options granted to employees and directors that resign or are terminated from the Company without cause from 90 days to one year. All stock-based payment awards made to employees and directors are accounted for based on estimated fair values. The value assigned to the options that were modified through the Board resolution have an estimated value of $102,426.

We use the BSM option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the BSM model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to:

•	Expected term is generally determined using weighted average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

The weighted average expected term of options outstanding and exercisable as of December 31, 2015 were 6.85 years and 6.77 years, respectively. There was no intrinsic value for any options outstanding as of December 31, 2015.

The estimated value of employee stock options granted during the years ended December 31, 2015 and 2014 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014
Expected volatility	86 – 110%	40 - 86%
Risk-free interest rate	0.89 – 1.21%	0.16 – 0.70%
Expected dividends	0.00%	0.00%
Expected term in years	3 – 5	3 – 5

The weighted-average grant date fair value per share of options for the year ended December 31, 2015 was $0.25.

At December 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed over future years related to unvested common stock options is approximately $42,021, net of estimated forfeitures. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of December 31, 2013	19,530,441	1.08
Granted	5,305,513	0.86
Exercised	(6,268,628)	1.33
Forfeited	-	-
Cancelled	-	-
Expired	(1,000,000)	1.00
Outstanding as of December 31, 2014	17,567,326	0.93

Outstanding as of December 31, 2014	17,567,326	0.93
Granted	-	-
Exercised	(1,000,000)	0.0001
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding and exercisable as of December 31, 2015	16,567,326	1.02

The Company recorded expense of $515,436 (including $102,426 of option modification expense) and $1,384,929 for options and warrants during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had 966,771 common shares reserved for future issuance under the Company’s stock plans.

All warrants exercised during 2014 were for cash.  The Company issued an aggregate of 6,268,628 shares of Common Stock, par value $0.0001 per share, upon the exercise of 6,268,628 warrants.  The Company temporarily reduced the exercise price of all of its outstanding warrants to $0.50 per share for a period beginning on June 4, 2014, and ending on July 1, 2014 (the “Temporary Exercise Period”). During the Temporary Exercise Period, forty-six warrant holders exercised a total of 6,268,628 warrants and therefore purchased 6,268,628 shares of common stock in exchange for an aggregate purchase price of $3,134,314. The Company utilized the services of two FINRA registered placement agents during the Temporary Exercise Period. In connection with the warrant exercises, the Company paid an aggregate cash fee of approximately $62,144 to such placement agents. The net proceeds to the Company from the warrant exercises, after deducting the foregoing cash fee, were approximately $3,072,170.

The 1,000,000 warrants exercised during 2015 were done on a cashless basis in which the Company issued 999,667 shares of common stock (see Note 11).

■	Expected term is generally determined using the contractual term of the award;

■	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

■	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

■	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

The weighted-average estimated fair value of warrants granted as share-based compensation during the years ended December 31, 2015 and 2014 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014
Expected volatility	-	40 - 86%
Risk-free interest rate	-	0.60 – 0.70%
Expected dividends	-	0.00%
Expected term in years	-	3 – 5

At December 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed over future years related to unvested common stock warrants is $0. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock warrants or other stock-based awards.

NOTE 13 – Related Party Transactions

Interim Chief Executive Officer

The Interim Chief Executive Officer is the sole owner of Rocco Advisors. Amounts due and payable to the Interim Chief Executive Officer for services performed were paid to Rocco Advisors, instead of directly to the Interim Chief Executive Officer. These services and fees were in the ordinary course of business and subject to an agreement approved by the Company’s Board of Directors.

	2015	2014
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	82,500	-
Monies paid	(82,500)	-
Ending Balance as of December 31,	$-	$-

Vice President of US Operations

The Vice President of US Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5 processing center is located. The Vice President of US Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2015	2014
Beginning Balance as of January 1,	$(3,500)	$1,213
Monies owed to related party for services performed	80,750	58,531
Monies paid	(74,459)	(63,244)
Ending Balance as of December 31,	$2,791	$(3,500)

Florida General Manager

The General Manager of our Florida processing center also manages the business of Brian’s On-Site Recycling, Inc., which is a competitor to the Company in the local Florida market. The Company sells finished goods to Brian’s On-Site Recycling, Inc. and buys raw materials from Brian’s On-Site Recycling, Inc.

	2015	2014
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	9,774	4,830
Monies due from related party for services performed	(57,334)	(82,561)
Monies received, net	51,502	77,731
Ending Balance as of December 31,	$3,942	$-

Former Chief Technical Officer

The former Chief Technical Officer is the sole owner of WEBA Technologies (“WEBA”), which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze. The Company also incurred expenses for consulting services provided by the former Chief Technical Officer in the ordinary course of business. The WEBA transactions are summarized below.

	2015	2014
Beginning Balance as of January 1,	$15,050	$-
Monies owed to related party for services performed	372,763	218,195
Monies paid	(360,141)	(203,145)
Ending Balance as of December 31,	$27,672	$15,050

Former Chief Executive Officer

The former Chief Executive Officer is the sole owner of Barcid Investment Group, which was owed $62,500 as of December 31, 2014, for management and consulting services provided to the Company. The former Chief Executive Officer is the sole owner of Picard Investment Group, which is paid for advisory consulting services provided to the Company.

	2015	2014
Beginning Balance as of January 1,	$62,500	$100,000
Monies owed to related party for services performed	9,000	-
Monies paid	(71,500)	(37,500)
Ending Balance as of December 31,	$-	$62,500

Former Chief Business Development Officer

The former Chief Business Development Officer is the sole owner of two corporations, CyberSecurity, Inc. and Market Tactics, Inc., which was paid $76,500 for marketing consulting services provided to the Company and $4,113 of reimbursable business expenses during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company paid the former Chief Business Development Officer $7,515 for reimbursable business expenses.

	2015	2014
Beginning Balance as of January 1,	$-	$16,058
Monies owed to related party	7,515	80,613
Monies paid	(7,515)	(96,671)
Ending Balance as of December 31,	$-	$-

NOTE 14 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2015 and 2014, the Company rented office and warehouse space on a monthly basis under written rental agreements. The terms of these agreements range from several months to five years.

For the years ended December 31, 2015 and 2014, rent expense was $645,477 and $694,899, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2016	$290,391
2017	209,708
2018	64,005
2019	44,352
2020	44,352
Thereafter	7,392
Total minimum lease payments	$660,200

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a recently resolved legal proceeding, one pending legal proceeding, and one outstanding alleged claim.

On April 28, 2015, the Passaic Valley Sewerage Commission (the “PVSC”) filed a civil action against Acquisition Sub #4 in the Superior Court of New Jersey Chancery Division located in Essex County. The civil action was related to two alleged exceedances of the limits in the wastewater permit held by the Company’s former New Jersey Processing Center. The Company was able to settle the civil action with PVSC on September 21, 2015, for a settlement amount of $1,000, and the action has since been disposed of.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to a significant outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the fiscal quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of December 31, 2015, the Company has recorded an accrual in the amount of $250,000 to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million aggregate, with an umbrella liability policy that doubles the coverage. They do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is aware of one environmental remediation issue related to our former leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To management’s knowledge, the former landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In management’s opinion the liability for this remediation is the responsibility of the former landlord. However, the former landlord has disputed this position and it is an open issue subject to negotiation. Currently, we have no knowledge as to the scope of the landlord’s former remediation obligation.

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

•	Cash – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2015 and 2014, the Company had $0 in cash which was not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2015 and 2014, the Company had one customer that accounted for more than 10% of revenues and whose accounts receivable balance (unsecured) accounted for more than 10% of accounts receivable at December 31, 2015 and 2014.

NOTE 16 – Subsequent Events

Appointment of Chief Financial Officer and President

On February 12, 2016, the Board of Directors of the Company appointed Ian Rhodes to be the Company’s Chief Financial Officer and Grant Sahag to be the Company’s President, effective February 22, 2016.

On February 12, 2016, the Company entered into separate Employment Agreements with Messrs. Rhodes and Sahag.

Pursuant to the Employment Agreement with Mr. Rhodes, in exchange for Mr. Rhodes performance of his duties as Chief Financial Officer, the Company will compensate him with an annual base salary of $150,000. Mr. Rhodes will be granted 2% of the Company’s total outstanding shares of Common Stock, following the Company’s rights offering, as equity compensation. This stock will vest pursuant to a schedule with certain stock price thresholds that must be achieved based on a 30 trading day volume weighted average price. Mr. Rhodes will also be eligible to receive an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee of the Company’s Board of Directors up to 40% of his salary. The Employment Agreement is for an initial term of one year and will be automatically extended on each anniversary unless earlier terminated.

Pursuant to the Employment Agreement with Mr. Sahag, in exchange for Mr. Sahag’s performance of his duties as President, the Company will compensate him with an annual base salary of $120,000. Mr. Sahag will be granted 1% of the Company’s total outstanding shares of Common Stock, following the Company’s rights offering, as equity compensation. This stock will vest pursuant to a schedule with certain stock price thresholds that must be achieved based on a 30 trading day volume weighted average price. Mr. Sahag will also be eligible to receive an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee of the Company’s Board of Directors up to 40% of his salary. The Employment Agreement is for an initial term of one year and will be automatically extended on each anniversary unless earlier terminated.

Rights Offering

On February 26, 2016, the Company closed a rights offering. The rights offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on January 20, 2016.

Pursuant to the rights offering, the Company distributed to holders of its common stock non-transferable subscription rights to purchase up to 50,200,947 shares of the Company’s common stock, par value $0.0001 per share. Each shareholder received one subscription right for every one share of common stock owned at 5:00 p.m. EST on October 30, 2015, the record date. Each subscription right entitled a shareholder to purchase 0.7 shares of the Company’s common stock at a subscription price of $0.08 per share, which was referred to as the basic subscription privilege. If a shareholder fully exercised their basic subscription privilege and other shareholders did not fully exercise their basic subscription privileges, shareholders could also exercise an over-subscription privilege to purchase a portion of the unsubscribed shares at the same subscription price of $0.08 per share.

During the rights offering, subscription rights to purchase a total of 37,475,620 shares of common stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of approximately $2,998,050 before deducting expenses of the rights offering.

Recent Stock Issuances

Since December 31, 2015, the Company has issued an aggregate of 194,584 shares of common stock pursuant to the Company’s Equity Incentive Program.

Change in Chief Executive Officer

On March 28, 2016, David Ide, the Company’s Interim Chief Executive Officer, informed the Company’s Board of Directors of his intention to not extend his tenure as Interim Chief Executive Officer beyond the expiration of his Consulting Agreement on April 30, 2016. Mr. Ide will continue to serve as a member of the Board of Directors and as Chairman of the Board of Director’s Executive Committee.

On March 28, 2016, the Board of Directors of the Company appointed Grant Sahag to be the Company’s Chief Executive Officer, effective May 1, 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 2, 2015, the Audit Committee of the Company’s Board of Directors approved the dismissal of Semple, Marchal & Cooper, LLP as its independent registered public accounting firm, effective September 2, 2015. Semple, Marchal & Cooper, LLP served as the Company’s independent registered public accounting firm for the two most recent fiscal years ended December 31, 2014 and 2013, and through September 2, 2015. During this time, the Company did not have any disagreement with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction, would have caused Semple, Marchal & Cooper, LLP to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements. With the exception of a material weakness related to our internal control over financial reporting, during the Company’s two most recent fiscal years ended December 31, 2014 and 2013, and through September 2, 2015, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Semple, Marchal & Cooper, LLP’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2014 and 2013, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except each report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

On September 2, 2015, the Audit Committee approved the appointment of KMJ Corbin & Company LLP as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2015. In connection with the Company’s appointment of KMJ Corbin & Company LLP as the Company’s independent registered public accounting firm, during the Company’s two most recent fiscal years and the subsequent interim period preceding KMJ Corbin & Company LLP’s appointment, the Company has not consulted KMJ Corbin & Company LLP on any matter relating to either (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by KMJ Corbin & Company LLP to the Company that KMJ Corbin & Company LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2015.

Our material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report are in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating this previously identified material weakness by retaining accounting staff members with public company experience.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2015, we retained a new Chief Financial Officer with public company experience to help remediate the material weakness identified above.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office. The following table sets forth certain information with respect to the current directors and executive officers of the Company:

Name	Age	Position	Director Since
David Ide	42	Interim Chief Executive Officer and Director	October 24, 2014
Dwight Mamanteo	46	Chairman of the Board	January 15, 2014
Michael Jaap	59	Director	November 28, 2011
Richard Q. Opler	60	Director	July 29, 2013
Charles F. Trapp	66	Director	May 22, 2015
Frank Kneller	57	Director	August 17, 2015
Karim Babay	41	Director	November 13, 2015
Ian Rhodes	43	Chief Financial Officer	-
Grant Sahag	31	President	-

David Ide - Interim Chief Executive Officer and Director. Mr. Ide became a director of the Company on October 24, 2014. On January 21, 2015, the Board of Directors appointed him to serve as interim Chief Executive Officer and President, effective February 1, 2015. Since August 2010, Mr. Ide has served as an independent director, investor, and advisor to technology and start-up ventures focused on simple to use software automation tools including mobile SaaS, CMS, and custom marketing and payment systems for small to medium businesses, developers, and enterprise customers. Mr. Ide served as non-executive Chairman of Spindle, Inc. from January 2012 to November 2014. Mr. Ide was a founder and the Chairman and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox, Inc. In July 2009, Mr. Ide developed and executed Modavox, Inc.’s acquisition of Augme Technologies, Inc. creating the first full service mobile agency for Fortune 100 companies. At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer. He resigned as an officer and director in August 2010 to engage in developing and advising technology companies. Mr. Ide was also an independent director in the early stage of SEFE, Inc. Prior to 2005, Mr. Ide served as President of a successful digital agency in Arizona focused on ecommerce, targeted and demand marketing, CMS, and SaaS marketing platforms for fortune 500 companies. Mr. Ide is a technology entrepreneur and an experienced CEO, chairman, patented inventor, and director.

Dwight Mamanteo - Chairman of the Board. Mr. Mamanteo became a director of the Company on January 15, 2014. On January 21, 2015, the Board of Directors appointed him to serve as Chairman of the Board, effective February 1, 2015. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the Board of Directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo serves as the Chairman of the Compensation Committee and as a member of the Audit and Governance Committees. From June 2013 to October 2014, Mr. Mamanteo served on the Board of Directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo served as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers. Mr. Mamanteo served as a member of the Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a Bachelor of Engineering in Electrical Engineering from Concordia University (Montreal).

Michael Jaap - Director. Mr. Jaap has had an extensive career in the field of nonferrous scrap metal recycling, including the areas of copper recycling and copper related raw material feed procurement. Mr. Jaap has worked with companies such as Amax Copper, where he held positions of purchasing copper and precious metal based scrap. Mike also worked for Commercial Metals, where he ran the yard operations of their Los Angeles facility. Mr. Jaap worked for Metal Traders, Warrenton Refining Company, owned by Phillip Anschutz. Mr. Jaap was involved with scrap copper procurement and copper ingot sales. Cyprus Copper Company acquired Warrenton, and Mr. Jaap worked for the Cyprus Copper Division in Phoenix AZ. The sale of Warrenton by Cyprus prompted Mr. Jaap to set up his own companies over the next 19 years. These companies include Copper Consulting Industries, DeReelTech, Southwest Metals, Commodity Choppers, INTL Sieramet, Carbontech, JPH LLC and other ventures not specific to the recycling industry. Mr. Jaap currently owns and operates a copper recycling facility in Indiana, and is an active member of Southwest Metals in Glendale, AZ. Mr. Jaap is a graduate of Michigan State University with a BS in Microbiology and Public Health.

Richard Q. Opler - Director. Since 1998, Mr. Opler has worked in real estate development. Previously Mr. Opler held careers as a commercial real estate agent, VP of Finance for a technology startup firm, and VP of a business consulting and venture capital firm. He also served as director at certain companies. From 1977 to 1985 he worked at World’s Finest Chocolate. Mr. Opler received a Bachelor’s degree from Duke University in 1977 and a Master’s degree in business from the University of Chicago in 1981.

Charles F. Trapp - Director. Mr. Trapp is the former Executive Vice President and Chief Financial Officer of MAM Software Group, Inc. (NASDAQ: MAMS), a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers, and wholesale distributors in the automotive aftermarket, where he served as CFO from November 2007 until his retirement in October 2015. Prior to his employment with MAM Software Group, Inc., Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as CFO and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey.

Frank Kneller - Director. Mr. Kneller is currently the CEO of HoSoPo Corporation dba Horizon Solar Power, which was recently acquired by Oaktree Capital Management’s GFI Energy Group. Previously, Mr. Kneller was the Chief Operating Officer of Verengo Solar, a leading residential solar installation business that was founded in 2008 and grew rapidly to be a top 5 US residential solar business by 2014. Mr. Kneller was recruited to Verengo Solar last October for his successful track record of driving operational excellence at multiple companies and across several different industries. In eight months, Mr. Kneller executed a turnaround project that reduced expenses and increased revenues in the strategic solar market of Southern California. From 2010 to 2014, Mr. Kneller served as the Vice President of Sales & Operations at Sears Holding Company, where he led sales and operations with full profit and loss responsibility of $1.3B, 740+ corporate stores, six franchise stores, multiple call centers, and over 12,000 associates. From 2007 to 2010, he served as the Chief Executive Officer of Aquion Water Treatment Products, a $250M global manufacturer and marketer of water treatment equipment and water quality solutions, where he was selected by the board to lead the revitalization of the company and was responsible for a total reorganization of the business.

Karim Babay - Director. Mr. Babay is currently the President and Chief Investment Officer of Intrinsic Value Investment Partners, a hedge fund that is value focused. Mr. Babay has over 15 years of global investing and corporate finance experience allocating capital across the capital structure (credit and equity), angel investing, liquid and illiquid investments in securities. Mr. Babay started his Wall Street career at Lehman Brothers’ Mergers and Acquisition department. As a result of his stellar achievements, Mr. Babay was invited to join the Center of Excellence team of Principal Investing and, later joined the Capital Structure Arbitrage desk. A notable achievement at the global macro level was Mr. Babay’s call of the Housing Market Bubble in late 2005, which was mentioned in Larry McDonald’s book, “Colossal Failure of Common Sense.” Mr. Babay left Lehman Brothers in 2006 and joined Foxhill Capital, a distressed/ special situation hedge fund, as a partner and member of the investment committee. Prior to his Wall Street experience, Mr. Babay implemented the global strategy for various international companies across the Middle East and Europe. Mr. Babay is proficient in three languages, English, French and Arabic, and possesses significant knowledge and understanding of global trends and their impact on current market conditions. Mr. Babay has published numerous studies and analysis while at Columbia University. Mr. Babay is a member of the Board of Directors of the Arab Bankers Association of North America (ABANA), Overground Arts Alliance, and Chairman of the Board of the Friendship Ambassadors Foundation, Inc. (FAF).Mr. Babay received a B.S. in finance and economics from HEC Institute and an MBA from Columbia Graduate School of Business.

Ian Rhodes – Chief Financial Officer.  Mr. Rhodes previously served as the Chief Financial Officer of Calmare Therapeutics Incorporated, a biotherapeutic company furthering proprietary and patented pain mitigation and wound care technologies, from 2014 to 2016. As Chief Financial Officer, Mr. Rhodes was responsible for all financial and accounting matters, including SEC reporting. From 2012 to 2014, Mr. Rhodes served as an independent consultant and entrepreneur, and his activities included leading an investor / management group in assessing a potential multi-location franchised food concept. From 2009 to 2012, he served as the Vice President, Chief Accounting Officer, and Treasurer of Arch Capital, where he had overall responsibility for SEC and GAAP technical matters. Finally, from 1994 to 2009, Mr. Rhodes was with PricewaterhouseCoopers LLP, where he served as Audit Senior Manager from 2004 to 2009, during which time he worked with some of the firm’s largest and most technically challenging audit clients.

Grant Sahag, Esq. – President.   Mr. Sahag previously served as Executive Vice President and Chief Information Officer of the Company. Prior to being named as Executive Vice President and Chief Information Officer, Mr. Sahag served as Senior VP Business Development and VP International Development. Before joining the Company, Mr. Sahag was a business attorney who specialized in providing strategic business development advice to emerging growth companies. Mr. Sahag managed a practice that focused in the areas of business formation, corporate governance, mergers and acquisitions, intellectual property, strategic partnerships, and international development. Mr. Sahag’s past clients included technology start-ups, retailers, U.S. and international universities, school districts, non-profit charities, and professional athletes. Mr. Sahag has lead several international initiatives, including the expansion of retail franchises into Mexico, the development of a legal practice in Asia, and supply-chain logistics strategy for a non-profit in Africa. Mr. Sahag received a Juris Doctor from Arizona State University, specializing in business law, and a B.S. in Business Administration from the University of Arizona. Mr. Sahag is President and Chairman of the non-profit charity Success Through Sports.

Significant Employees

The Company also relies on the following employees to make significant contributions to its business:

Todd Smith – Executive Vice President of Sales. Prior to being named the Executive Vice President of Sales, Mr. Smith served as Senior VP Sales, Mergers & Acquisitions of the Company since 2010.  From 1995 to 2008, Mr. Smith served as President of Northeast Environmental Services, Inc. (“NES”), located in Cumberland, Rhode Island.  NES specialized in the recycling of used engine coolants, and the distribution of recycled automotive antifreezes, as well as various other collection and disposal services offered to the customer base.  Mr. Smith was responsible for all aspects of the NES operations, and by 2007, NES had gone from its infancy to achieving $5,000,000 in gross revenues.  Mr. Smith supervised the daily operations, research and development, and finances of NES.  Additionally, Mr. Smith was directly involved in the development of a sales force that led to a customer base of over 3,000 clients, maintaining account relations and retention, and the expansion of NES from a 100 mile radius to the entire Northeastern United States.  In 2000 and 2003, Mr. Smith was nominated for the Small Business Association Entrepreneur of the Year Award.

Todd Bernard – Vice President of US Operations. Prior to being promoted as the Company’s Vice President of US Operations, Mr. Bernard served as the Managing Partner of the Company’s South Carolina processing center since acquisition of the processing center from Renew Resources, LLC in October 2012. Mr. Bernard founded Renew Resources in August of 1999, which began brokering waste and then moved quickly into recycling antifreeze and later oil filters. In 2007, under Mr. Bernard’s direction, Renew Resources won Best Small Recycling Business from the Recycling Market Development Advisory Counsel and SC Department of Commerce. Mr. Bernard began working in the waste and recycling industry in 1987. He specializes in problem solving and in designing equipment to make processes more efficient.

Alan Bender – Vice President of Engineering and Technology.  Prior to the role as VP Engineering and Technology, Mr. Bender was the Plant Manager of the New Jersey processing center, overseeing the facility’s daily operations, finances and production of recycled ethylene glycol.  In 2015, he served as Senior Process Engineer, implementing the facility’s chemical production processes and patented technology.  Prior to joining the Company, Mr. Bender was a process engineer at OPower, a SaaS energy company providing user-facing software to manage energy use across the utility industry, serving 18 million consumers.  From 2010 to 2014, Mr. Bender was a Polymer Process Engineer at Performance Fibers, one of the world’s leading producers of industrial polyester fibers and fabrics, manufacturing over 100 million pounds of PET per year.

Wayne A. Merrifield – Vice President, Quality & Research. Mr. Merrifield’s professional career spans more than 35 years in the chemical industry. Technical experience gained from a variety of senior chemical and quality management positions provided the requisite tools necessary to lead the GlyEco quality effort as Manager, Quality & Research when he joined the GlyEco team in 2014. Mr. Merrifield is proud to continue leading the initiative for implementing the Quality Control & Assurance Program at GlyEco and advancing the Company’s intellectual property. In Mr. Merrifield’s current position as Vice President, Quality and Research, he is focused on ensuring GlyEco lives up to its “Quality is in Our DNA” mantra and continuing the tradition of producing technically advanced products that exceed customer’s expectations for performance and quality. Mr. Merrifield earned his Bachelor of Science degree from Northeastern University, Boston, MA and Master of Science - Technology Management from Stevens Institute of Technology, Hoboken, NJ. He is a Senior Member of the American Society for Quality, past Chair of the North Jersey Section of the ASQ, and has been a member of the American Chemical Society for over 30 years.

Matt Hamilton, Esq. – General Counsel and Secretary.  Mr. Hamilton joined the Company upon earning his Juris Doctor (J.D.) degree from the Sandra Day O’Connor College of Law at Arizona State University in 2012.  Mr. Hamilton’s focus prior to joining the Company was in pro bono legal work.  He worked at the College of Law’s Civil Justice Clinic, where he and a colleague argued a pro bono case before the Arizona Court of Appeals, and he volunteered at the Arizona Center for Disability Law, where he focused on know-your-rights literature.  Mr. Hamilton was a William H. Pedrick Scholar at the College of Law and served as Executive Managing Editor of the Sports and Entertainment Law Journal.  Mr. Hamilton is admitted to practice law in the State of Arizona. He graduated summa cum laude with a Bachelor of Science (B.S.) degree in Political Science from Arizona State University in 2009.

Employment / Consulting Agreements

David Ide - On September 4, 2015, the Company entered into a Consulting Agreement with David Ide, the Company’s Chief Executive Officer and President. The Agreement supersedes the terms of the Consulting Agreement previously entered into between the Company and Mr. Ide on February 15, 2015.

Pursuant to the Agreement, the Company has engaged Mr. Ide to continue to serve as the Company’s Chief Executive Officer and President and to have the duties and responsibilities ascribed to such positions in the Company’s Amended and Restated Bylaws. Mr. Ide’s engagement under the Agreement commences on September 1, 2015 (the “Effective Date”), and shall continue until April 30, 2016. Thereafter, Mr. Ide’s engagement may be extended by a subsequent written agreement.

In consideration for his services during the term, the Company will compensate Mr. Ide with a base salary of $16,667.67 per month of which 50% will be paid in cash and 50% will be paid in restricted common stock, which restricted stock shall be granted at the end of each fiscal quarter and shall be priced at the closing price of the Company’s common stock on the last trading day of each fiscal quarter. Mr. Ide will also receive a one-time bonus of $167,667 worth of restricted common stock priced as of the Effective Date at $0.11 per share. This restricted common stock shall vest only upon meeting the following metrics: 50% shall vest upon the Company achieving a year-over-year revenue increase of at least 20% for the first half of fiscal year 2016, and 50% shall vest upon the Company achieving EBITDA positive results for the first half of fiscal year 2016.

Ian Rhodes - On February 12, 2016, the Company entered into an Employment Agreement with Ian Rhodes according to which Mr. Rhodes will serve as the Company’s Chief Financial Officer. Pursuant to the Employment Agreement with Mr. Rhodes, in exchange for Mr. Rhodes performance of his duties as Chief Financial Officer, the Company will compensate him with an annual base salary of $150,000. Mr. Rhodes will be granted 2% of the Company’s total outstanding shares of Common Stock, following the Company’s rights offering, as equity compensation. This stock will vest pursuant to a schedule with certain stock price thresholds that must be achieved based on a 30 trading day volume weighted average price. Mr. Rhodes will also be eligible to receive an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee of the Company’s Board of Directors up to 40% of his salary. The Employment Agreement is for an initial term of one year and will be automatically extended on each anniversary unless earlier terminated.

Grant Sahag - On February 12, 2016, the Company entered into an Employment Agreement with Grant Sahag according to which Mr. Sahag will serve as the Company’s President. Pursuant to the Employment Agreement with Mr. Sahag, in exchange for Mr. Sahag’s performance of his duties as President, the Company will compensate him with an annual base salary of $120,000. Mr. Sahag will be granted 1% of the Company’s total outstanding shares of Common Stock, following the Company’s rights offering, as equity compensation. This stock will vest pursuant to a schedule with certain stock price thresholds that must be achieved based on a 30 trading day volume weighted average price. Mr. Sahag will also be eligible to receive an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee of the Company’s Board of Directors up to 40% of his salary. The Employment Agreement is for an initial term of one year and will be automatically extended on each anniversary unless earlier terminated.

Committees of the Board of Directors and Meeting Attendance

Our Board of Directors has an Audit Committee, a Compensation Committee, a Governance and Nominating Committee, and an Executive Committee, each of which has the composition and responsibilities described below.

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

The members of our Audit Committee are Charles Trapp, Dwight Mamanteo, Richard Q. Opler, and Karim Babay. Mr. Trapp serves as chairperson of the committee. The Board of Directors has determined that Mr. Trapp meets the criteria of an “audit committee financial expert” (as defined under Item 407(d)(5)(ii) of Regulation S-K. Mr. Trapp is also an “independent director” as defined by Section 10A(m)(3)(B)(ii) of the Exchange Act and Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

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

The members of our Compensation Committee are Karim Babay, Dwight Mamanteo, Charles Trapp, and Frank Kneller. Mr. Babay serves as chairperson of the committee.

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

The members of our Governance and Nominating Committee are Frank Kneller, David Ide, Karim Babay, and Richard Q. Opler. Mr. Kneller serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Governance and Nominating, a copy of which can be accessed online at www.glyeco.com/corporategov.html.

Executive Committee

The Executive Committee provides oversight to the Company’s key initiatives affecting its operations and to its base business performance.

The members of our Executive Committee are David Ide, Dwight Mamanteo, Michael Jaap, Charles Trapp, Frank Kneller, and Karim Babay.  Mr. Ide serves as chairperson of the committee.

Family Relationships

None reportable under Item 401(d) of Regulation S-K.

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

Based on a review of the copies of such reports, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2015.

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

Item 11. Executive Compensation

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”), principal financial officer (“PFO”) or acting in similar capacity during the last completed fiscal year, regardless of compensation level, as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Warrant Awards ($)	Option Awards ($)(7)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Ide, Interim CEO And President (PEO) (1)	2015	$179,171	-	-	-		-	-	-		$179,171
John Lorenz, CEO and President (PEO) (1)	2015	$1,385	-	-	$11,673	(2)	-	-	-		$13,058
	2014	$130,385	-	-	-		-	-	$2,000	(4)	$132,285
Alicia Williams Young, CFO (PFO) (5)	2015	$35,215	-	-	$10,625	(3)	-	-	-		$45,840
	2014	$95,769	-	-	$16,254	(3)	-	-			$112,023
Maria Tellez, Interim CFO (PFO) (6)	2015	$18,231	-	-	-		-	-	-		$18,231

(1)	Mr. Ide was appointed interim CEO and President effective February 2015. Mr. Lorenz resigned as CEO and President effective February 2015.
(2)	The estimated value of options issued to Mr. Lorenz is based on the Black-Scholes method. See disclosure below under “Option/SAR Grants in the Fiscal Years Ended December 31, 2015 and 2014.”
(3)	The estimated value of the warrants issued to Ms. Williams Young is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2015 and 2014.”
(4)	Consisted of $2,000 paid to Mr. Lorenz as compensation for being a Director in the Fiscal Years Ended December 31, 2014.
(5)	Ms. Williams Young resigned as CFO effective August 2015.
(6)	Ms. Tellez was appointed interim CFO effective October 2015.
(7)	These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in Note 12 of our audited financial statements for the fiscal years ended December 31, 2015 and 2014.

Option/SAR Grants in Fiscal Year Ended December 31, 2015

In 2015, our named executive officers were granted the following:

Mr. Lorenz was granted on January 31, 2015, 51,652 shares of Common Stock issuable upon the exercise of options at $0.30 per share until January 31, 2025. All options vested immediately upon issuance. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $11,673. These options were issued pursuant to the Company’s Equity Incentive Program.

Ms. Williams Young was granted on January 31, 2015, 45,913 shares of Common Stock issuable upon the exercise of options at $0.30 per share until January 31, 2025. All options vested immediately upon issuance. The aggregate grant date estimated fair value of these options, determined by the Black-Scholes method, was $10,625. These options were issued pursuant to the Company’s Equity Incentive Program.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officer regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2015.

Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/Warrant Exercise Price ($/Sh)	Option/Warrant Expiration Date
David Ide	7,500	2,500	0.69	6/30/2024
	37,500	12,500	0.30	12/18/2024
John Lorenz	156,000	-	$1.25	2/15/2016
	318,356	-	$1.00	6/27/2021
	1,025,000	-	$0.50	8/5/2016
	51,652	-	$0.30	8/5/2016
	569,172	-	$1.00	8/5/2016
Alicia Williams Young	15,000	-	$1.00	9/30/2016
	250,000	-	$0.50	9/30/2016
	355,000	-	$0.50	9/30/2016
	300,000	-	$1.00	9/30/2016
	7,500	-	$0.66	9/30/2016
	45,913	-	$0.30	9/30/2016
Maria Tellez	39,782	13,261	$0.68	6/30/2024
	11,957	-	$0.30	1/31/2025
	8,333	-	$0.30	2/28/2025
	8,333	-	$0.30	3/31/2025
	10,417	-	$0.24	4/30/2025
	10,417	-	$0.24	5/31/2025
	10,417	-	$0.24	6/30/2025

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of the date of this Form 10-K, we have issued 5,688,229 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

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

Director Compensation

According to the Fiscal Year 2015 Director Compensation Plan, independent directors were awarded $2,500 worth of the Company’s restricted stock for each quarter of service. This restricted stock was priced at the close of the last trading day of each quarter. Independent directors were also granted $50,000 equivalent worth in restricted stock, priced as of the closing price on January 1st, 2015, which stock will not vest until the Company’s stock price maintains a $2 per share stock price for a 30 trading day Volume Weighted Average Price (VWAP) duration. The Chairman of the Board received an additional 30%, the Audit Committee Chairman received an additional 20%, and the Compensation Committee Chairman and Governance & Nominating Committee Chairman each received an additional 10% of each form of compensation.

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2015.

Director	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards		Total
Dwight Mamanteo	$-	$-	$13,000.08	(1)	$13,000.08
Michael Jaap	$-	$-	$11,000.04	(2)	$11,000.04
Richard Q. Opler	$-	$-	$11,250.06	(3)	$11,250.06
Charles Trapp	$-	$-	$6,903.88	(4)	$6,903.88
Frank Kneller	$-	$-	$3,389.20	(5)	$3,389.20
Karim Babay	$-	$-	$1,332	(6)	$1,332
John Lorenz	$-	$-	$6,141.26	(7)	$6,141.26
Keri Smith	$-	$-	$9,353.52	(8)	$9,353.52

(1) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Mamanteo was granted 13,000 shares on March 31, 2015 (valued at $3,250), 18,056 shares on June 30, 2015 (valued at $3,250.08), 32,500 shares on September 30, 2015 (valued at $3,250), and 40,625 shares on December 31, 2015 (valued at $3,250).

(2) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Jaap was granted 11,000 shares on March 31, 2015 (valued at $2,750), 15,278 shares on June 30, 2015 (valued at $2,750.04), 27,500 shares on September 30, 2015 (valued at $2,750), and 34,375 shares on December 31, 2015 (valued at $2,750).

(3) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Opler was granted 12,000 shares on March 31, 2015 (valued at $3,000), 16,667 shares on June 30, 2015 (valued at $3,000.06), 27,500 shares on September 30, 2015 (valued at $2,750), and 31,250 shares on December 31, 2015 (valued at $2,500).

(4) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Trapp was granted 5,716 shares on June 30, 2015 (valued at $1,028.88), 28,750 shares on September 30, 2015 (valued at $2,875), and 37,500 shares on December 31, 2015 (valued at $3,000).

(5) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Kneller was granted 6,392 shares on September 30, 2015 (valued at $639.20) and 34,375 shares granted on December 31, 2015 (valued at $2,750).

(6) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Babay was granted 16,644 shares on December 31, 2015 (valued at $1,332).

(7) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Mr. Lorenz, who served as a director until August 5, 2015, was granted 8,000 shares on March 31, 2015 (valued at $2,000), 16,667 shares on June 30, 2015 (valued at $3,000.06), and 11,412 shares on September 30, 2015 (valued at $1,141.20).

(8) Pursuant to the Fiscal Year 2015 Director Compensation Plan, Ms. Smith, who served as a director until November 13, 2015, was granted 11,000 shares on March 31, 2015 (valued at $2,750), 15,278 shares on June 30, 2015 (valued at $2,750.04), 26,850 shares on September 30, 2015 (valued at $2,685), and 14,606 shares on December 31, 2015 (valued at $1,168.48).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 15, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer, director, and director nominee, and (iii) all executive officers, directors, and director nominees as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock (2)

Executive Officers, Directors, and Director Nominees

David Ide —Chief Executive Officer and Director	2,358,889	(3)	2.14%

Dwight Mamanteo —Chairman of the Board	3,744,720	(4)	3.40%

Michael Jaap —Director	551,792	(5)	*

Karim Babay —Director	216,644	(6)	*

Richard Q. Opler —Director	382,344	(7)	*

Charles Trapp —Director	2,633,592	(8)	2.39%

Frank Kneller —Director	128,267	(9)	*

Ian Rhodes —Chief Financial Officer	0	(10)	*

Grant Sahag —President	1,206,167	(11)	1.09%

Executive Officers, Directors, and Director Nominees as a group (9 persons)	11,184,915		9.99%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	8,992,706	(12)	7.90%

Wynnefield Capital Management, LLC 450 Seventh Avenue, Suite 509 New York, NY 10123	29,485,247	(13)	26.77%

John Lorenz & Janet Carnell Lorenz 3511 E. Desert Broom Way Phoenix, AZ 85044	6,871,093	(14)	6.05%

______________

*Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 4802 East Ray Road, Suite 23-408, Phoenix, Arizona 85044 and our telephone number is (866) 960-1539.
(2)	Based on 110,142,616 shares of Common Stock of GlyEco, Inc. outstanding as of March 15, 2016.

(3)	Includes (i) 7,500 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024, and (ii) 37,500 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. Mr. Ide also holds the following unvested stock, which is not included in the table above: (i) 10,417 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 812,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration, and (iii) 1,515,155 unvested shares of Common Stock granted pursuant to Mr. Ide’s Consulting agreement, which shares shall vest 50% upon the Company achieving a year over year revenue increase of at least 20% for the first half of fiscal year 2016 and 50% upon the Company achieving EBITDA positive results for the first half of fiscal year 2016.
(4)	Includes (i) 50,000 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024, and (ii) 11,250 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024. Mr. Mamanteo also holds the following unvested stock, which is not included in the table above: (i) 162,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, and (ii) 1,093,750 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.
(5)	Includes (i) 100,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (ii) 150,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iii) 100,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, (iv) 7,500 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024, (v) 18,750 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024, and (vi) 30,000 shares of Common Stock issuable upon the exercise of warrants at $1.25 until February 15, 2016. Mr. Jaap also holds the following unvested stock, which is not included in the table above: (i) 137,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, and (ii) 750,000 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.
(6)	Includes (i) 150,000 shares of Common Stock issuable upon the exercise of warrants at $1.50 per share until August 15, 2018, and (ii) 50,000 shares of Common Stock issuable upon the exercise of stock options at $1.00 per share until September 20, 2023. Mr. Babay also holds the following unvested stock, which is not included in the table above: 1,000,000 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.
(7)	Includes (i) 20,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021 (ii) 50,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 50,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (iv) 18,750 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. Mr. Opler also holds the following unvested stock, which is not included in the table above: (i) 150,000 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, and (ii) 781,250 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.
(8)	Includes 37,500 shares of Common Stock issuable upon the exercise of options at $0.17 per share until May 22, 2025. Mr. Trapp also holds the following unvested stock, which is not included in the table above: (i) 175,676 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, and (ii) 937,500 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.
(9)

Includes 25,000 shares of Common Stock issuable upon the exercise of options at $0.14 per share until August 27, 2025. Mr. Kneller also holds the following unvested stock, which are not included in the table above: 906,250 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2016 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $0.12 per share stock price for a thirty trading day VWAP duration.

(10)

Mr. Rhodes holds the following unvested stock, which is not included in the table above: 2,200,906 unvested shares of Common Stock granted pursuant to Mr. Rhodes’ Employment Agreement, which shares shall vest upon the Company’s common stock achieving certain 30 trading day volume weighted average prices, as follows: 20% will vest at $0.30 per share, 30% will vest at $0.40 per share, 30% will vest at $0.50 per share, and 20% will vest at $0.60 per share.

(11)

Includes (i) 5,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (ii) 200,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iii) 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (iv) 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (v)   50,000 shares of Common Stock issuable upon the exercise of $0.69 per share until June 30, 2024. Mr. Sahag also holds the following unvested stock, which is not included in the table above: 1,100,453 unvested shares of Common Stock granted pursuant to Mr. Sahag’s Employment Agreement, which shares shall vest upon the Company’s common stock achieving certain 30 trading day volume weighted average prices, as follows: 20% will vest at $0.30 per share, 30% will vest at $0.40 per share, 30% will vest at $0.50 per share, and 20% will vest at $0.60 per share.

(12)	Consists of (i) 940,000 shares of Common Stock issuable upon the exercise of a warrant at a purchase price of $1.00 until February 15, 2016, (ii) 2,605,513 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $1.00 until March 14, 2017, and (iii) 75,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.
(13)	Entities included: Wynnefield Partners Small Cap Value, L.P.I, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan. Mr. Mamanteo, Chairman of our Board of Directors, serves as a Portfolio Manager at Wynnefield Capital.
(16)	Includes (i) 180,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (ii) 80,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (iii) 300,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (iv) 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (v) 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (vi) 32,282 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024 held by Ms. Carnell Lorenz. Also includes (i) 177,419 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Company’s common stock maintaining a $2 per share stock price for a thirty trading day VWAP duration, (ii) 318,356 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until June 27, 2021, (iii) 119,172 shares of Common Stock issuable upon the exercise of options at $1.00 per share until June 27, 2021, (iv) 575,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until October 25, 2021, (v) 450,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 5, 2022, (vi) 450,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023, and (vii) 156,000 shares of Common Stock issuable upon exercise of warrants at $1.25 per share until February 15, 2016 held by Mr. Lorenz. Pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, Mr. Lorenz and Ms. Carnell Lorenz are deemed to beneficially own shares of Common Stock held by each other.

Except as set forth in this prospectus, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None reportable under Item 404 of Regulation S-K.

Director Independence

The Board of Directors has determined that each of the following qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules: Dwight Mamanteo, Michael Jaap, Richard Q. Opler, Charles Trapp, Frank Kneller, and Karim Babay.

David Ide does not qualify as an “independent director,” as Mr. Ide is currently an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

The Company engaged KMJ Corbin & Company LLP to serve as its independent registered public accounting firm for the fiscal year ended December 31, 2015. The Company previously engaged Semple, Marchal & Cooper, LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2014.

Set forth below are the fees paid to KMJ Corbin & Company LLP and Semple, Marchal & Cooper, LLP for each of the last two fiscal years:

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

Auditor:	2015	2014
KMJ Corbin & Company LLP	$25,673	$-
Semple, Marchal & Cooper, LLP	$191,168	$220,383

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2015	2014
KMJ Corbin & Company LLP	$-	$-
Semple, Marchal & Cooper, LLP	$-	$-

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

	2015	2014
KMJ Corbin & Company LLP	$-	$-
Semple, Marchal & Cooper, LLP	$-	$-

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

	2015	2014
KMJ Corbin & Company LLP	$-	$-
Semple, Marchal & Cooper, LLP	$22,531	$44,365

The fees above are related to registration statements.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services the engagement is approved by the Audit Committee of the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	All Financial Statements

The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011
2.2(1)	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd.
3.1(1)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of state of Nevada on October 21, 2011
3.2(15)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014
3.3(1)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011
3.4(1)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011
3.5(8)	Certificate of Designation of Series AA Preferred Stock
4.1(2)	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.
4.2(2)	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
4.3(2)	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian
10.1(5)	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.
10.2(6)	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer)
10.3(7)	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.4(8)	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.
10.5(9)	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5.
10.6(10)	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5
10.7(11)	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer).
10.8(12)	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc.

10.9(13)	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.
10.10(14)	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.
10.11(16)*	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide
10.12(17)*	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes
10.13(17)*	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag
10.14(3)*	2007 Stock Option Plan
10.15(3)*	2012 Equity Incentive Plan
10.16(4)*	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan
14.1	Code of Ethics
21.1(17)	List of Subsidiaries of the Company
23.1(17)	Consent of KMJ Corbin & Company LLP
31.1(17)	Rule 13a-14(a)/15d-14(a) Certificate of David Ide, Chief Executive Officer
31.2(17)	Rule 13a-14(a)/15d-14(a) Certificate of Ian Rhodes, Chief Financial Officer
31.1(17)	Section 1350 Certificate of David Ide, Chief Executive Officer
31.2(17)	Section 1350 Certificate of Ian Rhodes, Chief Financial Officer
101.INS (18)	XBRL Instance Document
101.SCH (18)	XBRL Taxonomy Schema
101.CAL (18)	XBRL Taxonomy Calculation Linkbase
101.DEF (18)	XBRL Taxonomy Definition Linkbase
101.LAB (18)	XBRL Taxonomy Label Linkbase
101.PRE (18)	XBRL Taxonomy Presentation Linkbase

* Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.

(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 13, 2012, and incorporated by reference herein.

(13)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.

(15)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on August 8, 2014, and incorporated by reference herein.

(16)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on September 11, 2015, and incorporated by reference herein.
(17)	Filed herewith.
(18)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ David Ide
Date: April 1, 2016	David Ide Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ide
David Ide	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2016

/s/ Ian Rhodes
Ian Rhodes	Chief Financial Officer	April 1, 2016
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dwight Mamanteo
Dwight Mamanteo	Chairman of the Board of Directors	April 1, 2016

/s/ Michael Jaap
Michael Jaap	Director	April 1, 2016

/s/ Richard Q. Opler
Richard Q. Opler	Director	April 1, 2016

/s/ Charles Trapp
Charles Trapp	Director	April 1, 2016

/s/ Frank Kneller
Frank Kneller	Director	April 1, 2016

/s/ Karim Babay
Karim Babay	Director	April 1, 2016

