Form 10-Q
period 2016-03-31
GlyEco, Inc.
filed 2016-05-16
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-30396

GLYECO, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

230 Gill Way Rock Hill, South Carolina	29730
(Address of principal executive offices)	(Zip Code)

(866) 960-1539
(Registrant's telephone number, including area code)

4802 E. Ray Rd., Ste. 23-408, Phoenix, AZ 85044
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

Yes ☐  No ☒

As of May 13, 2016, the registrant had 111,561,629 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$3,804,690	$1,276,687
Accounts receivable, net	757,229	807,906
Prepaid expenses	64,882	95,775
Inventories	373,087	380,789
Total current assets	4,999,888	2,561,157

Property, plant and equipment, net	1,266,599	1,279,057

Other Assets
Deposits	32,036	26,688
Goodwill	835,295	835,295
Other intangible assets, net	151,575	169,533
Total other assets	1,018,906	1,031,516

Total assets	$7,285,393	$4,871,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,505,838	$1,522,037
Due to related parties	27,522	34,405
Notes payable – current portion	124,308	117,972
Capital lease obligations – current portion	6,838	9,752
Total current liabilities	1,664,506	1,684,166

Non-Current Liabilities
Note payable – non-current portion	22,622	-
Capital lease obligations – non-current portion	9,266	10,211
Total non-current liabilities	31,888	10,211

Total liabilities	1,696,394	1,694,377

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, 300,000,000 shares authorized; $0.0001 par value; 111,496,754 and 72,472,412 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	11,149	7,248
Additional paid-in capital	40,934,263	37,720,608
Accumulated deficit	(35,356,413)	(34,550,503)
Total stockholders' equity	5,588,999	3,177,353

Total liabilities and stockholders' equity	$7,285,393	$4,871,730

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$1,442,898	$1,342,451
Cost of goods sold	1,305,527	1,450,264
Gross profit (loss)	137,371	(107,813)

Operating expenses
Consulting fees	42,560	97,310
Share-based compensation	280,764	333,587
Salaries and wages	256,450	140,945
Legal and professional	98,773	121,902
General and administrative	259,488	134,294
Total operating expenses	938,035	828,038

Loss from operations	(800,664)	(935,851)

Other (income) and expense
Interest income	(53)	(81)
Interest expense	4,612	42,996
Total other expense, net	4,559	42,915

Loss before provision for income taxes	(805,223)	(978,766)

Provision for income taxes	687	-

Net loss	$(805,910)	(978,766)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	86,451,976	63,095,961

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2016

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2015	72,472,412	$7,248	$37,720,608	$(34,550,503)	$3,177,353

Common shares for cash, net	37,115,620	3,746	2,933,046	-	2,936,792

Share-based compensation	1,548,722	155	280,609	-	280,764

Net loss	-	-	-	(805,910)	(805,910)

Balance, March 31, 2016	111,136,754	$11,149	$40,934,263	$(35,356,413)	$5,588,999

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(805,910)	$(978,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,573	149,283
Amortization	17,958	52,957
Share-based compensation expense	280,764	333,587
Provision for bad debt	63,189	-
Changes in operating assets and liabilities:
Accounts receivable, net	(12,512)	(27,321)
Due from related party	-	-
Prepaid expenses	30,893	13,778
Inventories	7,702	(384,843)
Deposits	(5,348)	-
Accounts payable and accrued expenses	(16,197)	(459,165)
Due to related party	(6,883)	(31,877)

Net cash used in operating activities	(387,771)	(1,332,367)

Cash flows from investing activities
Purchase of property, plant and equipment	(13,605)	(95,893)

Net cash used in investing activities	(13,605)	(95,893)

Cash flows from financing activities
Repayment of notes payable	(3,552)	(1,686)
Repayment of capital lease obligations	(3,861)	(78,035)
Proceeds from sale of common stock, net	2,936,792	3,547,048

Net cash provided by financing activities	2,929,379	3,467,327

Increase in cash	2,528,003	2,039,067

Cash at beginning of the period	1,276,687	494,847

Cash at end of the period	$3,804,690	$2,533,914

Supplemental disclosure of cash flow information
Interest paid during period	$2,312	$42,996
Income taxes paid during period	$687	$-

Supplemental disclosure of non-cash items
Acquisition of equipment with note payable	$32,510	$-

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) collects and recycles waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate six processing centers in the United States with our corporate offices located in Rock Hill, South Carolina. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland.  We also previously operated a processing center in Elizabeth, New Jersey.

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

Going Concern

The condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2016, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the Company’s audited consolidated financial statements and related notes.

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

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Such amounts were insignificant during the three months ended March 31, 2016 and 2015. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $114,793 and $203,270 as of March 31, 2016 and December 31, 2015, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The Company provides for depreciation on the cost of its equipment using the straight-line method over an estimated useful life, ranging from three to twenty years, and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

For purposes of computing depreciation, the useful lives of property, plant and equipment are as follows:

Leasehold improvements	Lesser of the remaining lease term or 5 years

Machinery and equipment	3-20 years

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

Cash, accounts receivable, accounts payable and accrued expenses, amounts due to and from related parties and current portion of capital lease obligations and notes payable are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities, which represent level 2 input levels.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. At March 31, 2016, these potentially dilutive securities included warrants of 8,366,137 and stock options of 11,499,400 for a total of 19,865,537. At March 31, 2015, these potentially dilutive securities included warrants of 17,567,326 and stock options of 11,421,833 for a total of 29,989,159.

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

Share-based Compensation

All share-based payments to employees and non-employee directors, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier.

Non-employee share-based compensation is accounted for based on the fair value of the related stock or options, using the BSM, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company, except as discussed below.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently assessing the impact of the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting, or as a non-vesting condition that affects the grant-date fair value of an award. The update requires that compensation costs are recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. There was no impact from the adoption of this ASU.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective beginning in the first quarter of 2017. Early application is permitted. The Company is currently evaluating the effect that the standard will have on the condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. This presentation is consistent with the guidance in Concepts Statement 6, which states that debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs are not assets because they provide no future economic benefit. This presentation also improves consistency with IFRS, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. This update is effective for the annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. There was no impact from the adoption of this ASU.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within these reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-17 will have on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company is currently assessing the impact of the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplified certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting the new stock compensation standard on its condensed consolidated financial statements.

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	March 31,	December 31,
	2016	2015
Raw materials	$159,309	$217,165
Work in process	59,246	84,343
Finished goods	154,532	79,281
Total inventories	$373,087	$380,789

NOTE 4 – Income Taxes

As of March 31, 2016 and December 31, 2015, the Company had a net operating loss (NOL) carryforward available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of March  31, 2016 and December 31, 2015 to reduce the net tax benefit asset value to zero.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	March 31,	December 31,
	2016	2015
Machinery and equipment	$1,905,565	$1,863,322
Leasehold improvements	50,772	50,772
Accumulated depreciation	(720,540)	(661,930)
	1,235,797	1,252,164
Construction in process	30,712	26,893
Total property, plant and equipment, net	$1,266,599	$1,279,057

NOTE 6– Stockholders' Equity

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

As of March 31, 2016, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of March 31, 2016, the Company has 111,496,754, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

For the quarter ended March 31, 2016, employees could elect to receive twelve and a half shares of common stock per each dollar participated in the Equity Incentive Program.

During the three months ended March 31, 2016, the Company issued the following shares of common stock in connection with financing activities:

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

During the three months ended March 31, 2016, the Company issued the following shares of common stock for compensation:

On January 31, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.08 per share.

On February 28, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.08 per share.

On March 28, 2016, the Company issued an aggregate of 419,348 shares of Common Stock to four employees of the Company pursuant to certain performance incentive programs at a price of $0.11 per share.

On March 31, 2016, the Company issued an aggregate of 837,498 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.09 per share.

On March 31, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.08 per share.

Summary:

	Number of Common Shares Issued	Value of Common Shares
Common shares for cash, net of offering costs	37,475,620	$2,936,792
Share-based compensation	1,548,722	$280,764

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $38,000, which will be amortized over the estimated service period. The Company recorded an expense of $1,586 from the amortization of the unvested restricted shares for the quarter ended March 31, 2016. The shares were valued using a Monte Carlo Simulation with a six year life, 88.0% volatility and a risk free interest rate of 1.79%.

In September 2015, the Board of Directors approved the issuance of 1,524,245 restricted shares of the Company. These shares will be issued to the then Interim Chief Executive Officer and President upon vesting, which will be according to the following terms:

•	50% if the Company’s revenue for the first half of 2016 is at least 20% greater than revenue for the first half of 2015 and
•	50% if the Company has positive EBITDA (a non GAAP measure) for the first half of 2016.

The initial value of the restricted stock grant was approximately $92,000. The Company has not recorded any expense related to this grant as the applicable accounting guidance requires that if the performance condition must be met for the award to vest, compensation cost will be recognized only if the performance condition is satisfied and the above noted performance conditions have not been met. Further, the estimated quantity of awards for which it is probable that the performance conditions will be achieved must be reevaluated each reporting period and adjusted and management has estimated that the probability of achieving the performance conditions is minimal.

In February 2016, the Board of Directors approved the issuance of 3,301,358 restricted shares of the Company. These shares will be issued to the then President (1,100,453 shares) and Chief Financial Officer (2,200,905 shares) upon vesting, which will be according to the following terms:

-	20% when the market price of the Company’s common stock trades at or above $0.30 for a specified period.
-	30% when the market price of the Company’s common stock trades at or above $0.40 for a specified period.
-	30% when the market price of the Company’s common stock trades at or above $0.50 for a specified period.
-	20% when the market price of the Company’s common stock trades at or above $0.60 for a specified period.

The initial value of the restricted stock grant was approximately $198,000, which will be amortized over the estimated service period. The Company recorded an expense of $452 from the amortization of the unvested restricted shares for the quarter ended March 31, 2016. The shares were valued using a Monte Carlo Simulation with a six year life, 91.0% volatility and a risk free interest rate of 1.34%.

In January 2016, the Board of Directors approved the issuance of 6,281,250 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $0.12 for a specified period or if the Company has positive EBITDA (a non GAAP measure) for one quarter in 2016. As of March 31, 2016, the Company has determined it is probable the Company will achieve the performance target.

The initial value of the restricted stock grant was approximately $455,000, which will be amortized over the estimated performance period. The Company recorded an expense of $113,840 from the amortization of the unvested restricted shares for the quarter ended March 31, 2016. The shares were valued using a Monte Carlo Simulation with a one year life, 106.0% volatility and a risk free interest rate of 0.65%. The estimated value of the restricted stock grant based on the market target was approximately $281,000. If the performance target is not achieved, the Company will recognize this value over the service period.

Options and warrants

During the quarter ended March 31, 2016, the Company did not have any grants or exercises of stock options or warrants. The Company recognized $20,033 of expense related to the vesting of outstanding options during the quarter ended March 31, 2016.

NOTE 7 – Related Party Transactions

Former Interim Chief Executive Officer

The former Interim Chief Executive Officer, who stepped down at the end of April 2016, is the sole owner of Rocco Advisors. Amounts due and payable to the Interim Chief Executive Officer for services performed were paid to Rocco Advisors, instead of directly to the Interim Chief Executive Officer. These services and fees were in the ordinary course of business and subject to an agreement approved by the Company’s Board of Directors.

	2016	2015
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	50,000	15,000
Monies paid	(15,000)	(7,500)
Ending Balance as of March 31,	$35,000	$7,500

Vice President of US Operations

The Vice President of US Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of US Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2016	2015
Beginning Balance as of January 1,	$2,791	$(3,200)
Monies owed to related party for services performed	21,106	17,742
Monies paid	(18,718)	(16,135)
Ending Balance as of March 31, (receivable)	$5,179	$(1,593)

Florida General Manager

The General Manager of our Florida processing center, who joined the Company in December 2015, also manages the business of Brian’s On-Site Recycling, Inc., which is a competitor to the Company in the local Florida market. The Company sells finished goods to Brian’s On-Site Recycling, Inc. and buys raw materials from Brian’s On-Site Recycling, Inc.

2016
Beginning Balance as of January 1,	$3,942
Monies owed to related party for services performed	3,257
Monies due from related party for services performed	(15,841)
Monies paid, net	(1,959)
Ending Balance as of March 31, (receivable)	$(10,601)

Former Chief Technical Officer

The former Chief Technical Officer, who left the Company in late 2015, is the sole owner of WEBA Technologies (“WEBA”), which was paid for products sold to GlyEco, primarily consisting of additive packages for antifreeze. The Company also incurred expenses for consulting services provided by the former Chief Technical Officer in the ordinary course of business. The WEBA transactions are summarized below.

2015
Beginning Balance as of January 1,	$8,024
Monies owed to related party for services performed	65,236
Monies paid	(59,516)
Ending Balance as of March 31,	$13,744

NOTE 8 – Commitments and Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of two pending legal proceedings and one outstanding alleged claim.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

Acquisition Sub. #4 is in the process of filing a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of March 31, 2016 and December 31, 2015, the Company had recorded an accrual in the amount of $250,000 and $250,000, respectively to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

NOTE 9 – Subsequent Events

Recent Stock Issuances

Since April 1, 2016, the Company has issued an aggregate of 64,875 shares of common stock pursuant to the Company’s Equity Incentive Program.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. Our processing centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product into same store and new store customers as a non-recycled product.

We have deployed our proprietary technology across our footprint, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service. We have rolled out GlyEco University, a data and training tool for GlyEco stakeholders. GlyEco University will continue to be our center for intellectual property, advanced development group, and both internal and external glycol and GlyEco course training. We have expanded our space in Rock Hill, SC, for our QC&A, research and advanced development group headquarters, as well as for our sales and client services groups, respectively.

We ceased operations at our former New Jersey Processing Center, effective December 28, 2015. We believe the reduction in expenses and related negative cash flow from the New Jersey Processing Center will allow the Company to continue and advance its retail automotive business, and as a result, help support the goal of positive cash flows from the Company’s six processing centers. With the expected reduction in cash losses, we plan to reinvest in expanding our footprint in the United States. Our knowledge and focus on the glycol industry creates opportunities for GlyEco to leverage our process technology. These include difficult to process waste streams, process engineering partnerships, technology licensing, and other types of ventures. Also, our current footprint and markets remain open to growth and same store increases. We will weigh our opportunities as they are introduced, leveraging our management team and Board of Directors as needed to support or contribute experience to these opportunities. We will invest in infrastructure to support the growth of our existing business, and as we continue to add customers, we will be required to multiply the capacity of our processing centers. We will increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and as needed, certain recycling hardware. As our business is focused on retail we will continue to evolve our sales and marketing groups primarily in marketing automation, lead generation, and sales onboarding. We will also continue to add human resources where they may be optimized for effectiveness which we have identified several. GlyEco will continue to adapt to the marketplace, which we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity of our products. GlyEco is a brand and as such we will continue to promote the values and culture of the organization. Our marketing messages will be delivered through social, print, and other related media distribution.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers. We will continue to adapt to the marketplace, which we believe will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity for our products.

Strategic Plan

Expand Customer Count and Profits. We intend to utilize our ability to produce an exceptional product, accept difficult streams, provide outstanding customer service, and advance outbound sales to drive market expansion. Our customers and partners require high levels of quality and sensitivity to regulatory and environmental compliance, which we emphasize through initial and ongoing field training, facility policies and procedures, and ongoing analysis of operating performance. Our current markets see opportunity for improvement and we believe we have opportunity to increase same store sales year over year. We also plan to enter new markets with strategic partners and current customer. In some markets we will resell other accretive products such as windshield washer fluid.

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

Impairment of Goodwill and Other Intangible Assets

As of March 31, 2016, goodwill and net intangible assets recorded on our condensed consolidated balance sheet aggregated to $986,870 (of which $835,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Assumptions used in the calculation were determined as follows:

☐	Expected term is generally determined using the weighted average of the contractual term and vesting period of the award;

☐	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company, over the expected term of the award;

☐	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

☐	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of March 31, 2016 and 2015, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a two pending legal proceedings and one outstanding alleged claim.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

Acquisition Sub. #4 is in the process of filing a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the fiscal quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of March 31, 2016 December 31, 2015, the Company had recorded an accrual in the amount of $250,000 and $250,000, respectively to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales

For the three-month period ended March 31, 2016, Net Sales were $1,442,898 compared to $1,342,451 for the three-month period ended March 31, 2015, representing an increase of $100,447, or approximately 8%. The increase in Net Sales was due to the addition of new retail customers, partially offset by the impact of the closure of our former New Jersey processing center in December 2015. For the three-month period ended March 31, 2015, Net Sales for the New Jersey facility were $211,000. Although the Company plans to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales might decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to cull non-profitable sales and/or operations.

Cost of Goods Sold

For the three-month period ended March 31, 2016, our Costs of Goods Sold was $1,305,527, compared to $1,450,264 for the three-month period ended March 31, 2015, representing a decrease of $144,737, or approximately 10%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015 partially offset by additional costs associated with the increase in Net Sales. For the three-month period ended March 31, 2015, Cost of Goods Sold for the New Jersey facility were $568,000.

Gross Profit (Loss)

For the three-month period ended March 31, 2016, we realized a gross profit of $137,371, compared to a gross loss of $(107,813) for the three-month period ended March 31, 2015. This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross profit margin for the three-month period ended March 31, 2016, was approximately 10%, compared to approximately (8) % for the three-month period ended March 31, 2015.

Operating Expenses

For the three-month period ended March 31, 2016, operating expenses increased to $938,035 from $828,038 for the three-month period ended March 31, 2015, representing an increase of $109,997, or approximately 13%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $42,560 for the three-month period ended March 31, 2016, from $97,310 for the three-month period ended March 31, 2015, representing a decrease of $54,750, or 56%. The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $280,764 for the three-month period ended March 31, 2016, from $333,587 for the three-month period ended March 31, 2015, representing a decrease of $52,823, or 16%.   The decrease is primarily due to the lower fair value of awards, due to our lower share price, issued during the quarter ended March 31, 2016, as compared to the fair values for awards during the same period in 2015.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $256,450 for the three-month period ended March 31, 2016, from $140,945 for the three-month period ended March 31, 2015, representing an increase of $115,505 or 82%.  The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house technical resources to support the Company’s product quality enhancement and production capacity increase efforts.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended March 31, 2016, Legal and Professional Fees decreased to $98,773 from $121,902 for the three-month period ended March 31, 2015, representing a decrease of $23,129 or approximately 19%. The decrease is primarily attributable to our focus to reduce our reliance on the outsourcing of professional services and utilize the abilities of our in-house staff and well as cost savings achieved for certain services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2016, G&A Expenses increased to $259,488 from $134,294 for the three-month period ended March 31, 2015, representing an increase of $125,194, or approximately 93%.  The increase is primarily due to ongoing costs related to our New Jersey processing center that was closed in December 2015. The Company is taking steps to complete the wind down of the New Jersey processing center and eliminate these ongoing costs.

Other Income and Expenses

For the three-month period ended March 31, 2016, Other Income and Expenses decreased to $4,559 from $42,915 for the three-month period ended March 31, 2015, representing a decrease of $38,356, or approximately 89%. Other Income and Expenses consist primarily of Interest Income and Interest Expense.

Interest Income consists of the interest earned on the Company’s corporate bank account.  Interest Income for the three-month period ended March 31, 2016, decreased to $53 from $81 for the three-month period ended March 31, 2015, representing a decrease of $28 or approximately 35%.  The decrease was due to less cash being held in interest-bearing accounts.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the three-month period ended March 31, 2016, Interest Expense decreased to $4,612 from $42,996 for the three-month period ended March 31, 2015, representing a decrease of $38,384 or approximately 89%. The decrease was mainly due to a decline in interest expense resulting from a decrease in capital lease obligations.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended March 31,
	2016	2015
Net loss	$(805,910)	$(978,766)

Interest expense, net	4,559	42,915
Income tax expense	687	-
Depreciation and amortization	76,531	202,240
Stock-based compensation	280,764	333,587
Adjusted EBITDA	$(443,369)	$(400,024)

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

For the three months ended March 31, 2016 and 2015, net cash used in operating activities was $387,771 and $1,332,367, respectively.  The decrease in cash used in operating activities is due to the decrease in our net loss as well as significant period over period decreases in the changes in inventories and accounts payable and accrued expenses. For the three months ended March 31, 2016, the Company used $13,605 in cash for investing activities, compared to the $95,893 used in the prior year’s period.  These amounts were comprised entirely of capital expenditures for equipment. For the three months ended March 31, 2016 and 2015, we received $2,929,379 and $3,467,327, respectively, in cash from financing activities. The decrease is due to the funds received from a private placement offering in February 2015 exceeding the funds received from the rights offering conducted in February 2016, which are both discussed further below.

As of March 31, 2016, we had $4,999,888 in current assets, consisting of $3,804,690 in cash, $757,229 in accounts receivable, $64,882 in prepaid expenses, and $373,087 in inventories. Cash increased from $1,276,687 as of December 31, 2015, to $3,804,690 as of March 31, 2016, primarily due to the rights offering in February 2016.

As of March 31, 2016, we had total current liabilities of $1,664,503 consisting primarily of accounts payable and accrued expenses of $1,505,838. As of March 31, 2016, we had total non-current liabilities of $146,888, consisting primarily of the non-current portion of our capital lease obligations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2016, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations.

Our plans to address these matters include achieving profitable operations, raising additional financing through offering our shares of the Company's capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy. We plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities.

In their report dated April 1, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2015 concerning the Company's assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The table below sets forth certain information about the Company’s liquidity and capital resources for the quarters ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net cash (used in) operating activities	$(387,771)	$(1,332,367)
Net cash (used in) investing activities	(13,605)	(95,893)
Net cash provided by financing activities	2,929,379	3,467,327
Net increase in cash and cash equivalents	2,528,003	2,039,067
Cash - beginning of period	1,276,687	494,847
Cash - end of period	$3,804,690	$2,533,914

The Company may not have sufficient capital to sustain expected operations for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the three months ended March 31, 2016, we completed a rights offering and raised net proceeds of $2,936,792, which is discussed further below.

Private Placement in February 2015

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

Rights Offering in February 2016

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of March 31, 2016.

Our material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2016, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report are in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating this previously identified material weakness by retaining accounting staff members with public company experience.

This Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, the Company hired a new Chief Financial Officer with public company experience. We believe this will help remediate the material weakness identified above.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) are typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a two pending legal proceedings and one outstanding alleged claim.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. This civil action is still pending.

Acquisition Sub. #4 is in the process of filing a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. As of March 31, 2016 and December 31, 2015, the Company had recorded an accrual in the amount of $250,000 to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K filed on April 4, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2016, the Company issued unregistered securities as follows:

On January 31, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On February 28, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On March 28, 2016, the Company issued an aggregate of 419,348 shares of Common Stock to four employees of the Company pursuant to certain performance incentive programs at a price of $0.11 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On March 31, 2016, the Company issued an aggregate of 837,498 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.09 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On March 31, 2016, the Company issued an aggregate of 97,292 shares of Common Stock to five employees of the Company pursuant to the Company's Equity Incentive Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6.  Exhibits.

No.	Description

31.1(1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(2)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: May 16, 2016	By: /s/ Grant Sahag
Grant Sahag
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By: /s/ Ian Rhodes
Ian Rhodes
Chief Financial Officer
(Principal Financial Officer)

