Form 10-Q
period 2016-06-30
GlyEco, Inc.
filed 2016-08-15
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Yes ☐  No ☒

As of August 12, 2016, the registrant had 118,839,163 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$2,422,784	$1,276,687
Cash - restricted	100,000	-
Accounts receivable, net	615,242	807,906
Prepaid expenses	109,387	95,775
Inventories	255,129	380,789
Total current assets	3,502,542	2,561,157

Property, plant and equipment, net	1,472,660	1,279,057

Other Assets
Deposits	32,036	26,688
Goodwill	885,295	835,295
Other intangible assets, net	268,618	169,533
Total other assets	1,185,949	1,031,516

Total assets	$6,161,151	$4,871,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$990,729	$1,522,037
Due to related parties	2,696	34,405
Contingent acquisition obligation	100,000	-
Notes payable – current portion	42,722	117,972
Capital lease obligations – current portion	6,735	9,752
Total current liabilities	1,142,882	1,684,166

Non-Current Liabilities
Notes payable – non-current portion	149,630	-
Capital lease obligations – non-current portion	5,145	10,211
Total non-current liabilities	154,775	10,211

Total liabilities	1,297,657	1,694,377

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, 300,000,000 shares authorized; $0.0001 par value; 118,784,846 and 72,472,412 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	11,878	7,248
Additional paid-in capital	41,251,005	37,720,608
Accumulated deficit	(36,399,389)	(34,550,503)
Total stockholders' equity	4,863,494	3,177,353

Total liabilities and stockholders' equity	$6,161,151	$4,871,730

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,313,863	$2,041,901	$2,756,761	$3,384,352
Cost of goods sold	1,380,467	2,281,624	2,685,994	3,731,888
Gross profit (loss)	(66,604)	(239,723)	70,767	(347,536)

Operating expenses
Consulting fees	58,863	122,462	101,423	219,772
Share-based compensation	317,471	296,513	598,235	630,100
Salaries and wages	282,561	128,500	539,011	269,446
Legal and professional	43,124	64,035	141,897	185,937
General and administrative	276,893	183,736	536,381	318,030
Total operating expenses	978,912	795,246	1,916,947	1,623,285

Loss from operations	(1,045,516)	(1,034,969)	(1,846,180)	(1,970,821)

Other (income) and expenses
Interest income	(165)	(95)	(218)	(176)
Interest expense	7,366	40,912	11,978	83,907
Gain on settlement of note payable	(15,000)	-	(15,000)	-
Total other (income) expense, net	(7,799)	40,817	(3,240)	83,731

Loss before provision for income taxes	(1,037,717)	(1,075,786)	(1,842,940)	(2,054,552)

Provision for income taxes	5,259	-	5,946	-

Net loss	$(1,042,976)	$(1,075,786)	$(1,848,886)	$(2,054,552)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	112,772,095	70,427,963	99,679,783	66,786,804

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2016

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2015	72,472,412	$7,248	$37,720,608	$(34,550,503)	$3,177,353

Issuance of common stock for cash, net	37,475,620	3,746	2,933,046	-	2,936,792

Share-based compensation	8,836,814	884	597,351	-	598,235

Net loss	-	-	-	(1,848,886)	(1,848,886)

Balance, June 30, 2016	118,784,846	$11,878	$41,251,005	$(36,399,389)	$4,863,494

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(1,848,886)	$(2,054,552)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	119,855	298,566
Amortization	35,914	105,914
Share-based compensation expense	598,235	630,100
Provision for bad debt	24,014	-
Gain on settlement of note payable	(15,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	168,649	(523,421)
Prepaid expenses	(13,612)	20,992
Inventories	125,660	(489,273)
Deposits	(5,348)	(5,980
Accounts payable and accrued expenses	(531,307)	(287,757)
Due to related parties	(31,709)	(18,009)

Net cash used in operating activities	(1,373,535)	(2,323,420)

Cash flows from investing activities
Cash paid for acquisition	(100,000)	-
Cash - restricted	(100,000)	-
Purchases of property, plant and equipment	(95,305)	(100,565)

Net cash used in investing activities	(295,305)	(100,565)

Cash flows from financing activities
Repayment of notes payable	(113,772)	(3,400)
Repayment of capital lease obligations	(8,083)	(159,684)
Proceeds from sale of common stock, net	2,936,792	3,547,048

Net cash provided by financing activities	2,814,937	3,383,964

Increase in cash	1,146,097	959,979

Cash at beginning of the period	1,276,687	494,847

Cash at end of the period	$2,422,784	$1,454,826

Supplemental disclosure of cash flow information
Interest paid during period	$11,978	$83,907
Income taxes paid during period	$5,946	$-

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$203,152	$-

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a chemical recycling and distribution company, which specializes in collecting and recycling waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate six processing centers in the United States with our corporate offices located in Rock Hill, South Carolina. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers.  We also previously operated a processing center in Elizabeth, New Jersey.

The Company was formed in the State of Nevada on October 21, 2011. We were formed to acquire the assets of companies in the business of recycling and processing waste glycol and to apply our proprietary technology to provide a higher quality of glycol to end-market users throughout North America.

We are currently comprised of the parent corporation GlyEco, Inc., and the acquisition subsidiaries that were formed to acquire the processing centers listed above, including the Elizabeth, New Jersey Processing Center which we no longer operate. These processing centers are held in seven subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, have been prepared assuming that the Company will continue as a going concern. As of June 30, 2016, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Consolidation

These condensed consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned subsidiaries. All significant intercompany accounting transactions have been eliminated as a result of consolidation. The subsidiaries include: GlyEco Acquisition Corp #1 (“Acquisition Sub #1”) located in Minneapolis, Minnesota; GlyEco Acquisition Corp #2 (“Acquisition Sub #2”) located in Indianapolis, Indiana; GlyEco Acquisition Corp #3 (“Acquisition Sub #3”) located in Lakeland, Florida; GlyEco Acquisition Corp #4 (“Acquisition Sub #4”) formerly located in Elizabeth, New Jersey; GlyEco Acquisition Corp #5 (“Acquisition Sub #5”) located in Rock Hill, South Carolina; GlyEco Acquisition Corp #6 (“Acquisition Sub #6”) located in Tea, South Dakota; and GlyEco Acquisition Corp. #7 (“Acquisition Sub #7”) located in Landover, Maryland.

Operating Segments

Operating segments are defined as components of an enterprise for each of which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of each segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. The Company operates as one segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as, the allowance for doubtful accounts, the valuation of share-based compensation and warrants, the allocation of the purchase price in the Company’s acquisitions, the recoverability of property, plant and equipment, goodwill, and other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

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

Costs and Expenses

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Such amounts were insignificant during the three and six months ended June 30, 2016 and 2015. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $76,247 and $203,270 as of June 30, 2016 and December 31, 2015, respectively.

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

Cash, accounts receivable, accounts payable and accrued expenses, amounts due to related parties, contingent acquisition obligations and current portion of capital lease obligations and notes payable are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. At June 30, 2016, these potentially dilutive securities included warrants of 8,266,137 and stock options of 10,461,618 for a total of 18,727,755. At June 30, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,644,585 for a total of 28,211,911.

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

Share-based Compensation

All share-based payments to employees and non-employee directors, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718. Compensation expense for share-based payments to employees and directors is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model or the Monte Carlo Simulation. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier. For awards with market conditions, compensation cost is recorded on the accelerated attribution method over the derived service period.

Non-employee share-based compensation is accounted for based on the fair value of the related stock or options, using the BSM, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company, except as discussed below.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and disclosures.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory” (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

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

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	June 30,	December 31,
	2016	2015
Raw materials	$148,709	$217,165
Work in process	30,754	84,343
Finished goods	75,666	79,281
Total inventories	$255,129	$380,789

NOTE 4 – Income Taxes

As of June 30, 2016 and December 31, 2015, the Company had a net operating loss (NOL) carryforward available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of June 30, 2016 and December 31, 2015 to reduce the net tax benefit asset value to zero. The provision for income taxes for the three and six months ended June 30, 2016 consists of state tax expenses.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	June 30,	December 31,
	2016	2015
Machinery and equipment	$2,109,847	$1,863,322
Leasehold improvements	50,772	50,772
Accumulated depreciation	(781,784)	(661,930)
	1,378,835	1,252,164
Construction in process	93,825	26,893
Total property, plant and equipment, net	$1,472,660	$1,279,057

NOTE 6– Stockholders' Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 40,000,000 shares of $0.0001 par value, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company’s assets. Of the 40,000,000 preferred shares the Company is authorized by its articles of incorporation, the Board of Directors has designated 3,000,000 as Series AA preferred shares.

As of June 30, 2016, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of June 30, 2016, the Company has 118,784,846, $0.0001 par value, shares of common stock outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of $0.0001 par value, common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

For the quarter ended June 30, 2016, employees could elect to receive ten shares of common stock per each dollar participated in the Equity Incentive Program.

During the six months ended June 30, 2016, the Company issued the following shares of common stock in connection with financing activities:

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

During the rights offering, subscription rights to purchase a total of 37,475,620 shares of common stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of $2,998,050 before deducting expenses of the rights offering.

During the six months ended June 30, 2016, the Company issued the following shares of common stock for compensation:

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

On April 30, 2016, the Company issued an aggregate of 64,875 shares of Common Stock to seven employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share.

On May 31, 2016, the Company issued an aggregate of 86,234 shares of Common Stock to eight employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share.

On June 13, 2016, the Company issued an aggregate of 6,281,250 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan due to the market condition related to the grant being achieved (see below).

On June 30, 2016, the Company issued an aggregate of 86,150 shares of Common Stock to eight employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share.

On June 30, 2016, the Company issued an aggregate of 769,583 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.10 per share.

Summary:

	Number of Common Shares Issued	Value
Common shares for cash, net of offering costs	37,475,620	$2,936,792
Share-based compensation	8,836,814	$598,235

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $257,000, which will be amortized over the estimated service period. The Company recorded an expense of $41,854 and $43,440 from the amortization of the unvested restricted shares for the quarter and six months ended June 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 88.0% volatility and a risk free interest rate of 1.79%.

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

The above noted vesting criteria were not met during the measurement period. As such, the grant expired without the vesting of any shares.

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

The initial value of the restricted stock grant was approximately $198,000, which will be amortized over the estimated service period. The Company recorded an expense of $11,245 and $11,697 from the amortization of the unvested restricted shares for the quarter and six months ended June 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk free interest rate of 1.34%.

In January 2016, the Board of Directors approved the issuance of 6,281,250 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $0.12 for a specified period or if the Company has positive EBITDA (a non GAAP measure) for one quarter in 2016. These shares were issued to the members of the Board on June 13, 2016, when the market price of the Company’s common stock traded at or above $0.12 for a 30-day volume weighted average price.

The initial value of the restricted stock grant was approximately $509,000, which has been amortized over the estimated performance period. The Company recorded an expense of $140,551 and $254,391 from the amortization of the restricted shares for the quarter and six months ended June 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

In May 2016, the Board of Directors approved the issuance of 1,100,453 restricted shares of the Company. These shares will be issued to the Chief Executive Officer upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $198,000, which will be amortized over the estimated service period. The Company recorded an expense of $2,889 from the amortization of the unvested restricted shares for the three months ended June 30, 2016. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.43%.

Options and warrants

During the six months ended June 30, 2016, the Company did not have any issuances or exercises of stock warrants. During the six months ended June 30, 2016, the Company granted 45,000 stock options. The stock options were valued using the Black Sholes model with a 5-year life, 91.78% volatility and a risk free interest rate of 1.37%, which resulted in an initial fair value of $3,177. No stock options were exercised during the three and six months ended June 30, 2016. The Company recognized $19,518 and $45,034 of expense related to the vesting of outstanding options during the three and six months ended June 30, 2016, respectively.

NOTE 7 – Business Combination

Effective June 26, 2016, Acquisition Sub #3 entered into an Asset Purchase Agreement with Brian’s On-Site Recycling, Inc., a Florida corporation (“BOSR”), and Brian Fidalgo, principal of BOSR (the “BOSR Principal”) and General Manager of our Florida processing center, pursuant to which Acquisition Sub #3 acquired certain assets of BOSR, primarily equipment and customer relationships for aggregate consideration of $200,000, of which $100,000 is subject to an earn out provision. The period of the earn out is expected to be over one year. Per the terms of the Asset Purchase Agreement, the Company placed $100,000 in an escrow account related to the earn out and has been reflected as restricted cash in the accompanying condensed consolidated balance sheet. This acquisition expanded the Company’s customer base in Florida.

We accounted for the acquisition of BOSR as required under applicable accounting guidance. Tangible assets acquired are recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable, and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired.

The allocation of the purchase price is as follows:

Fixed assets – equipment	$15,000
Intangibles:
Customer relationships	82,000
Non compete agreement	32,000
Other intangibles, including trade name	21,000
Goodwill	50,000
Total	$200,000

The Company expects to amortize the intangibles (excluding goodwill) over an estimated useful life of five years. The acquisition was not considered to be significant. The Company has included the financial results of the BOSR acquisition in its consolidated financial statements from the acquisition date and the results from BOSR were not material to the Company’s consolidated financial statements.

NOTE 8 – Notes Payable

Notes payable consist of the following:

Short term	June 30, 2016	December 31, 2015
2013 Secured Note	$-	$2,972
Manzo Note	-	115,000
2016 Secured Notes	42,722	-
Short term notes payable	$42,722	$117,972

Long term	June 30, 2016	December 31, 2015
2016 Secured Notes	$149,630	$-

2013 Secured Note

In May 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the “2013 Secured Note”). The key terms of the 2013 Secured Note include: (i) a principal balance of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The 2013 Secured Note was collateralized by a vehicle. Under the terms of the agreement, the note matured in May 2016 and was paid in full.

Manzo Note

In May 2014, Acquisition Sub #4 entered into a promissory note with Rose Manzo, a private individual (the “Manzo Note”). The key terms of the Manzo Note include: (i) a principal balance of $115,000, (ii) an interest rate of 12.0%, and (iii) principal balance to be paid upon the raising of additional necessary capital. During June 2016, Acquisition Sub #4 and Rose Manzo entered into a settlement agreement pursuant to which Acquisition Sub #4 paid Rose Manzo $100,000 plus accrued and unpaid interest to extinguish the note and recognized a gain on settlement of $15,000.

2016 Secured Notes

In January 2016, Acquisition Sub #5 entered into a secured promissory note with Ascentium Capital. In April 2016, Acquisition Sub #5 and separately, the Company, entered into secured promissory notes with Ascentium Capital (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) a combined principal balance of $203,152, (ii) a weighted average interest rate of 7.3% (range of 5.8% to 9.0%), and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by a vehicle and equipment.

NOTE 9 – Related Party Transactions

Former Interim Chief Executive Officer

The former Interim Chief Executive Officer, who stepped down at the end of April 2016, is the sole owner of Rocco Advisors. Amounts due and payable to the former Interim Chief Executive Officer for services performed were paid to Rocco Advisors, instead of directly to the former Interim Chief Executive Officer. These services and fees were in the ordinary course of business and subject to an agreement approved by the Company’s Board of Directors.

	2016	2015
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	66,667	37,500
Monies paid	(66,667)	(30,000)
Ending Balance as of June 30,	$-	$7,500

Vice President of US Operations

The Vice President of US Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of US Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2016	2015
Beginning Balance as of January 1,	$2,791	$(3,200)
Monies owed to related party for services performed	47,219	41,904
Monies paid	(51,807)	(41,904)
Ending Balance as of June 30, (receivable)	$(1,797)	$(3,200)

Florida General Manager

The General Manager of our Florida processing center, who joined the Company in December 2015, also managed the business of BOSR, which was a competitor to the Company in the local Florida market until the Company purchased BOSR on June 26, 2016 (see Note 7). The Company sold finished goods to BOSR and bought raw materials from BOSR.

2016
Beginning Balance as of January 1,	$3,942
Monies owed to related party for services performed	5,980
Monies due from related party for services performed	(26,812)
Monies paid, net	16,890
Ending Balance as of June 30	$-

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

2015
Beginning Balance as of January 1,	$8,024
Monies owed to related party for services performed	173,580
Monies paid	(165,438)
Ending Balance as of June 30,	$16,166

NOTE 10 – Commitments and Contingencies

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. The Company is currently in active negotiation with the former landlord regarding resolving any and all claims associated with the exit from the New Jersey facility. As of June 30, 2016 and December 31, 2015, the Company had recorded an accrual in the amount of $250,000 and $250,000, respectively, to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 11 – Subsequent Events

Recent Stock Issuances

Since July 1, 2016, the Company has issued an aggregate of 54,317 shares of common stock pursuant to the Company’s Equity Incentive Program.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2015, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed separately with the US Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan, “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and any updates to those risk factors filed from time in our Quarterly Reports on Form 10-Q including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. Our processing centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefronts, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product into same store and new store customers as a non-recycled product.

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

Our knowledge and focus on the glycol industry creates opportunities for GlyEco to leverage our process technology. These include difficult to process waste streams, process engineering partnerships, technology licensing, and other types of ventures. Also, our current footprint and markets remain open to growth and same store increases. We will weigh our opportunities as they are introduced, leveraging our management team and Board of Directors as needed to support or contribute experience to these opportunities. We will invest in infrastructure to support the growth of our existing business, and as we continue to add customers, we will be required to multiply the capacity of our processing centers. We will increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and as needed, certain recycling hardware. As our business is focused on retail we will continue to evolve our sales and marketing groups primarily in marketing automation, lead generation, and sales onboarding. We will also continue to add human resources in situations where they may be optimized for effectiveness, of which we have identified several. We believe our continuing adaptation to the market place will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity of our products. GlyEco is a brand and as such we will continue to promote the values and culture of the organization. Our marketing messages will be delivered through social, print, and other related media distribution.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers.

Strategic Plan

Expand Customer Count and Profits. We intend to utilize our ability to produce an exceptional product, accept difficult streams, provide outstanding customer service, and advance outbound sales to drive market expansion. Our customers and partners require high levels of quality and sensitivity to regulatory and environmental compliance, which we emphasize through initial and through ongoing field training, facility policies and procedures, and through ongoing analysis of operating performance. Our current markets offer opportunity for improvement and we believe we can increase same store sales year over year. Also, we plan to enter new markets with strategic partners and current customers. In some markets we will resell, other accretive products such as windshield washer fluid.

Expand Feedstock Supply Volume. We intend to expand our feedstock supply volume by growing our relationships with direct waste generators and indirect waste collectors. We plan to increase the volume we collect from direct waste generators in the following ways: stressing segregation from other liquid wastes and focusing on waste glycol recovery to our existing customers; attracting new waste generator customers by displacing incumbent waste collectors through product quality and customer service value propositions; and attracting new waste generators in territories that we do not currently serve. We plan to increase the volume we collect from indirect waste collectors by implementing specific sales programs and increasing personnel dedicated to sales generation.

New Market Development. We will focus primarily on increasing our current footprint and strategic locations that can contribute to the profitability of our business. In addition, our new market development may include larger retailers or limited partnerships for our intellectual property. We are a technology company in the glycol waste and antifreeze product business and as such we may address each new market differently – leveraging our resources and assets accordingly.

Critical Accounting Policies

We have identified in the consolidated financial statements contained herein certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Management reviews with the audit committee the selection, application and disclosure of critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include going concern status collectability of accounts receivable, inventory, impairment of goodwill, carrying amounts and useful lives of intangible assets, fair value of assets acquired and liabilities assumed in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment and intangible assets or whether the remaining balance of the long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Goodwill

As of June 30, 2016, goodwill and net intangible assets recorded on our condensed consolidated balance sheet aggregated to $1,153,913 (of which $885,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Share-based Compensation

We use the Black-Scholes-Merton option-pricing model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. For stock-based awards that vest based on market conditions, expense is recognized on the accelerated attribution method over the derived service period.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of June 30, 2016 and 2015, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. The Company is currently in active negotiation with the former landlord regarding resolving any and all claims associated with the exit from the New Jersey facility. As of June 30, 2016 and December 31, 2015, the Company had recorded an accrual in the amount of $250,000 and $250,000, respectively to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Sales

For the six-month period ended June 30, 2016, Net Sales were $2,756,761 compared to $3,384,352 for the six-month period ended June 30, 2015, representing a decrease of $627,591, or approximately 19%. The decrease in Net Sales was due to the impact of the closure of our former New Jersey processing center in December 2015, partially offset by the addition of new customers. For the six-month period ended June 30, 2015, Net Sales for the New Jersey facility were approximately $1,080,000. Although the Company plans to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales might decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to cull non-profitable sales and/or operations.

Cost of Goods Sold

For the six-month period ended June 30, 2016, our Costs of Goods Sold was $2,685,994, compared to $3,731,888 for the six-month period ended June 30, 2015, representing a decrease of $1,045,894, or approximately 28%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015, partially offset by costs associated with sales to new customers. For the six-month period ended June 30, 2015, Cost of Goods Sold for the New Jersey facility was approximately $1,749,000.

Gross Profit (Loss)

For the six-month period ended June 30, 2016, we realized a gross profit of $70,767, compared to a gross loss of $(347,536) for the six-month period ended June 30, 2015. This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross profit margin for the six-month period ended June 30, 2016, was approximately 3%, compared to approximately (10)% for the six-month period ended June 30, 2015.

Operating Expenses

For the six-month period ended June 30, 2016, operating expenses increased to $1,916,947 from $1,623,285 for the six-month period ended June 30, 2015, representing an increase of $293,662, or approximately 18%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $101,423 for the six-month period ended June 30, 2016, from $219,772 for the six-month period ended June 30, 2015, representing a decrease of $118,349, or 54%. The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation consists of stock, options and warrants issued to consultants, employees and directors in consideration for services provided to the Company. Share-Based Compensation decreased to $598,235 for the six-month period ended June 30, 2016, from $630,100 for the six-month period ended June 30, 2015, representing a decrease of $31,865, or 5%.   The decrease is due to the lower fair value of awards, due to our lower share price, issued during the six months ended June 30, 2016, as compared to the fair values for awards during the same period in 2015 as well as changes in the type and amount of awards granted between periods.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $539,011 for the six-month period ended June 30, 2016, from $269,446 for the six-month period ended June 30, 2015, representing an increase of $269,565 or 100%.  The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house resources, including customer service personnel to support the Company’s short term and long term growth plans and technical resources to support the Company’s product quality enhancement and production capacity increase efforts.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the six-month period ended June 30, 2016, Legal and Professional Fees decreased to $141,897 from $185,937 for the six-month period ended June 30, 2015, representing a decrease of $44,040 or approximately 24%. The decrease is primarily attributable to our focus on reducing our reliance on the outsourcing of professional services and utilizing the abilities of our in-house staff and well as cost savings realized in connection with certain services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six-month period ended June 30, 2016, G&A Expenses increased to $536,381 from $318,030 for the six-month period ended June 30, 2015, representing an increase of $218,351, or approximately 69%.  The increase is primarily due to ongoing costs related to our New Jersey processing center that was closed in December 2015, partially offset by cost savings realized across other areas of the Company. The Company is taking steps to complete the wind down of the New Jersey processing center and eliminate these ongoing costs.

Other Income and Expenses

For the six-month period ended June 30, 2016, Other Income and Expenses was income of $3,240 compared to an expense of $83,731 for the six-month period ended June 30, 2015, representing a change of $86,971, or approximately 104%. Other Income and Expenses consist primarily of Interest Income and Interest Expense along with a gain on settlement of note payable of $15,000 during 2016. The change was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015 and the gain on settlement.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the six-month period ended June 30, 2016, Interest Expense decreased to $11,978 from $83,907 for the six-month period ended June 30, 2015, representing a decrease of $71,929 or approximately 86%. The decrease was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Six Months Ended June 30,
	2016	2015
Net loss	$(1,848,886)	$(2,054,552)

Interest expense, net	11,760	83,731
Gain on settlement of note payable	(15,000)	-
Income tax expense	5,946	-
Depreciation and amortization	155,769	404,480
Share-based compensation	598,235	630,100
Adjusted EBITDA	$(1,092,176)	$(936,241)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Sales

For the three-month period ended June 30, 2016, Net Sales were $1,313,863 compared to $2,041,901 for the three-month period ended June 30, 2015, representing a decrease of $728,038, or approximately 36%. The decrease in Net Sales was due to the impact of the closure of our former New Jersey processing center in December 2015, partially offset by the addition of new customers. For the three-month period ended June 30, 2015, Net Sales for the New Jersey facility were approximately $869,000. Although the Company plans to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales might decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to cull non-profitable sales and/or operations.

Cost of Goods Sold

For the three-month period ended June 30, 2016, our Costs of Goods Sold was $1,380,467, compared to $2,281,624 for the three-month period ended June 30, 2015, representing a decrease of $901,157, or approximately 39%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015 partially offset by additional costs associated with new customers. For the three-month period ended June 30, 2015, Cost of Goods Sold for the New Jersey facility was approximately $1,181,000.

Gross Profit (Loss)

For the three-month period ended June 30, 2016, we realized a gross loss of $(66,604), compared to a gross loss of $(239,723) for the three-month period ended June 30, 2015. This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross profit margin for the three-month period ended June 30, 2016, was approximately (5)%, compared to approximately (12)% for the three-month period ended June 30, 2015.

Operating Expenses

For the three-month period ended June 30, 2016, operating expenses increased to $978,912 from $795,246 for the three-month period ended June 30, 2015, representing an increase of $183,666, or approximately 23%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $58,863 for the three-month period ended June 30, 2016, from $122,462 for the three-month period ended June 30, 2015, representing a decrease of $63,599, or 52%. The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $317,471 for the three-month period ended June 30, 2016, from $296,513 for the three-month period ended June 30, 2015, representing an increase of $20,958, or 7%.   The increase is due to changes in the type and amount of awards granted between periods.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $282,561 for the three-month period ended June 30, 2016, from $128,500 for the three-month period ended June 30, 2015, representing an increase of $154,061 or 120%.  The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house resources, including customer service personnel to support the Company’s short term and long term growth plans and technical resources to support the Company’s product quality enhancement and production capacity increase efforts.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended June 30, 2016, Legal and Professional Fees decreased to $43,124 from $64,035 for the three-month period ended June 30, 2015, representing a decrease of $20,911 or approximately 33%. The decrease is primarily attributable to our focus on reducing our reliance on the outsourcing of professional services and utilizing the abilities of our in-house staff and well as cost savings realized in connection with certain services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended June 30, 2016, G&A Expenses increased to $276,893 from $183,736 for the three-month period ended June 30, 2015, representing an increase of $93,157, or approximately 51%.  The decrease is primarily due to ongoing costs related to our New Jersey processing center that was closed in December 2015. The Company is taking steps to complete the wind down of the New Jersey processing center and eliminate these ongoing costs.

Other Income and Expenses

For the three-month period ended June 30, 2016, Other Income and Expenses was income of $7,799 compared to an expense of $40,817 for the three-month period ended June 30, 2015, representing a change of $48,616, or approximately 119%. Other Income and Expenses consist primarily of Interest Income and Interest Expense along with a gain on settlement of note payable of $15,000 during 2016.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the three-month period ended June 30, 2016, Interest Expense decreased to $7,366 from $40,912 for the three-month period ended June 30, 2015, representing a decrease of $33,546 or approximately 82%. The decrease was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended June 30,
	2016	2015
Net loss	$(1,042,976)	$(1,075,786)

Interest expense, net	7,201	40,817
Gain on settlement of note payable	(15,000)	-
Income tax expense	5,259	-
Depreciation and amortization	79,238	202,240
Share-based compensation	317,471	296,513
Adjusted EBITDA	$(648,807)	$(536,216)

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

For the six months ended June 30, 2016 and 2015, net cash used in operating activities was $1,373,535 and $2,323,420, respectively.  The decrease in cash used in operating activities is due to the decrease in our net loss as well as significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses. For the six months ended June 30, 2016, the Company used $295,305 in cash for investing activities, compared to the $100,565 used in the prior year’s period.  These amounts were comprised of capital expenditures for equipment as well as the acquisition of Brian’s On-Site Recycling. For the six months ended June 30, 2016 and 2015, we received $2,814,937 and $3,383,964, respectively, in cash from financing activities. The decrease is due to the funds received from a private placement offering in February 2015 exceeding the funds received from the rights offering conducted in February 2016, which are both discussed further below, as well as the repayment of debt.

As of June 30, 2016, we had $3,502,542 in current assets, including $2,422,784 in cash, $615,242 in accounts receivable and $255,129 in inventories. Cash increased from $1,276,687 as of December 31, 2015, to $2,422,784 as of June 30, 2016, primarily due to the rights offering in February 2016.

As of June 30, 2016, we had total current liabilities of $1,142,882 consisting primarily of accounts payable and accrued expenses of $990,729. As of June 30, 2016, we had total non-current liabilities of $154,775, consisting primarily of the non-current portion of our notes payable obligations of $149,630.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2016, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Net cash (used in) operating activities	$(1,373,535)	$(2,323,420)
Net cash (used in) investing activities	(295,305)	(100,565)
Net cash provided by financing activities	2,814,937	3,383,964
Net increase in cash and cash equivalents	1,146,097	959,979
Cash - beginning of period	1,276,687	494,847
Cash - end of period	$2,422,784	$1,454,826

The Company may not have sufficient capital to sustain expected operations for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the six months ended June 30, 2016, we completed a rights offering and raised net proceeds of $2,936,792, which is discussed further below.

Private Placement in February 2015

On February 17, 2015, the Company completed a private placement offering (the “Offering”) of units of the Company’s securities (the “Units”) at a price of $0.325 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share. In connection with the Offering, the Company entered into subscription agreements with eighteen (18) accredited investors and one (1) non-accredited investor (collectively, the “Investors”), pursuant to which the Company sold to the Investors, for an aggregate purchase price of $3,581,875, a total of 11,021,170 Units, consisting of 11,021,170 shares of common stock.

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

During the rights offering, subscription rights to purchase a total of 37,475,620 shares of common stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of $2,998,050 before deducting expenses of the rights offering.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2016.

Our material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our Company was due to not having adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2016, we believe that we have taken reasonable steps to confirm that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States. We believe we have made progress toward remediating this previously identified material weakness by retaining accounting staff members with public company experience.

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. The Company’s position is that the Company has sufficiently paid the former landlord for use of any such additional space. The estimated range involved in resolving this dispute is from $0 to $2,000,000. Management believes this claim is meritless, and the Company will defend itself to the extent it is economically justified. The Company is currently in active negotiation with the former landlord regarding resolving any and all claims associated with the exit from the New Jersey facility. As of June 30, 2016 and December 31, 2015, the Company had recorded an accrual in the amount of $250,000 and $250,000, respectively to provide for estimated contract termination costs associated with its exit from the New Jersey facility.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K filed on April 4, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2016, the Company issued unregistered securities as follows:

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

On April 30, 2016, the Company issued an aggregate of 64,875 shares of Common Stock to seven employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On May 31, 2016, the Company issued an aggregate of 86,234 shares of Common Stock to eight employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On June 13, 2016, the Company issued an aggregate of 6,281,250 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On June 30, 2016, the Company issued an aggregate of 86,150 shares of Common Stock to eight employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On June 30, 2016, the Company issued an aggregate of 769,583 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6.  Exhibits.

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlyEco, Inc.

Date: August 15, 2016	By: /s/ Grant Sahag
Grant Sahag
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By: /s/ Ian Rhodes
Ian Rhodes
Chief Financial Officer
(Principal Financial Officer)

