Form 10-Q
period 2016-09-30
GlyEco, Inc.
filed 2016-11-15
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Yes ☐  No ☒

As of November 11, 2016, the registrant had 119,632,020 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash	$1,710,273	$1,276,687
Cash - restricted	100,000	-
Accounts receivable, net	657,827	807,906
Prepaid expenses	85,916	95,775
Inventories	235,990	380,789
Total current assets	2,790,006	2,561,157

Property, plant and equipment, net	1,787,737	1,279,057

Other Assets
Deposits	32,035	26,688
Goodwill	885,295	835,295
Other intangible assets, net	243,911	169,533
Total other assets	1,161,241	1,031,516

Total assets	$5,738,984	$4,871,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$907,864	$1,522,037
Due to related parties	-	34,405
Contingent acquisition obligation	100,000	-
Notes payable – current portion	110,794	117,972
Capital lease obligations – current portion	6,243	9,752
Total current liabilities	1,124,901	1,684,166

Non-Current Liabilities
Notes payable – non-current portion	186,298	-
Capital lease obligations – non-current portion	4,769	10,211
Total non-current liabilities	191,067	10,211

Total liabilities	1,315,968	1,694,377

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, 300,000,000 shares authorized; $0.0001 par value; 119,575,964 and 72,472,412 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	11,958	7,248
Additional paid-in capital	41,509,538	37,720,608
Accumulated deficit	(37,098,480)	(34,550,503)
Total stockholders' equity	4,423,016	3,177,353

Total liabilities and stockholders' equity	$5,738,984	$4,871,730

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,388,980	$2,141,924	$4,145,741	$5,526,276
Cost of goods sold	1,282,507	2,239,512	3,968,501	5,971,400
Gross profit (loss)	106,473	(97,588)	177,240	(445,124)

Operating expenses
Consulting fees	13,479	65,592	114,902	285,364
Share-based compensation	258,613	168,128	856,848	798,227
Salaries and wages	277,058	142,216	816,069	411,663
Legal and professional	50,255	50,035	192,152	235,972
General and administrative	200,421	170,443	736,802	488,473
Total operating expenses	799,826	596,414	2,716,773	2,219,699

Loss from operations	(693,353)	(694,002)	(2,539,533)	(2,664,823)

Other (income) and expenses
Interest income	(108)	(39)	(326)	(215)
Interest expense	5,761	39,645	17,739	123,552
Gain on settlement of note payable	-	-	(15,000)	-
Total other expense, net	5,653	39,606	2,413	123,337

Loss before provision for income taxes	(699,006)	(733,608)	(2,541,946)	(2,788,160)

Provision for income taxes	85	2,086	6,031	2,086

Net loss	$(699,091)	$(735,694)	$(2,547,977)	$(2,790,246)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	118,838,577	71,021,497	106,102,370	68,213,880

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2016

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2015	72,472,412	$7,248	$37,720,608	$(34,550,503)	$3,177,353

Issuance of common stock for cash, net	37,475,620	3,747	2,933,045	-	2,936,792

Share-based compensation	9,627,932	963	855,885	-	856,848

Net loss	-	-	-	(2,547,977)	(2,547,977)

Balance, September 30, 2016	119,575,964	$11,958	$41,509,538	$(37,098,480)	$4,423,016

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(2,547,977)	$(2,790,246)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	193,775	607,465
Amortization	60,622	-
Share-based compensation expense	856,848	798,227
Provision for bad debt	27,264	-
Gain on settlement of note payable	(15,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	122,815	(519,167)
Prepaid expenses	9,859	(25,383)
Inventories	144,799	(219,704)
Deposits	(5,347)	(5,980)
Accounts payable and accrued expenses	(732,074)	(385,557)
Due to related parties	(34,405)	(52,569)

Net cash used in operating activities	(1,918,821)	(2,592,914)

Cash flows from investing activities
Cash paid for acquisition	(100,000)	-
Cash - restricted	(100,000)	-
Purchases of property, plant and equipment	(249,698)	(143,389)

Net cash used in investing activities	(449,698)	(143,389)

Cash flows from financing activities
Repayment of notes payable	(125,736)	(5,139)
Repayment of capital lease obligations	(8,951)	(241,233)
Proceeds from sale of common stock, net	2,936,792	3,547,048

Net cash provided by financing activities	2,802,105	3,300,676

Increase in cash	433,586	564,373

Cash at beginning of the period	1,276,687	494,847

Cash at end of the period	$1,710,273	$1,059,220

Supplemental disclosure of cash flow information
Interest paid during period	$17,739	$123,552
Income taxes paid during period	$6,031	$-

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$319,856	$-
Acquisition of equipment included in accounts payable	$117,900	$-

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a chemical recycling and distribution company, which specializes in collecting and recycling waste glycol streams into reusable glycol products that are sold to third party customers in the automotive and industrial end-markets in the United States. Our proprietary technology allows us to recycle all five major types of waste glycol into high-quality products usable in any glycol application. We currently operate six processing centers in the United States, with our corporate offices located in Rock Hill, South Carolina. These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers.  We also previously operated a processing center in Elizabeth, New Jersey.

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

Going Concern

The condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Principles of Consolidation

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

Costs and Expenses

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred and are included in operating expenses. Such amounts were insignificant during the three and nine months ended September 30, 2016 and 2015. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $66,147 and $203,270 as of September 30, 2016 and December 31, 2015, respectively.

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

Cash, restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to related parties, contingent acquisition obligations and current portion of capital lease obligations and notes payable are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Net Loss Per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. At September 30, 2016, these potentially dilutive securities included warrants of 8,266,137 and stock options of 7,935,093 for a total of 16,201,230. At September 30, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,724,585 for a total of 28,291,911.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for the year ended December 31, 2016. Early application is permitted. The Company is currently evaluating the effect that the standard will have on the condensed consolidated financial statements and related disclosures.

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

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	September 30,	December 31,
	2016	2015
Raw materials	$156,265	$217,165
Work in process	36,991	84,343
Finished goods	42,734	79,281
Total inventories	$235,990	$380,789

NOTE 4 – Income Taxes

As of September 30, 2016 and December 31, 2015, the Company had a net operating loss (NOL) carryforward available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2035. Because management is unable to determine that it is more likely than not that the Company will be able to realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of September 30, 2016 and December 31, 2015 to reduce the net tax benefit asset value to zero. The provision for income taxes for the three and nine months ended September 30, 2016 consists of state tax expenses.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	September 30,	December 31,
	2016	2015
Machinery and equipment	$2,284,313	$1,863,322
Leasehold improvements	125,853	50,772
Accumulated depreciation	(855,705)	(661,930)
	1,554,461	1,252,164
Construction in process	233,276	26,893
Total property, plant and equipment, net	$1,787,737	$1,279,057

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

As of September 30, 2016, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of September 30, 2016, the Company has 119,575,964, $0.0001 par value, shares of common stock (the “Common Stock”) outstanding. The Company's articles of incorporation authorize the Company to issue up to 300,000,000 shares of the Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

For the quarter ended September 30, 2016, employees could elect to receive eight and a third shares of common stock per each dollar participated in the Equity Incentive Program. Nine employees participated in the Equity Incentive Plan during the quarter.

During the nine months ended September 30, 2016, the Company issued the following shares of common stock in connection with financing activities:

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

During the nine months ended September 30, 2016, the Company issued the following shares of common stock for compensation:

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

On July 31, 2016, the Company issued an aggregate of 54,317 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share.

On August 31, 2016, the Company issued an aggregate of 54,317 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share.

On September 30, 2016, the Company issued an aggregate of 54,359 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share.

On September 30, 2016, the Company issued an aggregate of 628,125 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.12 per share.

Summary:

	Number of Common Shares Issued	Value
Common shares for cash, net of offering costs	37,475,620	$2,936,792
Share-based compensation	9,627,932	$856,848

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $257,000, which will be amortized over the estimated service period. The Company recorded an expense of $7,125 and $50,565 from the amortization of the unvested restricted shares for the quarter and nine months ended September 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 88.0% volatility and a risk free interest rate of 1.79%.

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

The initial value of the restricted stock grant was approximately $198,000, which will be amortized over the estimated service period. The Company recorded an expense of $8,773 and $20,470 from the amortization of the unvested restricted shares for the quarter and nine months ended September 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk free interest rate of 1.34%.

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

The initial value of the restricted stock grant was approximately $509,000, which has been amortized over the estimated performance period. The Company recorded an expense of $127,195 and $381,586 from the amortization of the restricted shares for the quarter and nine months ended September 30, 2016, respectively. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

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

The initial value of the restricted stock grant was approximately $198,000, which will be amortized over the estimated service period. The Company recorded an expense of $4,334 and $7,223 from the amortization of the unvested restricted shares for the quarter and nine months ended September 30, 2016. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.43%.

In September 2016, the Board of Directors approved the issuance of 1,650,680 restricted shares of the Company. These shares will be issued to the Vice President of Sales and Marketing upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $141,000, which will be amortized over the estimated service period. The Company recorded an expense of $1,083 from the amortization of the unvested restricted shares for the three months ended September 30, 2016. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.35%.

Options and warrants

During the nine months ended September 30, 2016, the Company did not have any issuances or exercises of stock warrants. During the nine months ended September 30, 2016, the Company granted 60,000 stock options. No stock options were exercised during the three and nine months ended September 30, 2016. The Company recognized $15,000 and $54,551 of expense related to the vesting of outstanding options during the three and nine months ended September 30, 2016, respectively.

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

The Company is amortizing the intangibles (excluding goodwill) over an estimated useful life of five years. The acquisition was not considered to be significant. The Company has included the financial results of the BOSR acquisition in its consolidated financial statements from the acquisition date and the results from BOSR were not material to the Company’s consolidated financial statements.

NOTE 8 – Notes Payable

Notes payable consist of the following:

Short term	September 30, 2016	December 31, 2015
2013 Secured Note	$-	$2,972
Manzo Note	-	115,000
2016 Secured Notes	110,794	-
Short term notes payable	$110,794	$117,972

Long term	September 30, 2016	December 31, 2015
2016 Secured Notes	$186,298	$-

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

2016 Secured Notes

In January 2016, Acquisition Sub #5 entered into a secured promissory note with Ascentium Capital. In April 2016, Acquisition Sub #5 and separately, the Company, entered into secured promissory notes with Ascentium Capital. In July 2016, Acquisition Sub #3 entered into a secured promissory note with PACCAR Financial. In September 2016, Acquisition Sub #2 entered into a secured promissory note with PACCAR Financial (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) a combined principal balance of $320,000, (ii) an agreement date weighted average interest rate of 7.1% (range of 5.8% to 9.0%), and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by vehicles and equipment.

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

	2016	2015
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	66,667	60,000
Monies paid	(66,667)	(60,000)
Ending Balance as of September 30,	$-	$-

Vice President of U.S. Operations

The Vice President of US Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2016	2015
Beginning Balance as of January 1,	$2,791	$(3,200)
Monies owed to related party for services performed	73,749	55,127
Monies paid	(75,667)	(45,955)
Ending Balance as of September 30, payable (receivable)	$873	$5,972

Florida General Manager

The General Manager of our Florida processing center, who joined the Company in December 2015, also managed the business of BOSR, which was a competitor to the Company in the local Florida market until the Company purchased BOSR on June 26, 2016 (see Note 7). The Company sold finished goods to BOSR and bought raw materials from BOSR. BOSR is no longer considered a related party after the purchase date.

2016
Beginning Balance as of January 1,	$3,942
Monies owed to related party for services performed	5,980
Monies due from related party for services performed	(26,812)
Monies paid, net	16,890
Ending Balance as of June 26,	$-

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

2015
Beginning Balance as of January 1, payable	$8,024
Monies owed to related party for services performed	262,276
Monies paid	(249,194)
Ending Balance as of September 30, payable	$21,106

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

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. In September 2016, the Company received a favorable judgment regarding this civil action in the amount of $95,000.

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of November 14, 2016, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2016, the Company has paid $295,000 of the agreed upon $335,000 payment to the landlord. The remaining $40,000 will be paid to the landlord upon resolution of related pending regulatory matters, subject to certain additional terms. Because the Company had already fully reserved for this contingency, the agreement’s execution did not result in an additional expense to the Company in the quarter ended September 30, 2016.

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

NOTE 11 – Subsequent Events

Recent Stock Issuances

Since October 1, 2016, the Company has issued an aggregate of 56,056 shares of common stock pursuant to the Company’s Equity Incentive Program.

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

Company Overview

Our principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end-markets. We operate six processing centers located in the eastern region of the United States.

These processing centers are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. Our processing centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefronts, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we recently began selling windshield washer fluids which we do not recycle. The Company delivers this additional product to same store and new store customers as a non-recycled product.

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

Our knowledge and focus on the glycol industry creates opportunities for GlyEco to leverage our process technology. These include difficult to process waste streams, process engineering partnerships, technology licensing, and other types of ventures. Also, our current footprint and markets remain open to growth and same store increases. We will weigh our opportunities as they are introduced, leveraging our management team and Board of Directors as needed to support or contribute experience to these opportunities. We will invest in infrastructure to support the growth of our existing business, and as we continue to add customers, we will be required to multiply the capacity of our processing centers. We will increase our processing center capacities through optimizing our existing systems and through the purchase of distillation equipment, tanks to store newly acquired feedstock waste streams, delivery vehicles for distribution locations, satellite distribution center storage, and, as needed, certain recycling hardware. As our business is focused on retail we will continue to evolve our sales and marketing groups primarily in marketing automation, lead generation, and sales onboarding. We will also continue to add human resources in situations where they may be optimized for effectiveness, of which we have identified several. We believe our continuing adaptation to the market place will support greater acceptance of glycol recycling, sales opportunities, and greater price integrity of our products. GlyEco is a brand and as such we will continue to promote the values and culture of the organization. Our marketing messages will be delivered through social, print, and other related media distribution.

We are dedicated to being the standard in the glycol industry by providing the highest-quality products, services, and technology possible to our customers.

Strategic Plan

Expand Customer Count and Profits. We intend to utilize our ability to produce an exceptional product, accept difficult streams, provide outstanding customer service, and advance outbound sales to drive market expansion. Our customers and partners require high levels of quality and sensitivity to regulatory and environmental compliance, which we emphasize through initial and through ongoing field training, facility policies and procedures, and through ongoing analysis of operating performance. Our current markets offer opportunity for improvement and we believe we can increase same store sales year over year. Also, we plan to enter new markets with strategic partners and current customers. In some markets we intend to sell, other accretive products such as windshield washer fluid.

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

Inventories

Inventories consist primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process. Inventories are stated at the lower of cost or market with cost recorded on an average cost basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trends and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Goodwill

As of September 30, 2016, goodwill and net intangible assets recorded on our condensed consolidated balance sheet aggregated to $1,129,206 (of which $885,295 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of September 30, 2016 and 2015, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. In September 2016, the Company received a favorable judgment regarding this civil action in the amount of $95,000.

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of November 14, 2016, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2016, the Company has paid $295,000 of the agreed upon $335,000 payment to the landlord. The remaining $40,000 will be paid to the landlord upon resolution of related pending regulatory matters, subject to certain additional terms. Because the Company had already fully reserved for this contingency, the agreement’s execution did not result in an additional expense to the Company in the quarter ended September 30, 2016.

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

Results of Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Sales

For the nine-month period ended September 30, 2016, Net Sales were $4,145,741 compared to $5,526,276 for the nine-month period ended September 30, 2015, representing a decrease of $1,380,535, or approximately 25%. The decrease in Net Sales was due to the impact of the closure of our former New Jersey processing center in December 2015, partially offset by the addition of new customers. For the nine-month period ended September 30, 2015, Net Sales for the New Jersey facility were approximately $2,032,000. Although the Company is making an ongoing effort to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales may decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to discontinue non-profitable sales and/or operations.

Cost of Goods Sold

For the nine-month period ended September 30, 2016, our Cost of Goods Sold was $3,968,501, compared to $5,971,400 for the nine-month period ended September 30, 2015, representing a decrease of $2,002,899, or approximately 34%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015, partially offset by costs associated with sales to new customers. For the nine-month period ended September 30, 2015, Cost of Goods Sold for the New Jersey facility was approximately $2,647,000.

Gross Profit (Loss)

For the nine-month period ended September 30, 2016, we realized a gross profit of $177,240, compared to a gross loss of $(445,124) for the nine-month period ended September 30, 2015. This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross profit margin for the nine-month period ended September 30, 2016, was approximately 4%, compared to approximately (8)% for the nine-month period ended September 30, 2015.

Operating Expenses

For the nine-month period ended September 30, 2016, operating expenses increased to $2,716,773 from $2,219,699 for the nine-month period ended September 30, 2015, representing an increase of $497,074, or approximately 22%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $114,902 for the nine-month period ended September 30, 2016, from $285,364 for the nine-month period ended September 30, 2015, representing a decrease of $170,462, or 60%. The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation consists of stock, options and warrants issued to consultants, employees and directors in consideration for services provided to the Company. Share-Based Compensation increased to $856,848 for the nine-month period ended September 30, 2016, from $798,227 for the nine-month period ended September 30, 2015, representing an increase of $58,621, or 7%.   The increase is due to changes in the type and amount of awards granted between periods.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $816,069 for the nine-month period ended September 30, 2016, from $411,663 for the nine-month period ended September 30, 2015, representing an increase of $404,406 or 98%.  The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house resources, including sales, marketing and customer service personnel to support the Company’s short term and long term growth plans and technical resources to support the Company’s product quality enhancement and production capacity increase efforts. Towards the end of the quarter ended September 30, 2016 and continuing into the quarter ended December 31, 2016, the Company increased its sales and market team, including the hiring of a Vice President of Sales and Marketing. The Company expects that this increase in personnel will result in an immediate increase in salaries and wages expense and an increase in sales in 2017.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the nine-month period ended September 30, 2016, Legal and Professional Fees decreased to $192,152 from $235,972 for the nine-month period ended September 30, 2015, representing a decrease of $43,820 or approximately 19%. The decrease is primarily attributable to our focus on reducing our reliance on the outsourcing of professional services and utilizing the abilities of our in-house staff and well as cost savings realized in connection with certain services.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine-month period ended September 30, 2016, G&A Expenses increased to $736,802 from $488,473 for the nine-month period ended September 30, 2015, representing an increase of $248,329, or approximately 51%.  The increase is primarily due to costs incurred in the six months ended June 30, 2016, related to our New Jersey processing center that was closed in December 2015, partially offset by cost savings realized across other areas of the Company. The Company has taken steps to complete the wind down of the New Jersey processing center and eliminate these ongoing costs, including the reduction of costs in the quarter ended September 30, 2016 compared to the first two quarters of 2016.

Other Income and Expenses

For the nine-month period ended September 30, 2016, Other Income and Expenses was expense of $2,413 compared to an expense of $123,337 for the nine-month period ended September 30, 2015, representing a change of $120,924, or approximately 98%. Other Income and Expenses consist primarily of Interest Income and Interest Expense along with a gain on settlement of a note payable of $15,000 during 2016. The change was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015 and the gain on settlement.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the nine-month period ended September 30, 2016, Interest Expense decreased to $17,739 from $123,552 for the nine-month period ended September 30, 2015, representing a decrease of $105,813 or approximately 86%. The decrease was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Nine Months Ended September 30,
	2016	2015
Net loss	$(2,547,977)	$(2,790,246)

Interest expense, net	17,413	123,337
Gain on settlement of note payable	(15,000)	-
Income tax expense	6,031	2,086
Depreciation and amortization	254,397	607,465
Share-based compensation	856,848	798,227
Adjusted EBITDA	$(1,428,288)	$(1,259,131)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Sales

For the three-month period ended September 30, 2016, Net Sales were $1,388,980 compared to $2,141,924 for the three-month period ended September 30, 2015, representing a decrease of $752,944, or approximately 35%. The decrease in Net Sales was due to the impact of the closure of our former New Jersey processing center in December 2015, partially offset by the addition of new customers. For the three-month period ended September 30, 2015, Net Sales for the New Jersey facility were approximately $952,000. Although the Company is making an ongoing effort to retain and serve certain customers from its existing facilities that were previously served by its New Jersey facility, Net Sales may decrease over the next one to two years given the cessation of the Company’s New Jersey facility and our ordinary course of business decision to discontinue non-profitable sales and/or operations.

Cost of Goods Sold

For the three-month period ended September 30, 2016, our Costs of Goods Sold was $1,282,507, compared to $2,239,512 for the three-month period ended September 30, 2015, representing a decrease of $957,005, or approximately 43%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015 partially offset by additional costs associated with new customers. For the three-month period ended September 30, 2015, Cost of Goods Sold for the New Jersey facility was approximately $1,223,000.

Gross Profit (Loss)

For the three-month period ended September 30, 2016, we realized a gross profit of $106,473, compared to a gross loss of $(97,588) for the three-month period ended September 30, 2015. This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross profit margin for the three-month period ended September 30, 2016, was approximately 8%, compared to approximately (5)% for the three-month period ended September 30, 2015.

Operating Expenses

For the three-month period ended September 30, 2016, operating expenses increased to $799,826 from $596,414 for the three-month period ended September 30, 2015, representing an increase of $203,412, or approximately 18%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees decreased to $13,479 for the three-month period ended September 30, 2016, from $65,592 for the three-month period ended September 30, 2015, representing a decrease of $52,113, or 79%. The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation increased to $258,613 for the three-month period ended September 30, 2016, from $168,128 for the three-month period ended September 30, 2015, representing an increase of $90,485, or 54%.   The increase is due to changes in the type and amount of awards granted between periods.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $277,058 for the three-month period ended September 30, 2016, from $142,216 for the three-month period ended September 30, 2015, representing an increase of $134,842 or 95%.   The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house resources, including sales, marketing and customer service personnel to support the Company’s short term and long term growth plans and technical resources to support the Company’s product quality enhancement and production capacity increase efforts. Towards the end of the quarter ended September 30, 2016 and continuing into the quarter ended December 31, 2016, the Company increased its sales and market team, including the hiring of a Vice President of Sales and Marketing. The Company expects that this increase in personnel will result in an immediate increase in salaries and wages expense and an increase in sales in 2017.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended September 30, 2016, Legal and Professional Fees increased to $50,255 from $50,035 for the three-month period ended September 30, 2015, representing an increase of $220.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended September 30, 2016, G&A Expenses increased to $200,421 from $170,443 for the three-month period ended September 30, 2015, representing an increase of $29,978, or approximately 18%. The decrease is primarily due to ongoing costs related to our New Jersey processing center that was closed in December 2015. The Company is taking steps to complete the wind down of the New Jersey processing center and eliminate these ongoing costs. The increase is primarily due to costs associated with increased focus in areas such as sales, marketing and customer service as well as product quality enhancement and production capacity increase efforts.

Other Income and Expenses

For the three-month period ended September 30, 2016, Other Income and Expenses was expense of $5,653 compared to an expense of $39,606 for the three-month period ended September 30, 2015, representing a decrease of $33,953, or approximately 86%. Other Income and Expenses consist of Interest Income and Interest Expense.

Interest Expense consists of interest on the Company’s outstanding indebtedness.  For the three-month period ended September 30, 2016, Interest Expense decreased to $5,761 from $39,645 for the three-month period ended September 30, 2015, representing a decrease of $33,884 or approximately 85%. The decrease was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended September 30,
	2016	2015
Net loss	$(699,091)	$(735,694)

Interest expense, net	5,653	39,606
Gain on settlement of note payable		-
Income tax expense	85	2,086
Depreciation and amortization	98,628	202,986
Share-based compensation	258,613	168,128
Adjusted EBITDA	$(336,112)	$(322,888)

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

For the nine months ended September 30, 2016 and 2015, net cash used in operating activities was $1,918,821 and $2,592,914, respectively.  The decrease in cash used in operating activities is due to the decrease in our net loss as well as significant period over period changes in accounts receivables, inventories, accounts payable and accrued expenses and depreciation and amortization. For the nine months ended September 30, 2016, the Company used $449,698 in cash for investing activities, compared to the $143,389 used in the prior year’s period.  These amounts were comprised of capital expenditures for equipment as well as the acquisition of Brian’s On-Site Recycling. For the nine months ended September 30, 2016 and 2015, we received $2,802,105 and $3,300,676, respectively, in cash from financing activities. The decrease is due to the funds received from a private placement offering in February 2015 exceeding the funds received from the rights offering conducted in February 2016, which are both discussed further below, as well as the repayment of debt.

As of September 30, 2016, we had $2,790,006 in current assets, including $1,710,273 in cash, $657,827 in accounts receivable and $235,990 in inventories. Cash increased from $1,276,687 as of December 31, 2015, to $1,710,273 as of September 30, 2016, primarily due to the rights offering in February 2016.

As of September 30, 2016, we had total current liabilities of $1,161,241 consisting primarily of accounts payable and accrued expenses of $907,864. As of September 30, 2016, we had total non-current liabilities of $191,067, consisting primarily of the non-current portion of our notes payable obligations of $186,298.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash (used in) operating activities	$(1,918,821)	$(2,592,914)
Net cash (used in) investing activities	(449,698)	(143,389)
Net cash provided by financing activities	2,802,105	3,300,676
Net increase in cash and cash equivalents	433,586	564,373
Cash - beginning of period	1,276,687	494,847
Cash - end of period	$1,710,273	$1,059,220

The Company may not have sufficient capital to sustain expected operations for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the nine months ended September 30, 2016, we completed a rights offering and raised net proceeds of $2,936,792, which is discussed further below.

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

Rights Offering in February 2016

On February 26, 2016, the Company closed a rights offering (the “Rights Offering”). The rights offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on January 20, 2016.

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

During the Rights Offering, subscription rights to purchase a total of 37,475,620 shares of common stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of $2,998,050 before deducting expenses associated with the rights offering.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of September 30, 2016, our disclosure controls and procedures were not effective.

Our management has previously identified a material weakness regarding a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our Company was due to not having adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. The Company made progress to remedy this deficiency through retaining accounting staff members with public company experience. However, due to the limited time that these controls have been in place, we believe that our disclosure controls remain ineffective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 8, 2016, Acquisition Sub. #4 filed a civil action against Onyxx Group LLC in the Circuit Court of Hillsborough County, Florida. This civil action relates to an outstanding balance due from Onyxx Group LLC to Acquisition Sub. #4. In September 2016, the Company received a favorable judgment regarding this civil action in the amount of $95,000.

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. This civil action is still pending.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of November 14, 2016, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2016, the Company has paid $295,000 of the agreed upon $335,000 payment to the landlord. The remaining $40,000 will be paid to the landlord upon resolution of related pending regulatory matters, subject to certain additional terms. Because the Company had already fully reserved for this contingency, the agreement’s execution did not result in an additional expense to the Company in the quarter ended September 30, 2016.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K filed on April 4, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2016, the Company issued unregistered securities as follows:

On July 31, 2016, the Company issued an aggregate of 54,317 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On August 31, 2016, the Company issued an aggregate of 54,317 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On September 30, 2016, the Company issued an aggregate of 54,359 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On September 30, 2016, the Company issued an aggregate of 628,125 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: November 14, 2016	By: /s/ Grant Sahag
Grant Sahag
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By: /s/ Ian Rhodes
Ian Rhodes
Chief Financial Officer
(Principal Financial Officer)

