Form 10-K
period 2016-12-31
GlyEco, Inc.
filed 2017-04-06
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, 102,443,650 shares of its Common Stock, par value $0.0001 per share, were held by non-affiliates of the registrant.  The aggregate market value of those shares was $13,317,675 based on the closing sale price of $0.13 on such date as reported on the OTC Market system. Shares held by executive officers, directors, and persons then owning directly or indirectly more than 10% of the outstanding Common Stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 24, 2017, the registrant had 126,392,891 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

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

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Cautionary Note Regarding Forward-Looking Statements” included in the beginning of this report and “Risk Factors” beginning on page 12 of this Annual Report.

Item 1. Business

Unless otherwise noted, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and its wholly-owned subsidiaries, unless otherwise specified.

Corporate History

GlyEco, Inc. (“GlyEco” or the “Company”) is a Nevada corporation, with its principal executive offices located at 230 Gill Way, Rock Hill, South Carolina, 29730.  GlyEco was formed in the State of Nevada on October 21, 2011. On that same date, the Company became a wholly-owned subsidiary of Environmental Credits, Inc., a Delaware corporation (“ECVL”). On November 21, 2011, ECVL merged itself into its wholly-owned subsidiary, GlyEco (the “Reincorporation”). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries; and 96% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation, a wholly-owned subsidiary of The Dow Chemical Company, at Institute, West Virginia.

Description of Business Activity

GlyEco is a leading specialty chemical company, leveraging technology and innovation to focus on vertically integrated, eco-friendly manufacturing, customer service and distribution solutions. Our eight facilities, including the recently acquired 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant at Institute, West Virginia, deliver superior quality glycol products that meet or exceed ASTM quality standards, including a wide spectrum of ready to use antifreezes and additive packages for antifreeze/coolant, gas patch coolants and heat transfer fluid industry, throughout North America. Our team's extensive experience in the chemical field, including direct experience with reclamation of all types of glycols, gives us the ability to process a wide range of feedstock streams, formulate and produce unique products and has earned us an outstanding reputation in our markets.

GlyEco has two segments: Consumer and Industrial. Consumer’s principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing and distribution centers located in the eastern region of the United States. Industrial’s principal business activity consists of two divisions. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America, and RS&T, which operates a 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia that processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

Consumer segment

Prior to the December acquisitions of WEBA, RS&T and UCC assets and through December 31, 2016, the Company operated as one segment, the Consumer segment.

Our Consumer segment has processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. We estimate that the monthly processing capacity of our four facilities with distillation equipment is approximately 100,000 gallons of ready to use finished products. We have invested significant time and money into increasing the capacity and actual production of our facilities. Our average monthly production was approximately 40,000 gallons in the first quarter of 2016 as compared to approximately 60,000 gallons in the fourth quarter of 2016. Our processing and distribution centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefronts, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we also sell windshield washer fluids which we do not recycle.

We have deployed our proprietary technology across our six processing distribution centers, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service.

Our Consumer segment product offerings include:

•	High-Quality Recycled Glycols - Our technology allows us to produce glycols which meet ASTM standards and can be used in any industrial application.
•	Recycled Antifreeze - We formulate several universal recycled antifreeze products to meet ASTM and/or OEM manufacturer specifications for engine coolants. In addition, we custom blend recycled antifreeze to customer specifications.
•	Recycled HVAC Fluids - We formulate a universal recycled HVAC coolant to meet ASTM and/or OEM manufacturer specifications for heating, ventilation and air conditioning fluids. In addition, we custom blend recycled HVAC coolants to customer specifications.
•	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing centers for recycling or in some cases to be safely disposed.
•	Windshield Washer Fluid - In certain markets we sell windshield washer fluids which we do not recycle.

We currently sell and deliver all of our products in bulk containers (55 gallon barrels, 250 gallon totes, etc.) or variable metered bulk quantities.

We began developing innovative new methods for recycling glycols in 1999. We recognized a need in the market to improve the quality of recycled glycol being returned to retail customers. In addition, we believed through process technology, systems, and footprint we could clean more types of waste glycol in a more cost efficient manner. Each type of industrial waste glycol contains a different list of impurities which traditional waste antifreeze processing does not clean effectively. Additionally, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

Our proprietary and patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A program (Quality Control & Assurance) seeks to ensure consistently high quality, ASTM (American Society for Testing and Materials) standard compliant recycled material. Our products are trusted in all vehicle makes and models, regional fleet, local auto, and national retailers. Our proprietary QC&A program is managed and supported by dedicated process and chemical engineering staff, requires periodic onsite field audits, and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business, and RS&T, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA's METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD additive packages cover the entire range of coolant types from basic green conventional to the newest extended life OAT antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as all-organic (OAT) inhibitors for specific pH range and aluminum system requirements.

All of the METALGUARD products are tested at our in-house laboratory facility and by third-party laboratories to assure conformance. We use the standards set by ASTM (American Society of Testing Materials) for all of our products. All of our products pass the most current ASTM standards and testing for each type of product. Our manufacturing facility conforms to the highest levels of process quality control including ISO 9001 certification.

RS&T operates a 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia, which processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide. The facility is uniquely designed to process industrial waste glycol. It utilizes the only currently active process that produces a product that both meets the virgin glycol antifreeze grade specification, ASTM E1177 EG-1, and achieves the important aesthetic requirement for most applications of having no odor. It is the largest glycol re-distillation plant in North America, with a capacity of 14-20 million gallons per year, several times higher processing capacity than the next largest glycol recycling facility. The facility, located at the Dow Institute Site at Institute, WV, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based and other products where we can be an efficiency leader providing value added products. To deliver value to all of our stakeholders we: develop, manufacture and deliver value-added niche or specialty products, deliver high quality products which meet or exceed industry standards, provide a superior, best in class customer service, effectively manage costs as a low cost manufacturer, operate a dependable low cost distribution network, leverage technology and innovation throughout our company and are eco-friendly.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets. We provide white glove proactive customer service. Our manufacturing operations produce the highest quality products while effectively managing costs by recycling at high capacity and high up time, driving down raw material costs with focused feedstock streams management and using technology and data to manage our business in real-time. Our distribution operations provide dependable service at a low cost by effectively using know how, technology and data. We leverage technology and innovation to develop a recognized brand and operate certified laboratories and well supported research and development activities. Similarly, we focus on internal and external training programs. We are eco-friendly with the products we offer and the way we operate our businesses.

Our Industry

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

Glycols are also used extensively in the Oil & Gas/Exploration & Production industry, which is an industry segment we plan to focus considerable effort on during the upcoming 2017 year.

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

There are different types of glycol, including propylene glycol and ethylene glycol. Through the use of our technology, assets and expertise, we generally focus on ethylene glycol but can work with any type of glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol. Glycols are also used in other applications such as paints and coatings, but these uses do not produce waste glycol, thus are not relevant to our business.

Glycol and Antifreeze Market

World-wide consumption for ethylene glycol is over 5.5 billion gallons per year. China and the United States are the largest consumers of ethylene glycol (“EG”), with the majority of EG being used in polyester and antifreeze applications. While the growth rate of EG consumption has slowed, demand continues to exceed supply for ethylene glycol, largely because of growth in polyester manufacturing used to make clothing, plastic containers, and plastic beverage bottles. The United States consumes approximately 700 million gallons of EG per year, with over 160 million gallons being used in antifreeze applications.

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

Glycol Recycling Standards

The American Society for Testing and Materials (“ASTM”), Original Equipment Manufacturers (“OEM”), and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol. ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products. ASTM sets both performance standards (e.g. specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards. OEMs set particular standards for the individual needs and preferences for the vehicles/equipment they each manufacture. GlyEco is, and will continue to be, a leader in producing high quality recycled glycol and finished products such as antifreeze and heat transfer fluids, while meeting or exceeding ASTM and OEM specifications.

Competition

We compete in the highly fragmented specialty chemicals industry.  We operate in highly competitive markets and face competition in each of our product categories and subcategories. The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements.  Participants compete with individual and service product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability.  Most key competitors are significantly larger than GlyEco and have greater financial resources, leading to greater operating and financial flexibility.

The glycol recycling industry, a key submarket for GlyEco, is comprised primarily of independent recyclers who operate within their own geographic region. The industry is fragmented with multiple small to mid-sized independent recyclers spread out across the United States. Many operations are companies still owned by the original entrepreneur that founded the company, or they are a division of a larger chemical operation where glycol recycling is only a small portion of the business. Additionally, a few used motor-oil recyclers who operate in multistate regions also collect and recycle waste antifreeze. The majority of recycled glycol from these operations is sold into secondary markets as generic automotive antifreeze. This material is often mixed with refinery-grade glycol to dilute remaining impurities and because the quality does not meet the standards of many buyers and certain industries as a whole. These glycol recycling competitors actively seek to purchase waste glycol from local, regional, and national collectors, competition which can increase the price to obtain such waste.

Other competitors include refinery grade glycol manufacturers (e.g. MEGlobal and SABIC), antifreeze producers (e.g. Prestone and Old World), antifreeze distributors (e.g. Nexeo and Brenntag), and waste collectors and recyclers (e.g. Safety Kleen; Heritage-Crystal Clean).

Suppliers

We purchase raw materials from multiple sources of supply primarily in the United States.

Waste glycol is a significant raw material. We conduct business with a number of waste glycol generators, including specialty chemical companies, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste. Our consumer segment collects waste glycol directly from approximately 5,000 generators, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol. We also receive waste glycol from waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste. At our consumer segment processing centers, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors. Our consumer segment normally collects waste glycol from waste generators in volumes between 50 and 100 gallons. We also receive waste glycol in bulk loads by trucks and railcars from waste collectors and generators. Depending on the type of waste glycol and the chemical composition of that glycol, we may pay the collector/generators to take the material, take it for free, or pay for the material.

Seasonality

Our business is affected by seasonal factors, mainly the demand for automotive antifreeze, which can affect our sales volume and the price point. Because the demand for automotive antifreeze is typically higher in winter months, we often see an increase in sales during the first and fourth quarters.

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

Internationally, the regulation of waste glycol varies from country to country. Some countries have strong regulations, meaning they specifically identify waste glycol as a hazardous waste that requires particular handling (e.g. transportation, collection, processing, packaging, resale, and disposal). Other countries have fewer regulations, meaning they do not specifically identify waste glycol as a hazardous waste that requires particular handling, allowing producers of waste glycol to dispose of the waste in ways that may harm the environment. Europe and Canada have strong regulations. Aside from the United States, Canada, and Europe, the remainder of the world generally has weak regulations. Despite strong regulations in certain parts of the world, we believe the United States is the only market with an established glycol recycling industry. Strong regulations are favorable for glycol recyclers because it causes waste generators to track their waste, resulting in more waste glycol supply for recyclers, and therefore potentially lower prices for raw material.

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

GlyEco University is our center for intellectual property, advanced development group, and both internal and external glycol and GlyEco course training. We have begun to operate a larger facility in South Carolina, specifically, Rock Hill, SC, for our QC&A, research and advanced development group headquarters. Our commitment to the glycol recycling industry requires our organization to advance product and operational technologies. We will continue to apply for intellectual property protection as identified, however we continue to focus primarily on proprietary and process secrets to advance our ownership in the industry. We have recently created strategic partnerships which have expanded our product reach based on proprietary knowledge of process technology. As new and unique glycol waste streams are introduced, we will add to our knowledge and intellectual property that will leverage back to our internal staff and strategic partners.

Employees

We currently have a total of 50 employees. We believe that we have good relations with all of our employees.

Item 1A. Risk Factors

Our business faces many risks and an investment in our securities involves significant risks. Prospective investors are strongly encouraged to consider carefully the risks described below, as well as other information contained herein, before investing in our securities. Investors are further advised that the risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also negatively impact our business operations or financial results. If any of the events or circumstances described in this section occurs, our business, financial condition or results of operations could suffer. Prospective investors in our securities should consider the following risks before deciding whether to purchase our securities.

We have a history of operating losses and we expect to continue to realize net losses for at least the next 12 months.

At December 31, 2016, we had $1,413,999 in cash on hand, and we may not have enough capital to sustain our operations for the next 12 months. On February 26, 2016, the Company closed a prior rights offering (the “2016 Rights Offering”) that resulted in gross proceeds to the Company of $2,998,050 before deducting expenses of the rights offering. In their report on our audited financials, our independent registered public accounting firm has included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the year ended December 31, 2016 concerning the Company’s assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations. To date, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. Our plans to address these matters include raising additional financing through offering shares of our capital stock in private and/or public offerings and through debt financing, if available and needed. We might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations

We have made and plan to continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary companies, strategic assets or products, or to acquire new technologies. The recent acquisitions of RS&T, WEBA, and the Union Carbide Institute, West Virginia assets were significant acquisitions for us. As a result, our ability to acquire and integrate larger or more significant businesses, products, or technologies in a successful manner is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by our business counterparts, customers, or investors. In addition, if we fail to successfully integrate any acquisitions, or the technologies or assets associated with such acquisitions, into our company, the revenue and operating results of the our core company and our combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology, assets, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

We may need to obtain additional funding to continue to implement our business strategy. If we are unable to obtain additional funding, our business operations may be harmed, and if we do obtain additional financing, then existing stockholders may suffer substantial dilution.

On February 26, 2016, the Company closed the 2016 Rights Offering that resulted in gross proceeds to the Company of approximately $2,998,050 before deducting expenses of the rights offering. We may require additional funds to sustain our operations and institute our business plan. We anticipate incurring monthly operating expenses, which include compensation to be paid to executives, additional employees, and consultants, and legal and accounting costs, at an approximate amount of $250,000 per month, for an indefinite period of time. Additional capital may be required to effectively support our operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct our business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders and may adversely affect the market price of our Common Stock.

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

We may fail to recruit and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, and this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers because of their expertise and experience in the telecommunications industry. We have agreements with our executive officers containing customary non-disclosure, non-compete, confidentiality and assignment of inventions provisions. We do not have "key person" life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

We believe that our future success depends on our ability to manage the rapid growth that we have experienced, and the continued growth that we expect to experience organically and through acquisitions. Our growth places additional demands and responsibilities on our management to, among other things, maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following factors could present difficulties to us: lack of sufficient executive-level personnel at the facility level; increased administrative burden; lead times associated with acquiring additional equipment; availability of suitable acquisition candidates and availability of additional capacity of trucks, rail cars, and processing equipment; and the ability to provide focused service attention to our customers.

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

We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce, on a timely and cost-effective basis, new products, processes, and applications that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing, and marketing new products, applications, and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction, and marketing of product or process enhancements or new products, applications, or processes. Our products, applications, or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, operating results, and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications, or processes or product or process enhancements or if our products do not gain market acceptance.

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

Our ability to achieve our goals depends heavily on varying conditions in the United States economy. Certain end-use applications for glycol experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside of our control. Additionally, the industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. A downturn could decrease demand for our products or could otherwise adversely affect the prices at which we charge for recycled glycol. Moreover, a downturn in the specific areas of the economy in which we operate our business could have a material adverse effect on our ability to effectuate our business plan and our financial results. We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

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

Current uncertainty in the global financial markets and economy may negatively affect our financial results. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways, which, in turn, could adversely affect our stock price. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors described herein. Our customers may defer purchases of our products, licenses, and services in response to tighter credit and negative financial news or reduce their demand for them. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

In addition, our operating results and financial condition could be negatively affected if, as a result of economic conditions, either:

•	the demand for, and prices of, our products, licenses, or services are reduced as a result of actions by our competitors or otherwise; or
•	our financial counterparts or other contractual counterparties are unable to, or do not, meet their contractual commitments to us.

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

We currently operate primarily in the northern, mid-western, and eastern United States. These areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice, or rain, our customers may curtail their operations or we may be unable to move our trucks to provide services, thereby reducing demand for, or our ability to provide services and generate revenues. The regions in which we operate have in the past been, and may in the future be, affected by natural disasters such as hurricanes, windstorms, floods, and tornadoes. Future natural disasters or inclement weather conditions could severely disrupt the normal operation of our, or our customers’, business and have a material adverse effect on our financial condition and results of operations.

Risks Relating to our Common Stock

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

The trading price of our Common Stock on OTC Pink since our reorganization has ranged from a high of $2.99 on April 30, 2012, to a low of $0.05 on November 16, 2016. In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

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

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. Additionally, in conjunction with our acquisition of WEBA and RS&T, we issued notes in the aggregate of $2.76 million, including $1 million of notes that come due in May 31, 2017 and must be repaid by that date or we will be required to amortize any existing principal and interest over the successive 4-month period. We cannot be certain how the repayment of those promissory notes will be funded and we may issue further equity or debt in order to raise funds to repay the promissory notes, including funding that may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

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

The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain the financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 230 Gill Way, Rock Hill, SC 29730. Our telephone number at that office is (866) 960-1539.

Our Minnesota facility leases approximately 9,600 square feet of property located at 796 29th Avenue SE, Minneapolis, MN 55414. The monthly base rent for this location is currently $3,560. The base rent will gradually increase until the lease term expires on April 30, 2021.

Our Indiana facility leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $4,200. The base rent will gradually increase until the lease term expires on December 31, 2017.

Our Florida facility leases approximately 4,200 square feet of property located at 4302 Holden Road, Lakeland, FL 33811. The monthly base rent for this location is $2,500. The lease term expires on August 31, 2018.

Our South Carolina facility leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $4,698. The base rent will gradually increase until the lease term expires on October 28, 2023. Our South Carolina facility also leases approximately 3,500 square feet of property located at 1500 Farmer Road, Suite G-1, Conyers, GA 30012. The monthly base rent for this location is currently $1,183. The base rent will gradually increase until the lease term expires on January 31, 2018.

Our South Dakota facility leases approximately 3,600 square feet of property located at 46991 Mindy Street, Tea, SD 57064. The monthly base rent for this location is $2,900. The lease term expires on December 31, 2017.

Our Maryland facility leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $6,562. The lease term expired on December 31, 2016 and the property currently being rented on a month to month basis.

Our West Virginia facility leases approximately 15 acres of property located in Institute, WV. The monthly base rent for this location is currently $3,125 and increases on an annual basis to $12,500 per month. The lease term expires December 27, 2021.

We believe our existing facilities are adequate to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

The Company may be party to legal proceedings in the ordinary course of business.  The Company believes that the nature of these proceedings (collection actions, etc.) is typical for a Company of our size and scope of operations. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Below is an overview of a recently resolved legal proceeding, one pending legal proceeding, and one outstanding alleged claim.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of March 31, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of March 31, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

2015
1st Quarter	$0.40	$0.23
2nd Quarter	$0.32	$0.12
3rd Quarter	$0.20	$0.06
4th Quarter	$0.12	$0.08

2016
1st Quarter	$0.14	$0.08
2nd Quarter	$0.14	$0.09
3rd Quarter	$0.14	$0.09
4th Quarter	$0.11	$0.05

As of March 15, 2017, the closing sale price for our Common Stock as quoted on the OTC Pink Sheets system was $0.11. As of March 15, 2017, there were approximately 970 shareholders of record for our Common Stock. This does not include shareholders holding stock in street name in brokerage accounts.

Transfer Agent

The Company’s transfer agent is Olde Monmouth Stock Transfer Co. Inc. located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716.  The transfer agent’s phone number is (732) 872-2727 and its website is www.oldemonmouth.com.

Dividend Policy

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	5,748,230	$0.80	751,771

Equity compensation plans not approved by security holders:

None	-	-	-
Total	12,395,836	$0.69	846,771

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

There are an aggregate of 6,742,606 shares of our Common Stock reserved for issuance upon exercise of options granted under the 2007 Stock Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company (collectively, “Eligible Persons”). As of March 31, 2017, we have issued options to purchase an aggregate of 6,647,606 shares of our Common Stock originally reserved under the 2007 Stock Plan.

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of March 31, 2017, we have issued options to purchase an aggregate of 5,748,229 shares of our Common Stock originally reserved under the 2012 Plan.

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

On October 31, 2016, the Company issued an aggregate of 56,056 shares of Common Stock to nine employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On November 30, 2016, the Company issued an aggregate of 56,246 shares of Common Stock to eight employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On December 6, 2016, the Company issued an aggregate of 512,550 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On December 22, 2016, the Company issued an aggregate of 7,000 shares of Common Stock to five employees of the Company for achieving certain performance goals at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On December 30, 2016, the Company issued an aggregate of 5,625,000 shares of Common Stock in connection with the acquisition of WEBA Technology Corp. at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On December 31, 2016, the Company issued an aggregate of 44,573 shares of Common Stock to seven employees of the Company pursuant to the Company's Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On December 31, 2016, the Company issued an aggregate of 283,800 shares of Common Stock to six directors of the Company pursuant to the Company's Director Compensation Plan at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2016, and 2015, with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

GlyEco is a leading specialty chemical company, leveraging technology and innovation to focus on vertically integrated, eco-friendly manufacturing, customer service and distribution solutions. Our eight facilities, including the recently acquired 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia, deliver superior quality glycol products that meet or exceed ASTM quality standards, including a wide spectrum of ready to use antifreezes and additive packages for antifreeze/coolant, gas patch coolants and heat transfer fluid industry, throughout North America. Our team's extensive experience in the chemical field, including direct experience with reclamation of all types of glycols, gives us the ability to process a wide range of feedstock streams, formulate and produce unique products and has earned us an outstanding reputation in our markets.

Prior to the December 2016 acquisitions of WEBA, RS&T and DOW assets and through December 31, 2016, the Company operated as one segment. Effective January 1, 2017, GlyEco has two segments: Consumer and Industrial. Consumer’s principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing and distribution centers located in the eastern region of the United States. Industrial’s principal business activity consists of two divisions. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America, and RS&T, which operates a 14-20 million gallons per year ASTM E1177 EG-1 glycol re-distillation plant in West Virginia that processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

Consumer segment

Our Consumer segment has processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. We estimate that the monthly processing capacity of our four facilities with distillation equipment is approximately 100,000 gallons of ready to use finished products. We have invested significant time and money into increasing the capacity and actual production of our facilities. Our average monthly production was approximately 40,000 gallons in the first quarter of 2016 as compared to approximately 60,000 gallons in the fourth quarter of 2016. Our processing and distribution centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we also sell windshield washer fluids which we do not recycle.

We have deployed our proprietary technology across our six processing distribution centers, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service.

Our Consumer segment product offerings include:

•	High-Quality Recycled Glycols - Our technology allows us to produce glycols which meet ASTM standards and can be used in any industrial application.
•	Recycled Antifreeze - We formulate several universal recycled antifreeze products to meet ASTM and/or OEM manufacturer specifications for engine coolants. In addition, we custom blend recycled antifreeze to customer specifications.
•	Recycled HVAC Fluids - We formulate a universal recycled HVAC coolant to meet ASTM and/or OEM manufacturer specifications for heating, ventilation and air conditioning fluids. In addition, we custom blend recycled HVAC coolants to customer specifications.
•	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing centers for recycling or in some cases to be safely disposed.
•	Windshield Washer Fluid - In certain markets we sell windshield washer fluids which we do not recycle.

We currently sell and deliver all of our products in bulk containers (55 gallon barrels, 250 gallon totes, etc.) or variable metered bulk quantities.

We began developing innovative new methods for recycling glycols in 1999. We recognized a need in the market to improve the quality of recycled glycol being returned to retail customers. In addition, we believed through process technology, systems, and footprint we could clean more types of waste glycol in a more cost efficient manner. Each type of industrial waste glycol contains a different list of impurities which traditional waste antifreeze processing does not clean effectively. Additionally, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

Our proprietary and patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A program (Quality Control & Assurance) seeks to ensure consistently high quality, ASTM (American Society for Testing and Materials) standard compliant recycled material. Our products are trusted in all vehicle makes and models, regional fleet, local auto, and national retailers. Our proprietary QC&A program is managed and supported by dedicated process and chemical engineering staff, requires periodic onsite field audits, and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business and RS&T, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA's METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD additive packages cover the entire range of coolant types from basic green conventional to the newest extended life OAT antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as all-organic (OAT) inhibitors for specific pH range and aluminum system requirements.

All of the METALGUARD products are tested at our in-house laboratory facility and by third-party laboratories to assure conformance. We use the standards set by ASTM (American Society of Testing Materials) for all of our products. All of our products pass the most current ASTM standards and testing for each type of product. Our manufacturing facility conforms to the highest levels of process quality control including ISO 9001 certification.

RS&T operates a 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia, which processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide. The facility is uniquely designed to process industrial waste glycol. It utilizes the only currently active process that produces a product that both meets the virgin glycol antifreeze grade specification, ASTM E1177 EG-1, and achieves the important aesthetic requirement for most applications of having no odor. It is the largest glycol re-distillation plant in North America, with a capacity of 14-20 million gallons per year, several times higher processing capacity than the next largest glycol recycling facility. The facility, located at the Dow Institute Site in Institute, WV, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based and other products where we can be an efficiency leader providing value added products. To deliver value to all of our stakeholders we: develop, manufacture and deliver value-added niche or specialty products, deliver high quality products which meet or exceed industry standards, provide superior customer service, effectively manage costs as a low cost manufacturer, operate a dependable low cost distribution network, leverage technology and innovation throughout our company and are eco-friendly.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets. We provide white glove proactive customer service. Our manufacturing operations produce the highest quality products while effectively managing costs by recycling at high capacity and high up time, driving down raw material costs with focused feedstock streams management and using technology and data to manage our business in real-time. Our distribution operations provide dependable service at a low cost by effectively using know how, technology and data. We leverage technology and innovation to develop a recognized brand and operate certified laboratories and well supported research and development activities. Similarly, we focus on internal and external training programs. We are eco-friendly with the products we offer and the way we operate our businesses.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. This generally occurs either when the Company’s products are shipped from its facility or delivered to the customer when title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material. Shipping costs passed to the customer are included in the net sales.

Collectability of Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from sales of products and are recorded net of an allowance for doubtful accounts. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

Substantially all our customers are based in the United States. The economic conditions in the United States can significantly impact the recoverability of our accounts receivable.

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

Goodwill and Other Intangibles

As of December 31, 2016, goodwill and net intangible assets recorded on our consolidated balance sheet aggregated to $6,487,287 (of which $3,693,083 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2016 and 2015, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2016, and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of March 31, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of March 31, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

For the year ended December 31, 2016, Net Sales were $5,591,087 compared to $7,364,452 for the year ended December 31, 2015, representing a decrease of $1,773,365, or 24%. The decrease in Net Sales was due to the impact of the closure of our former New Jersey processing center in December 2015, partially offset by the addition of new customers. For the year ended December 31, 2015, Net Sales for the New Jersey facility to external customers were $2,583,940.

Cost of Goods Sold

For the year ended December 31, 2016, our Costs of Good Sold was $5,283,054 compared to $8,167,841 for the year ended December 31, 2015, representing a decrease of $2,884,787, or approximately 35%. The decrease in Cost of Goods Sold was primarily due to the closure of our former New Jersey processing center in December 2015, partially offset by costs associated with sales to new customers. For the year ended December 31, 2015, Cost of Goods Sold for the New Jersey facility related to external customers was approximately $3,500,000.

Gross Profit (Loss)

For the year ended December 31, 2016, we realized a gross profit of $308,033 compared to a gross loss of $(803,389) for the year ended December 31, 2015, representing a change of $1,111,422.  This change is primarily the result of the impact of the closure of our former New Jersey processing center in December 2015.

Our gross margin profit (loss) for the year ended December 31, 2016, was approximately 6% compared to approximately (11)%, for the year ended December 31, 2015.

Operating Expenses

For the year ended December 31, 2016, operating expenses decreased to $3,492,475 from $11,477,791 for the year ended December 31, 2015, representing a decrease of $7,985,316.  Operating expenses consist of consulting fees, share-based compensation, salaries and wages, legal and professional fees, general and administrative expenses and the impairment loss, primarily related to the New Jersey processing center (see Note 1 to the Consolidated Financial Statements for additional information regarding the impairment). The reduction in operating expenses is primarily due to the $8,633,761 impairment loss in 2015, partially offset by an increase in salaries and wages associated with additional personnel to support the company’s short term and long term growth plans.

Consulting Fees. Consulting Fees consist of marketing, administrative and management fees paid under consulting agreements.  Consulting Fees decreased to $129,752 for the year ended December 31, 2016, from $324,947 for the year ended December 31, 2015, representing a decrease of $195,195, or approximately 60%.  The decrease is primarily due to the change in direction by management to utilize employees rather than consultants to advance our business.

Share-Based Compensation. Share-Based Compensation consists of stock, options and warrants issued to consultants, employees and directors in consideration for services provided to the Company. Share-Based Compensation increased to $1,064,086 for the year ended December 31, 2016, from $887,173 for the year ended December 31, 2015, representing an increase of $176,913, or 20%. The increase is due to changes in the type and amount of awards granted between periods.

Salaries and Wages. Salaries and wages consist of wages and the related taxes.  Salaries and Wages increased to $1,094,465 for the year ended December 31, 2016, from $549,578 for the year ended December 31, 2015, representing an increase of $544,887 or 99%.  The increase is due to a shift by management to use employees rather than consultants as well as the build out of certain in-house resources, including sales, marketing and customer service personnel to support the Company’s short term and long term growth plans and technical resources to support the Company’s product quality enhancement and production capacity increase efforts. Towards the end of the quarter ended September 30, 2016 and continuing into the quarter ended December 31, 2016, the Company increased its sales and marketing team, including the hiring of a Vice President of Sales and Marketing. The Company expects that this increase in personnel will result in an immediate increase in salaries and wages expense and an increase in sales in 2017.

Legal and Professional Fees. Legal and professional fees consist of legal, accounting, tax and audit services.  For the year ended December 31, 2016, Legal and Professional Fees decreased to $274,824 from $300,350 for the year ended December 31, 2015, representing a decrease of $25,526 or approximately 8%.

General and Administrative (G&A) Expenses. G&A Expenses consist of general operational costs of our business. For the year ended December 31, 2016, G&A Expenses increased to $929,348 from $781,982 for the year ended December 31, 2015, representing an increase of $147,366, or approximately 19%. The increase is primarily due to costs related to our New Jersey processing center that was closed in December 2015, partially offset by cost savings realized across other areas of the Company. The Company incurred approximately $496,000 of costs in 2016 associated with the New Jersey facility. The wind down of the New Jersey processing center is substantially complete and the Company does not expect any significant costs related to New Jersey in the future.

Other Income and Expenses

For the year ended December 31, 2016, Other Income and Expenses was expense of $100,170 compared to an expense of $160,706 for the year ended December 31, 2015, representing a decrease of $60,356, or approximately 38%. Other Income and Expenses consist primarily of a $89,666 Loss on sale of equipment, net, Interest income and Interest expense along with a gain on settlement of a note payable of $15,000 during 2016. The change was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015 and the gain on settlement.

Interest Expense. Interest expense consists of interest on the Company’s outstanding indebtedness.  For the year ended December 31, 2016, Interest Expense decreased to $25,876 from $160,937 for the year ended December 31, 2016, representing a decrease of $135,061 or approximately 84%. The decrease was primarily due to costs associated with our former New Jersey processing center that was closed in December 2015.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and share-based compensation (which we refer to as “Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported
	Years Ended December 31,
	2016	2015
Net loss	$(2,264,560)	$(12,452,260)

Interest expense, net	25,504	160,706
Income tax (benefit) expense	(1,020,052)	10,374
Depreciation and amortization	358,491	793,438
Share-based compensation	1,064,086	887,173
Adjusted EBITDA	$(1,836,531)	$(10,600,569)

Liquidity & Capital Resources

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

As of December 31, 2016, we had $3,572,685 in current assets, consisting primarily of $1,413,999 in cash, $1,096,713 in accounts receivable and $644,522 in inventory. Cash increased from $1,276,687 as of December 31, 2015, to $1,413,999 as of December 31, 2016, primarily due to the rights offering in February 2016 and the unsecured debt issued in December 2016, significantly offset by negative operating cash flow and purchases of assets and businesses. Accounts receivable increased from $807,906 as of December 31, 2015, to $1,096,713 as of December 31, 2016 primarily due to customer receivable balances acquired as part of the WEBA acquisition in December 2016. Inventory increased from $380,789 as of December 31, 2015, to $644,522 as of December 31, 2016 primarily due to inventory balances acquired as part of the Dow asset purchase in December 2016.

As of December 31, 2016, we had total current liabilities of $5,336,792, consisting primarily of contingent acquisition consideration of $1,821,575 and notes payable – current portion, net of debt discount of $2,541,178. Contingent acquisition consideration relates to potential future earn out payment amounts primarily related to the WEBA acquisition in 2016. Notes payable – current portion, net of debt discount increased from $117,972 as of December 31, 2015 to $2,541,178 as of December 31, 2016 primarily related to the unsecured debt issued in December 2016.

The table below sets forth certain information about the Company’s liquidity and capital resources for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31, 2016	December 31, 2015
Net cash (used in) operating activities	$(2,997,392)	$(2,256,162)
Net cash (used in) investing activities	$(2,382,971)	$(173,874)
Net cash provided by financing activities	$5,517,675	$3,211,876
Net increase (decrease) in cash	$137,312	$(781,840)
Cash - beginning of year	$1,276,687	$494,847
Cash - end of year	$1,413,999	$1,276,687

The Company may not have sufficient capital to sustain expected operations and investing activities for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended. During the year ended December 31, 2016, we completed a rights offering and raised net proceeds of $2,936,792, which is discussed further below. During the year ended December 31, 2016, we also raised gross proceeds of $2,810,000 through the issuance of unsecured debt, which is discussed further below. During the year ended December 31, 2015, we completed a private placement offering and raised net proceeds of $3,544,448 which is also discussed further below.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations until, if at all, the Company is able to achieve profitable operations.

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

In their report dated April 6, 2017, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our consolidated financial statements for the fiscal year ended December 31, 2016 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

Private Financings

February 2015 Private Placement

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

February 2016 Rights Offering

On February 26, 2016, the Company closed the 2016 Rights Offering. The rights offering was made pursuant to a registration statement on Form S-1 filed with the SEC and declared effective on January 20, 2016.

Pursuant to the 2016 Rights Offering, the Company distributed to holders of its Common Stock non-transferable subscription rights to purchase up to 50,200,947 shares of the Company’s Common Stock, par value $0.0001 per share. Each shareholder received one subscription right for every one share of Common Stock owned at 5:00 p.m. EST on October 30, 2015, the record date. Each subscription right entitled a shareholder to purchase 0.7 shares of Common Stock at a subscription price of $0.08 per share, which was referred to as the basic subscription privilege. If a shareholder fully exercised their basic subscription privilege and other shareholders did not fully exercise their basic subscription privileges, shareholders could also exercise an over-subscription privilege to purchase a portion of the unsubscribed shares at the same subscription price of $0.08 per share.

During the 2016 Rights Offering, subscription rights to purchase a total of 37,475,620 shares of Common Stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of $2,998,050 before deducting expenses associated with the rights offering.

5% Notes Issuance

On December 27, 2016, the Company entered into a subscription agreement (the “5% Notes Subscription Agreement”) by and between the Company and various funds managed by Wynnefield Capital. Pursuant to the 5% Notes Subscription Agreement, the Company offered and issued $1,000,000 in principal amount of 5% Senior Unsecured Promissory Notes (the “5% Notes”). The Company received $1,000,000 in net proceeds from the offering. The 5% Notes will mature on May 31, 2017, or at an earlier date consistent with Section 2(d) of the 5% Note (the “5% Note Maturity Date”). The 5% Notes bear interest at a rate of 5% per annum due on the 5% Note Maturity Date or as otherwise specified by the 5% Note. The 5% Notes contain standard events of default, including: (i) failure to repay the 5% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. If the 5% Notes are not repaid at the 5% Note Maturity Date, then the default rate becomes 12% per annum and the balance of the 5% Notes outstanding must be paid in four equal installments during the succeeding four months.

8% Notes Issuance

On December 27, 2016, the Company entered into subscription agreements (the “8% Notes Subscription Agreements”) by and between the Company and certain accredited investors. Pursuant to the 8% Notes Subscription Agreements, the Company offered and issued: (i) $1,810,000 in principal amount of 8% Senior Unsecured Promissory Notes (the “8% Notes”); and (ii) warrants (the “Warrants”) to purchase up to 5,656,250 shares of Common Stock of the Company. The Company received $1,760,000 in net proceeds from the offering. The 8% Notes will mature on December 27, 2017 (the “8% Note Maturity Date”), or at an earlier date consistent with Section 2(d) of the 8% Note. The 8% Notes bear interest at a rate of 8% per annum due on the 8% Note Maturity Date or as otherwise specified by the 8% Note. The 8% Notes contain standard events of default, including: (i) failure to repay the 8% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. The Warrants are exercisable for an aggregate of 5,656,250 shares of Common Stock, beginning on December 27, 2016, and will be exercisable for a period of three years. The exercise price with respect to the warrants is $0.08 per share. The exercise price and the amount of shares of Common Stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other similar issuances.

Off-balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2016 and 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GlyEco, Inc.

We have audited the accompanying consolidated balance sheets of GlyEco, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlyEco, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2016, has an accumulated deficit of $36,815,063 as of December 31, 2016 and is dependent on its ability to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 6, 2017

GLYECO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$1,413,999	$1,276,687
Cash – restricted	76,552	-
Accounts receivable, net	1,096,713	807,906
Prepaid expenses and other current assets	340,899	95,775
Inventories	644,522	380,789
Total current assets	3,572,685	2,561,157

Property, plant and equipment, net	3,657,839	1,279,057

Other Assets
Deposits	387,035	26,688
Goodwill	3,693,083	835,295
Other intangibles, net	2,794,204	169,533
Total other assets, net	6,874,322	1,031,516

Total assets	$14,104,846	$4,871,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$961,010	$1,522,037
Due to related parties	6,191	34,405
Contingent acquisition consideration	1,821,575	-
Notes payable – current portion, net of debt discount	2,541,178	117,972
Capital lease obligations – current portion	6,838	9,752
Total current liabilities	5,336,792	1,684,166

Non-Current Liabilities
Notes payable – non-current portion	2,963,640	-
Capital lease obligations – non-current portion	3,371	10,211
Total non-current liabilities	2,967,011	10,211

Total liabilities	8,303,803	1,694,377

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock: 300,000,000 shares authorized; $0.0001 par value; 126,156,189 and 72,472,412 shares issued and outstanding as of December 31, 2016 and 2015, respectively	12,616	7,248
Additional paid-in capital	42,603,490	37,720,608
Accumulated deficit	(36,815,063)	(34,550,503)
Total stockholders’ equity	5,801,043	3,177,353

Total liabilities and stockholders’ equity	$14,104,846	$4,871,730

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Net sales	$5,591,087	$7,364,452
Cost of goods sold	5,283,054	8,167,841
Gross profit (loss)	308,033	(803,389)

Operating expenses:
Consulting fees	129,752	324,947
Share-based compensation	1,064,086	887,173
Salaries and wages	1,094,465	549,578
Legal and professional	274,824	300,350
General and administrative	929,348	781,982
Impairment loss	-	8,633,761
Total operating expenses	3,492,475	11,477,791

Loss from operations	(3,184,442)	(12,281,180)

Other (income) and expense:
Interest income	(372)	(231)
Interest expense	25,876	160,937
Loss on sale of equipment, net	89,666	-
Gain on settlement of note payable	(15,000)	-
Total other expense, net	100,170	160,706

Loss before provision for income taxes	(3,284,612)	(12,441,886)

(Benefit) provision for income taxes	(1,020,052)	10,374

Net loss	$(2,264,560)	$(12,452,260)

Basic and diluted net loss per share	$(0.02)	$(0.18)

Weighted average common shares outstanding (basic and diluted)	109,553,834	69,113,112

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2014	58,033,560	$5,804	$33,284,831	$(22,098,243)	$11,192,392

Offering of common shares, net	11,013,170	1,101	3,543,347	-	3,544,448

Common shares for payment of accounts payable	16,334	2	5,598	-	5,600

Warrants exercised	999,667	100	(100)	-	-

Share-based compensation	2,409,681	241	886,932	-	887,173

Net loss	-	-	-	(12,452,260)	(12,452,260)

Balance, December 31, 2015	72,472,412	7,248	37,720,608	(34,550,503)	3,177,353

Offering of common shares, net	37,475,620	3,746	2,933,046	-	2,936,792

Share-based compensation	10,583,157	1,059	1,063,027	-	1,064,086

Shares issued in connection with business combination	5,625,000	563	561,937	-	562,500

Relative fair value of warrants to purchase Common Stock issued in connection with promissory notes	-	-	324,872	-	324,872

Net loss	-	-	-	(2,264,560)	(2,264,560)

Balance, December 31, 2016	126,156,189	$12,616	$42,603,490	$(36,815,063)	$5,801,043

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Net cash flow from operating activities
Net loss	$(2,264,560)	$(12,452,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	273,162	586,502
Amortization of intangibles	85,329	206,936
Share-based compensation	1,064,086	887,173
Provision for bad debt	38,409	167,315
Gain on settlement of note payable	(15,000)	-
Loss on disposal of equipment	97,841	-
Impairment of inventories	-	168,795
Impairment of property, plant and equipment	-	5,320,074
Impairment of deposit	-	60,000
Impairment of intangible assets	-	3,084,892
Income tax benefit related to WEBA acquisition	(1,030,000)	-
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	155,480	(189,165)
Prepaid expenses and other current assets	164,332	41,281
Inventories	(263,733)	18,093
Deposits	(360,347)	(5,980)
Accounts payable and accrued expenses	(914,177)	(121,723)
Due to related party	(28,214)	(28,095)

Net cash used in operating activities	(2,997,392)	(2,256,162)

Cash flows from investing activities
Cash paid for acquisitions, net of cash received	(96,754)	-
Cash – restricted	(76,552)	-
Purchase of property, plant and equipment	(2,209,665)	(173,874)
Net cash used in investing activities	(2,382,971)	(173,874)

Cash flows from financing activities
Repayment of notes payable	(142,491)	(6,904)
Repayment of capital lease obligations	(9,754)	(325,668)
Proceeds for issuance of notes payable, net of offering costs	2,733,128	-
Proceeds from the sale of Common Stock, net	2,936,792	3,544,448
Net cash provided by financing activities	5,517,675	3,211,876

Net change in cash	137,312	781,840

Cash at the beginning of the year	1,276,687	494,847

Cash at end of the year	$1,413,999	$1,276,687

Supplemental disclosure of cash flow information
Interest paid during the year	$25,876	$160,937
Income taxes paid during the year	$9,948	$10,374

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$436,081	$-
Acquisition of equipment included in accounts payable	$58,950	$-
Notes payable issued in connection with business combination	$2,650,000	$-
Common Stock issued in connection with business combination	$562,500	$5,600
Extinguishment of capital lease	$-	$877,449
Relative fair value of warrants to purchase Common Stock issued in connection with promissory notes	$324,872	$-
Note payable proceeds committed and held in escrow	$50,000	$-

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries; and purchased 96% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company (“Dow”), at Institute, West Virginia (the “Dow Assets”).

The Company was formed in the State of Nevada on October 21, 2011. We were formed to acquire the assets of companies in the business of recycling and processing waste glycol and to apply our proprietary technology to provide a higher quality of glycol to end-market users throughout North America.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, RS&T, and the acquisition subsidiaries that were formed to acquire the processing centers listed above. These processing centers are held in seven subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2016, has an accumulated deficit of $36,815,063 as of December 31, 2016 and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

These consolidated financial statements include the accounts of GlyEco, Inc., and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated as a result of consolidation.

Noncontrolling Interests

The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the parent company’s equity. Noncontrolling interests’ partners have less than 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the face of the consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

The Company provides either in the consolidated statements of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.
(3)	Each component of other comprehensive income or loss

Noncontrolling interests were not significant as of December 31, 2016.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. Prior to the December 2016 acquisitions of WEBA, RS&T and DOW assets and through December 31, 2016, the Company operated as one segment. After the acquisitions we will be operating as two segments, Consumer and Industrial. As of December 31, 2016, $6,890,891 and $7,213,955 of assets were held in our Consumer and Industrial segments, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance of doubtful accounts, the value of share-based compensation and warrants, the allocation of the purchase price in the Company’s acquisitions, the recoverability of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. This generally occurs either when the Company’s products are shipped from its facility or delivered to the customer when title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material. Shipping costs passed to the customer are included in net sales.

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in 2016 and 2015. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $80,207 and $203,270 as of December 31, 2016 and 2015, respectively.

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

For purposes of computing depreciation, the useful lives of property, plant and equipment are as follows:

Leasehold improvements	Lesser of the remaining lease term or 5 years

Machinery and equipment	3-15 years

Impairment of Long-Lived Assets

Property, plant and equipment, purchased intangibles subject to amortization and patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and amortized over the expected term of the debt to interest expense using the effective interest method.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. At December 31, 2016, these potentially dilutive securities included warrants of 13,922,387 and stock options of 7,950,093 for a total of 21,872,480. At December 31, 2015, these potentially dilutive securities included warrants of 16,567,326 and stock options of 11,612,302 for a total of 29,192,128.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for the year ended December 31, 2016. There was no impact from the adoption of the standard.

In July 2015, the FASB issued ASU 2015-11, “Inventory” (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company does not expect the adoption of this standard will have a significant impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not yet selected a transition method and is currently assessing the impact of adoption of ASU 2016-02 will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplified certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. There was no impact from the adoption of the standard.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01. As a result of the adoption of ASU 2017-01, the Company’s acquisition of the Dow Assets was determined to be an asset acquisition.

NOTE 3 – Accounts Receivable

As of December 31, 2016 and 2015, the Company’s net accounts receivable were $1,096,713 and $807,906, respectively.

The following table summarizes activity for the allowance for doubtful accounts for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance as of January 1,	$203,270	$62,249
Bad debt expense	38,409	167,315
Charge offs, net	(161,472)	(26,293)
Ending balance as of December 31,	$80,207	$203,270

NOTE 4 – Inventories

As of December 31, 2016 and 2015, the Company’s total inventories were as follows:

December 31,	2016	2015
Raw materials	$221,088	$217,165
Work in process	172,142	84,343
Finished goods	251,292	79,281
Total inventories	$644,522	$380,789

NOTE 5 – Property, Plant and Equipment

As of December 31, 2016 and 2015, the property, plant and equipment, net of accumulated depreciation, is as follows:

December 31,	2016	2015
Machinery and equipment	$4,154,305	$1,863,322
Leasehold improvements	126,598	50,772
Accumulated depreciation	(927,909)	(661,930)
	3,352,994	1,252,164
Construction in process	304,845	26,893
Total property, plant and equipment	$3,657,839	$1,279,057

Depreciation expense recorded during the years ended December 31, 2016 and 2015 was $273,162 and $586,502, respectively.

During December 2015, the Company ceased operations at its New Jersey facility (see Note 1). In connection with the cessation of operations at the New Jersey facility the Company recorded an impairment to property, plant and equipment of approximately $5.3 million.

NOTE 6 – Goodwill and Other Intangible Assets

We account for an acquisition of a business, as defined in ASC Topic 805, as required by an analysis of the inputs, processes and outputs associated with the transactions. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. See below for discussion of impairment of intangible assets recorded by the Company during 2015.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2016 and 2015 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

The components of goodwill and other intangible assets are as follows (See Note 10 for 2016 business combinations):

		Gross Balance at		Net Balance at			Net Balance at
	Estimated	December 31,	Accumulated	December 31,		Accumulated	December 31,
	Useful Life	2015	Amortization	2015	Additions	Amortization	2016
Finite live intangible assets:
Customer list and tradename	5 years	$24,500	$(12,667)	$11,833	$963,000	$(26,296)	$961,204

Non-compete agreements	5 years	332,000	(174,300)	157,700	867,000	(246,000)	953,000

Intellectual property	10 years	-	-	-	880,000	-	880,000

Total intangible assets		$356,500	$(186,967)	$169,533	$2,710,000	$(272,296)	$2,794,204

Goodwill	Indefinite	$835,295	$-	$835,295	$2,857,788	$-	$3,693,083

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

Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2016 and 2015, totaled $85,329 and $206,936, respectively. The following table represents the total estimated amortization of intangible assets for future years:

For the Year Ending December 31,	Estimated Amortization Expense

2017	525,829
2018	479,875
2019	454,000
2020	454,000
2021	440,500
Thereafter	440,000
$2,794,204

NOTE 7 – Income Taxes

The (benefit) provision for income taxes is as follows for the year ended December 31, 2016:

Current:
Federal	$(1,020,652)
State	600
Total current	(1,020,052)
Deferred:
Federal	1,573,163
State	375,291
Change in valuation allowance	(1,948,454)
Total deferred	—
Income tax (benefit)	$(1,020,052)

The differences between our effective income tax rate and the U.S. federal income tax rate for the year ended December 31, 2016 are:

2016
U.S. federal tax	34%

Adjustment for forfeiture of non-qualified stock options	(27)%
Other	—%
Release of valuation allowance	32%
Total	39%
Valuation allowance	(7)%
Effective tax rate	32%

As of December 31, 2016 and 2015, the Company had net operating loss (NOL) carryforwards of approximately $31,373,000 and $30,842,000, respectively, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2036. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2016 and 2015 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	Year Ended December 31,
	2016	2015
Net Operating Loss	$12,323,000	$12,953,000
Stock Compensation	635,000	1,732,000
Reserves	84,000	85,000
DTA	13,042,000	14,770,000
Basis difference in intangibles and fixed assets	(1,176,000)	(956,000)
DTL	(1,176,000)	(956,000)
Net Operating Loss	11,866,000	13,814,000
Valuation allowance	(11,866,000)	(13,814,000)
	$—	$—

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2016 and 2015 was $810,000 and $2,520,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2016 and 2015, and recorded a full valuation allowance.

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

NOTE 8 – Notes Payable

Notes payable consist of the following:

	December 31, 2016	December 31, 2015
2013 Secured Note	$-	$2,972
Manzo Note	-	115,000
2016 Secured Notes	396,562	-
2016 5% Related Party Unsecured Notes	1,000,000	-
2016 8% Related Party Unsecured Notes, net of debt discount of $351,744	1,458,256	-
2016 WEBA Seller Notes	2,650,000	-
Total notes payable	5,504,818	117,972
Less current portion	(2,541,178)	(117,972)
Long-term portion of notes payable	$2,963,640	$-

2013 Secured Note

In May 2013, Acquisition Sub #1 entered into a secured promissory note with Security State Bank of Marine in Minnesota (the “2013 Secured Note”). The key terms of the 2013 Secured Note included: (i) a principal balance of $20,000, (ii) an interest rate of 6.0%, and (iii) a term of three years with a maturity date of May 2, 2016. The 2013 Secured Note was collateralized by a vehicle. Under the terms of the agreement, the note matured in May 2016 and was paid in full.

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

2016 Secured Notes

In January 2016, Acquisition Sub #5 entered into a secured promissory note with Ascentium Capital. In April 2016, Acquisition Sub #5 and separately, the Company, entered into secured promissory notes with Ascentium Capital. In July 2016, Acquisition Sub #3 entered into a secured promissory note with PACCAR Financial. In September 2016, Acquisition Sub #2 entered into a secured promissory note with PACCAR Financial. In November 2016, Acquisition Sub #5 and separately, Acquisition Sub #3 entered into secured promissory notes with MHC Financial Services, Inc. (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) an aggregate principal balance of $437,000, (ii) interest rates ranging from 5.8% to 9.0%, and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by vehicles and equipment.

2016 Related Party Unsecured Notes

5% Notes Issuance

On December 27, 2016, the Company entered into a subscription agreement (the “5% Notes Subscription Agreement”) by and between the Company and various funds managed by Wynnefield Capital. Pursuant to the 5% Notes Subscription Agreement, the Company offered and issued $1,000,000 in principal amount of 5% Senior Unsecured Promissory Notes (the “5% Notes”). The Company received $1,000,000 in gross proceeds from the offering. The 5% Notes will mature on May 31, 2017 (the “5% Note Maturity Date”). The 5% Notes bear interest at a rate of 5% per annum due on the 5% Note Maturity Date or as otherwise specified by the 5% Notes. The 5% Notes contain standard events of default, including: (i) failure to repay the 5% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. If the 5% Notes are not repaid at the 5% Note Maturity Date, then the default rate becomes 12% per annum and the balance of the 5% Notes outstanding must be paid in four equal installments during the succeeding four months.

8% Notes Issuance

On December 27, 2016, the Company entered into subscription agreements (the “8% Notes Subscription Agreements”) by and between the Company and certain accredited investors. Pursuant to the 8% Notes Subscription Agreements, the Company offered and issued: (i) $1,810,000 in principal amount of 8% Senior Unsecured Promissory Notes (the “8% Notes”); and (ii) warrants (the “Warrants”) to purchase up to 5,656,250 shares of common stock of the Company (the “Common Stock”). The Company received $1,810,000 in gross proceeds from the offering of which $1,760,000 was received in 2016 and $50,000 was accrued as an other current asset at December 31, 2016 and received in 2017. The 8% Notes will mature on December 27, 2017 (the “8% Note Maturity Date”). The 8% Notes bear interest at a rate of 8% per annum due on the 8% Note Maturity Date or as otherwise specified by the 8% Note. The 8% Notes contain standard events of default, including: (i) failure to repay the 8% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. The Company also incurred $26,872 of issuance costs, which were recorded as a debt discount and will be amortized as interest expense through the 8% Note Maturity Date. The Warrants are exercisable for an aggregate of 5,656,250 shares of Common Stock, beginning on December 27, 2016, and will be exercisable for a period of three years. The exercise price with respect to the warrants is $0.08 per share. The exercise price and the amount of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other similar issuances.

The Company allocated the proceeds received to the 8% Notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the 8% Notes to interest expense. Amortization expense during the year ended December 31, 2016 was insignificant.

We estimated the fair value of the warrants on the issue date using a Black-Scholes pricing model with the following assumptions:

Warrants
Expected term	3 years
Volatility	110.09%
Risk Free Rate	1.58%

The proceeds of the 8% Notes were allocated to the components as follows:

Proceeds allocated at issuance date
Notes	$1,485,128
Warrants	324,872
Total	$1,810,000

WEBA Seller Notes

In connection with the WEBA acquisition (see Note 10) the Company issued $2.65 million in 8% promissory notes (“Seller Notes”). The Seller Notes mature on December 27, 2021. The Seller Notes bear interest at a rate of 8% per annum payable on a quarterly basis in arrears. The Seller Notes contain standard default provisions, including: (i) failure to repay the Seller Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default.

NOTE 9 – Stockholders’ Equity

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

As of December 31, 2016 and 2015, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of December 31, 2016, the Company has 126,161,189, shares of Common Stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on Common Stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

During the year ended December 31, 2016, the Company issued the following shares of Common Stock in connection with financing activities:

On February 26, 2016, the Company closed a rights offering. The rights offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on January 20, 2016.

Pursuant to the rights offering, the Company distributed to holders of its Common Stock non-transferable subscription rights to purchase up to 50,200,947 shares of the Company’s Common Stock., par value $0.0001 per share. Each shareholder received one subscription right for every one share of common stock owned at 5:00 p.m. EST on October 30, 2015, the record date. Each subscription right entitled a shareholder to purchase 0.7 shares of the Company’s Common Stock at a subscription price of $0.08 per share, which was referred to as the basic subscription privilege. If a shareholder fully exercised their basic subscription privilege and other shareholders did not fully exercise their basic subscription privileges, shareholders could also exercise an over-subscription privilege to purchase a portion of the unsubscribed shares at the same subscription price of $0.08 per share.

During the rights offering, subscription rights to purchase a total of 37,475,620 shares of common stock, par value $0.0001, were exercised. The exercise of these subscription rights resulted in gross proceeds to the Company of $2,998,050 before deducting expenses of the rights offering.

During the year ended December 31, 2016, the Company issued the following shares in connection with a business combination

On December 27, 2016, in connection with the acquisition of WEBA, the Company issued 5,625,000 shares of Common Stock at the fair market price of $0.10 (see Note 10).

During the year ended December 31, 2016, the Company issued the following shares of Common Stock for compensation:

During the year ended December 31, 2016, the Company issued an aggregate of 1,263,351 shares of Common Stock to employees of the Company pursuant to the Company’s Equity Incentive Program at prices ranging from $0.08 to $0.12.

During the year ended December 31, 2016, the Company issued an aggregate of 3,031,556 shares of Common Stock to directors of the Company pursuant to the Company’s FY 2016 Director Compensation Plan at prices ranging from $0.075 to $0.12.

On June 13, 2016, the Company issued an aggregate of 6,281,250 shares of Common Stock to seven directors of the Company pursuant to the Company's FY2016 Director Compensation Plan due to the market condition related to the grant being achieved (see below).

On December 22, 2016, the Company issued an aggregate of 7,000 shares of Common Stock to five employees of the Company for achieving certain performance goals at a price of $0.08 per share.

Summary:

	Number of Common Shares Issued	Value
Common shares for cash, net of offering costs	37,475,620	$2,936,792
Share-based compensation	10,583,157	$423,783

For the year ended December 31, 2015, the Company issued the following common stock:

	Number of Common Shares Issued	Value of Common Shares
Common shares issued for cash, net of offering costs	11,013,170	$3,544,448
Common shares for settlement of accounts payable	16,334	$5,600
Share-based compensation	2,409,681	$371,737
Warrants exercised	999,667	$-

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted common shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s Common Stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $257,000, and is being amortized over the estimated service period. The Company recorded an expense $30,793 from the amortization of the unvested restricted shares for the year ended December 31, 2016. The expense for the year ended December 31, 2015 was insignificant. The shares were valued using a Monte Carlo Simulation with a six-year life, 88.0% volatility and a risk free interest rate of 1.79%.

In September 2015, the Board of Directors approved the issuance of 1,524,245 restricted common shares of the Company. These shares will be issued to the then Interim Chief Executive Officer and President upon vesting, which will be according to the following terms:

•	50% if the Company’s revenue for the first half of 2016 is at least 20% greater than revenue for the first half of 2015 and

•	50% if the Company has positive EBITDA (a non GAAP measure) for the first half of 2016.

The initial value of the restricted stock grant was approximately $92,000. The Company did not record any expense related to this grant as the applicable accounting guidance requires that if the performance condition must be met for the award to vest, compensation cost will be recognized only if the performance condition is satisfied and the above noted performance conditions have not been met. Further, the estimated quantity of awards for which it is probable that the performance conditions will be achieved must be reevaluated each reporting period and adjusted and management has estimated that the probability of achieving the performance conditions is minimal.

The above noted vesting criteria were not met during the measurement period. As such, the grant expired without the vesting of any shares.

In February 2016, the Board of Directors approved the issuance of 3,301,358 restricted common shares of the Company. These shares will be issued to the then President (1,100,453 shares) and Chief Financial Officer (2,200,905 shares) upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $198,000, which was amortized over the estimated service period. The Company recorded an expense of $22,409 from the amortization of the unvested restricted shares for the year ended December 31, 2016. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk free interest rate of 1.34%.

In January 2016, the Board of Directors approved the issuance of 6,281,250 restricted common shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $0.12 for a specified period or if the Company has positive EBITDA (a non GAAP measure) for one quarter in 2016. These shares were issued to the members of the Board on June 13, 2016, when the market price of the Company’s common stock traded at or above $0.12 for a 30-day volume weighted average price.

The initial value of the restricted stock grant was $509,000, which has been amortized over the estimated performance period. The Company recorded the entire value as expense from the amortization of the restricted shares for the year ended December 31, 2016. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

In May 2016, the Board of Directors approved the issuance of 1,100,453 restricted common shares of the Company. These shares were to be issued to the then Chief Executive Officer upon vesting, which was to be according to the following terms:

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

The initial value of the restricted stock grant was approximately $198,000, which was to be amortized over the estimated service period. In December 2016, the then Chief Executive Officer resigned from the Company; therefore, any recognized expense was reversed and the expense recognized by the Company during the year ended December 31, 2016 was $0. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.43%. In December 2016, the Board of Directors modified the terms of this award in conjunction with the resignation of the then Chief Executive Officer to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was not significant and did not record any expense for this modified award during the year ended December 31, 2016.

In September 2016, the Board of Directors approved the issuance of 1,650,680 restricted common shares of the Company. These shares will be issued to the Vice President of Sales and Marketing upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $141,000, which is being amortized over the estimated service period. The Company recorded an expense of $7,582 from the amortization of the unvested restricted shares for the year ended December 31, 2016. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.35%.

In December 2016, the Board of Directors approved the issuance of 6,290,000 restricted common shares of the Company. These shares will be issued to members of the Board of Directors and certain executives and employees upon vesting, which will occur when the price per of the Company’s common stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $0.20 per share.

The initial value of the restricted stock grant was approximately $430,000, which is being amortized over the estimated service period. The Company recorded an expense of $5,967 from the amortization of the unvested restricted shares for the year ended December 31, 2016. The shares were valued using a Monte Carlo Simulation with a 6-year life, 98.0% volatility and a risk free interest rate of 2.00%.

A summary of the Company's restricted stock awards is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2016	636,093	$0.27
Restricted stock granted	20,147,986	0.08
Restricted stock vested	(6,281,250)	0.08
Restricted stock forfeited	(1,811,745)	0.24

Unvested at December 31, 2016	12,691,084	$0.08

Options and warrants

During the year ended December 31, 2016, the Company granted 5,656,250 stock warrants in conjunction with the issuance of the 8% Notes (see Note 8). During the year ended December 31, 2016, the Company granted 75,000 stock options. No stock options were exercised during the year ended December 31, 2016. The Company recognized $64,552 of expense related to the vesting of outstanding options during the year ended December 31, 2016. See Note 11 for additional information about stock options and warrants.

NOTE 10 – Business Combinations and Asset Acquisition

Brian’s On-Site Recycling

Effective June 26, 2016, Acquisition Sub #3 entered into an Asset Purchase Agreement with Brian’s On-Site Recycling, Inc., a Florida corporation (“BOSR”), and Brian Fidalgo, principal of BOSR (the “BOSR Principal”) and General Manager of our Florida processing center, pursuant to which Acquisition Sub #3 acquired certain assets of BOSR, primarily equipment and customer relationships for aggregate consideration of $200,000, of which $100,000 is subject to an earn out provision. The period of the earn out is expected to be over one year. Per the terms of the Asset Purchase Agreement, the Company placed $100,000 in an escrow account related to the earn out and has been reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2016. This acquisition expanded the Company’s customer base in Florida.

We accounted for the acquisition of BOSR as required under applicable accounting guidance. Tangible assets acquired were recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable, and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired.

The allocation of the purchase price is as follows:

Fixed assets – equipment	$15,000
Intangibles:
Customer list	82,000
Non compete agreement	32,000
Other intangibles, including tradename	21,000
Goodwill	50,000
Total	$200,000

The Company is amortizing the intangibles (excluding goodwill) over an estimated useful life of five years. The acquisition was not considered to be significant. The Company has included the financial results of the BOSR acquisition in its consolidated financial statements from the acquisition date and the results from BOSR were not material to the Company’s consolidated financial statements.

WEBA

On December 27, 2016, the Company entered into a Stock Purchase Agreement (“WEBA SPA”) with WEBA, a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries. Pursuant to the WEBA SPA, the Company acquired all of the WEBA shares from the WEBA sellers for $150,000 in cash and $2.65 million in 8% Promissory Notes (see Note 8). In addition, the WEBA sellers may be entitled to receive earn-out payments of up to an aggregate of $2,500,000 for calendar years 2017, 2018, and 2019 based upon terms set forth in the WEBA SPA. The Company also issued 5,625,000 shares as repayment of $450,000 of notes payable due to the WEBA sellers. The fair market value of the shares was $0.10 on the date of issuance. Following the WEBA acquisition, WEBA became a wholly owned subsidiary of the Company.

We accounted for the acquisition of WEBA as required under applicable accounting guidance. Tangible assets acquired are recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable, and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired. The earn-out payments liability was recorded at their estimated fair value of $1,745,023.

Although management estimates that certain of the contingent consideration will be paid, it has applied a discount rate to the contingent consideration amounts in determining fair value to represent the risk of these payments not being made. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $6.1 million, as follows:

Cash payment to the WEBA Sellers at closing	$150,000
Common Stock issuance to the WEBA Sellers	562,500
Promissory notes to the WEBA Sellers	2,650,000
Contingent cash consideration to the WEBA Sellers	1,745,023
Income tax benefit	1,030,000
Total acquisition date fair value	$6,137,523

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of December 27, 2016, the acquisition date. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$172,950
Accounts receivable	342,151
Loan receivable from RS&T	500,000
Property and equipment	8,720
Customer list	470,000
Intellectual property	880,000
Trade name	390,000
Non complete agreement	835,000
Total identifiable assets acquired	3,598,821
Accounts payable and accrued expenses	190,527
Total liabilities assumed	190,527
Total identifiable assets less liabilities assumed	3,408,294
Goodwill	2,729,229

Net assets acquired	$6,137,523

The Company is amortizing the intangibles (excluding goodwill) over an estimated useful life of five to ten years. The Company will evaluate the fair value of the earn-out liability on a periodic basis and adjust the balance, with an offsetting adjustment to the income statement, as needed. The acquisition was considered to be significant. The Company has included the financial results of the WEBA acquisition in its consolidated financial statements from the acquisition date and the results from WEBA were not material to the Company’s consolidated financial statements for the year ended December 31, 2016.

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including WEBA) for the years ended December 31, 2016 and 2015 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Total revenues	$7,683,545	$9,522,995
Net loss	$(2,667,016)	$(12,720,021)

The Company did not incur material acquisition expenses related to the WEBA acquisition.

RS&T

On December 27, 2016 the Company purchased RS&T, a privately-owned company involved in the development and commercialization of glycol recovery technology. Pursuant to the Stock Purchase Agreement (“RS&T SPA”) the Company acquired 96% of the RS&T shares from the RS&T seller for $360 in cash consideration. The RS&T SPA provided that the Company would infuse the capital necessary to enable RS&T to exercise its contractual right to acquire the Dow Assets (see below). Following the RS&T acquisition, RS&T became a majority owned subsidiary of the Company. The 4% noncontrolling interest is not significant to the consolidated financial statements.

We accounted for the acquisition of RS&T as required under applicable accounting guidance. RS&T had no ongoing operations or significant assets or liabilities. Tangible assets acquired are recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable, and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired. The acquisition was not considered to be significant. The Company has included the financial results of the RS&T acquisition in its consolidated financial statements from the acquisition date and the results from RS&T were not material to the Company’s consolidated financial statements.

The allocation of the purchase price is as follows:

Cash	$4,104
Fixed assets	21,369
Deposit	862,500
Accounts payable	(103,672)
Loan from WEBA	(500,000)
Loan from GlyEco	(362,500)
Goodwill	78,559
Total	$360

DOW Asset Acquisition

On December 28, 2016, the Company purchased the Dow Assets through its 96% owned subsidiary RS&T, pursuant to an amended and restated asset transfer agreement (the “UCC Asset Transfer Agreement”), by and between RS&T and UCC, dated August 23, 2016, and as amended on December 1, 2016 (the “UCC Acquisition”). Pursuant to the UCC Asset Transfer Agreement, RS&T acquired the Dow Assets for a purchase price of $1,725,000.

In connection with the purchase of the Dow Assets, the Company also purchased inventory of approximately $422,000.

The Dow Assets are located at the Dow Institute Site in Institute, WV. The Company plans to utilize the Dow Assets to produce a product that both meets the virgin glycol antifreeze grade specification, ASTM E1177 EG-1, and achieves the important aesthetic requirement for most applications of having no odor. The acquired assets have a capacity of approximately 14-20 million gallons per year. The facility includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

The Company is treating the acquisition of the Dow Assets as an asset purchase. In determining that the acquisition of the Dow Assets is an asset purchase, we considered, among other factors, 1) the Dow Assets were part of a larger group of assets and as such we are unable to determine all historical revenues and certain expenses associated with the Dow Assets, 2) we plan to change the nature of the revenue-generating activities post acquisition and 3) we expect certain attributes related to the assets to change post acquisition, including, market distribution system, sales force, customer base, and trade names.

NOTE 11 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted	Weighted Avg. Remaining
	Options for	Average	Contractual	Aggregate
	Shares	Exercise Price	Life (yrs)	Intrinsic Value

Outstanding as of January 1, 2016	11,612,302	$0.68	7
Granted	75,000	0.10	10
Exercised	-	-	-
Forfeited	(3,654,409)	0.66	-
Expired	(82,800)	0.50	-
Outstanding as of December 31, 2016	7,950,093	$0.69	6	$-
Options exercisable as of December 31, 2016	7,867,593	$0.69	6	$-
Options exercisable and expected to vest as of December 31, 2016	7,950,093	$0.69	6	$-

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

The estimated value of employee stock options granted during the years ended December 31, 2016 and 2015 were estimated using the BSM option pricing model with the following assumptions:

	Years Ended December 31,
	2016	2015
Expected volatility	100%	86 – 110%
Risk-free interest rate	1.90%	0.89 – 1.21%
Expected dividends	0.00%	0.00%
Expected term in years	3 – 5	3 – 5

The weighted-average grant date fair value per share of options for the year ended December 31, 2016 was $0.085.

At December 31, 2016, the amount of unearned stock-based compensation currently estimated to be expensed over future years related to unvested Common Stock options is approximately $9,000, net of estimated forfeitures. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of January 1, 2016	16,567,326	$1.02
Granted (see Note 8)	5,656,250	$0.08
Exercised	-	$-
Forfeited	-	$-
Cancelled	-	$-
Expired	(8,301,187)	$1.06
Outstanding and exercisable as of December 31, 2016	13,922,387	$0.61

The Company recorded expense of $64,552 and $515,436 (including $102,426 of option modification expense) for options and warrants during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had 846,771 common shares reserved for future issuance under the Company’s stock plans.

•	Expected term is generally determined using the contractual term of the award;

•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices selected by us as representative, which are publicly traded, over the expected term of the award, due to our limited trading history for awards granted through June 30, 2014. Thereafter, we began using our own trading history as we deemed there to be sufficient history at that point in time;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

The weighted-average estimated fair value of warrants granted during the year ended December 31, 2016 were estimated using the BSM option pricing model with the following assumptions:

Year Ended December 31,
2016
Expected volatility	110.1%
Risk-free interest rate	1.58%
Expected dividends	0.00%
Expected term in years	3

NOTE 12 – Related Party Transactions

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

	2016	2015
Beginning Balance as of January 1,	$-	$-
Monies owed to related party for services performed	66,667	60,000
Monies paid	(66,667)	(60,000)
Ending Balance as of December 31,	$-	$-

Vice President of U.S. Operations

The Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2016	2015
Beginning Balance as of January 1,	$5,972	$(3,200)
Monies owed to related party for services performed	98,196	55,127
Monies paid	(99,045)	(45,955)
Ending Balance as of December 31, payable (receivable)	$5,123	$5,972

Florida General Manager

The General Manager of our Florida processing center, who joined the Company in December 2015, also managed the business of BOSR, which was a competitor to the Company in the local Florida market until the Company purchased BOSR on June 26, 2016 (see Note 10). The Company sold finished goods to BOSR and bought raw materials from BOSR. BOSR is no longer considered a related party after the purchase date.

2016
Beginning Balance as of January 1,	$3,942
Monies owed to related party for services performed	5,980
Monies due from related party for services performed	(26,812)
Monies paid, net	16,890
Ending Balance as of June 26,	$-

5% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 5% Notes to Wynnefield Partners I, Wynnefield Partners and Wynnefield Offshore, all of which are under the management of Wynnefield Capital, Inc (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital.

8% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,810,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,656,250 shares of our common stock. The 8% Notes and warrants were sold to Dwight Mamanteo, our Chairman of the Board, Charles F. Trapp and Scott Nussbaum, members of the Board, Ian Rhodes, our Chief Executive Officer, Wynnefield Capital, an affiliate of the Company, and certain family members of Mr. Mamanteo and of Mr. Nussbaum.

NOTE 13 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2016 and 2015, the Company leased office and warehouse space on a monthly basis under written rental agreements. The terms of these agreements range from several months to five years.

For the years ended December 31, 2016 and 2015, rent expense was $291,867 and $645,477, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2017	$268,199
2018	230,028
2019	209,709
2020	210,396
2021	212,502
Thereafter	112,893
Total minimum lease payments	$1,243,727

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible future claims between the parties. As of March 31, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of March 31, 2017, the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

NOTE 14 – Concentration of Credit Risk

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

•	Cash – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2016 and 2015, the Company had $0 in cash which was not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During 2016 and 2015, the Company had one customer that accounted for 33% and 18%, respectively, of revenues and whose accounts receivable balance (unsecured) accounted for 33% and 36%, respectively, of accounts receivable at December 31, 2016 and 2015.

NOTE 15 – Subsequent Events

Filing of Registration Statement

On February 8, 2017, the Company filed a Registration Statement on Form S-1 seeking to register up to 50,000,000 shares for purposes of conducting a rights offering and raising up to a proposed maximum of $5,000,000.

Recent Stock Issuances

Since December 31, 2016, the Company has issued an aggregate of 236,702 shares of Common Stock pursuant to the Company’s Equity Incentive Program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2016.

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

We believe that we have taken reasonable steps to ascertain that the financial information contained in this report are in accordance with accounting principles generally accepted in the United States  of America. We believe we have made progress toward remediating this previously identified material weakness by retaining accounting staff members with public company experience. However, based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective.

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

Name	Age	Position
Ian Rhodes	44	Chief Executive Officer and Interim Chief Financial Officer
Richard Geib	69	Executive Vice President – Additives and Glycols
Dwight Mamanteo	47	Chairman of the Board
David Ide	43	Director
Charles F. Trapp	67	Director
Frank Kneller	58	Director
Scott Nussbaum	39	Director
Scott Krinsky	54	Director

Ian Rhodes — Chief Executive Officer and Interim Chief Financial Officer

Mr. Rhodes was appointed Chief Financial Officer on February 12, 2016 and later appointed as Chief Executive Officer on December 5, 2016. Mr. Rhodes previously served as the Chief Financial Officer of Calmare Therapeutics Incorporated, a biotherapeutic company furthering proprietary and patented pain mitigation and wound care technologies, from 2014 to 2016. As Chief Financial Officer, Mr. Rhodes was responsible for all financial and accounting matters, including SEC reporting. From 2012 to 2014, Mr. Rhodes served as an independent consultant and entrepreneur, and his activities included leading an investor/management group in assessing a potential multi-location franchised food concept. From 2009 to 2012, he served as the Vice President, Chief Accounting Officer, and Treasurer of Arch Capital, where he had overall responsibility for SEC and GAAP technical matters. Finally, from 1994 to 2009, Mr. Rhodes was with PricewaterhouseCoopers LLP, where he served as a Senior Manager from 1994-2004, and an Audit Senior Manager from 2004 to 2009, during which time he worked with some of the firm’s largest and most technically challenging audit clients.

Richard Geib - Executive Vice President- Additives and Glycols

Mr. Geib previously served as the Company’s Chief Technical Officer, developing the Company’s GlyEco Technology™, from November of 2011 to December of 2015. Prior to that, Mr. Geib was employed for over twenty years with the Monsanto Company, a multinational agrochemical and agricultural biotechnology company, serving in various functions including engineering, manufacturing, marketing and sales. Mr. Geib served as Global Recycling Technologies’ Director of Technology and Development from July 2007 until the merger. Since 2002, Mr. Geib has served as the President of WEBA, which develops advanced additive packages for antifreeze and heat transfer fluid and used glycol treatment processes, including re-distillation and recovery technology.  Under Mr. Geib’s direction, WEBA launched its additive sales into Canada and Mexico.  From 1998 through 2002, Mr. Geib served as President of Additives Inc., a former chemical division of Silco Distributing Co., where he developed new products, added many domestic customers, began industry trade show participation, became chairman of ASTM Coolants Committee, and established a laboratory, customer service, production, and sales department.  From 1994 to 1998, Mr. Geib served as the Manager of the Chemical Division of Silco Distributing Company, where he developed and grew his division, developed products, designed a production plant, negotiated contracts for outside production, wrote marketing and technical literature, developed and implemented a sales program, arranged freight, and managed cash flow.  From 1990 to 1994, Mr. Geib served as the President of Chemical Sales Company.  From 1969 through 1989, Mr. Geib held several positions with Monsanto Company, including, Director of Sales, Detergents and Phosphates Division; Director, Process Chemicals, Europe/Africa at Monsanto’s Europe/Africa Headquarters, Brussels, Belgium; Strategic and Financial Planning Director, Process Chemicals Division; Business Manager for Maleic Anhydride, Chlor-Alkali, Phosphate Esters, Fumaric Acid, etc.; Plant Manager Monsanto’s W.G. Krummrich Plant; Operations Superintendent at Monsanto’s W.G. Krummrich Plant; Production Supervisor for the 4-Nitrodiphenylamine Chlorine and Caustic Soda/Potash plants; and Design and Plant Engineer at World Headquarters.

Dwight Mamanteo — Chairman of the Board

Mr. Mamanteo became a director of the Company on January 15, 2014. On January 21, 2015, the Board of Directors appointed him to serve as Chairman of the Board, effective February 1, 2015. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the Board of Directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo serves as the Chairman of the Compensation Committee and as a member of the Audit and Governance Committees. From June 2013 to October 2014, Mr. Mamanteo served on the Board of Directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo served as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers. Mr. Mamanteo served as a member of the Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a Bachelor of Engineering in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business, operations, finance, and governance experience of public and private companies, in the automotive aftermarket and other industries.

David Ide — Director

Mr. Ide became a director of the Company on October 24, 2014. On January 21, 2015, the Board of Directors appointed him to serve as interim Chief Executive Officer and President, effective February 1, 2015. Mr. Ide served as interim Chief Executive Officer and President until May 1, 2016. Since August 2010, Mr. Ide has served as an independent director, investor, and advisor to technology and start-up ventures focused on simple to use software automation tools including mobile SaaS, CMS, and custom marketing and payment systems for small to medium businesses, developers, and enterprise customers. Mr. Ide served as non-executive Chairman of Spindle, Inc. from January 2012 to November 2014. Mr. Ide was a founder and the Chairman and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox, Inc. In July 2009, Mr. Ide developed and executed Modavox, Inc.’s acquisition of Augme Technologies, Inc. creating the first full service mobile agency for Fortune 100 companies. At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer. He resigned as an officer and director in August 2010 to engage in developing and advising technology companies. Mr. Ide was also an independent director in the early stage of SEFE, Inc. Prior to 2005, Mr. Ide served as President of a successful digital agency in Arizona focused on ecommerce, targeted and demand marketing, CMS, and SaaS marketing platforms for fortune 500 companies. Mr. Ide is a technology entrepreneur and an experienced CEO, chairman, patented inventor, and director. Mr. Ide brings to the Board experience in public company leadership, commercialization of technologies, and expertise in automation and systems.

Charles F. Trapp — Director

Mr. Trapp is the former Executive Vice President and Chief Financial Officer of MAM Software Group, Inc. (NASDAQ: MAMS), a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers, and wholesale distributors in the automotive aftermarket, where he served as CFO from November 2007 until his retirement in October 2015. Prior to his employment with MAM Software Group, Inc., Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as CFO and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey. Mr. Trapp brings to the Board experience in financial leadership within manufacturing and distribution companies during his time at companies like Keystone Cement and the automotive aftermarket during his time at MAM Software.

Frank Kneller — Director

Mr. Kneller is currently the CEO of HoSoPo Corporation dba Horizon Solar Power, which was recently acquired by Oaktree Capital Management’s GFI Energy Group.  Mr. Kneller was previously the Chief Operating Officer of Verengo Solar, a leading residential solar installation business that was founded in 2008 and grew rapidly to be a top 5 US residential solar business by 2014. Mr. Kneller was recruited to Verengo Solar last October for his successful track record of driving operational excellence at multiple companies and across several different industries. In eight months, Mr. Kneller executed a turnaround project that reduced expenses and increased revenues in the strategic solar market of Southern California. From 2010 to 2014, Mr. Kneller served as the Vice President of Sales & Operations at Sears Holding Company, where he led sales and operations with full profit and loss responsibility of $1.3B, 740+ corporate stores, six franchise stores, multiple call centers, and over 12,000 associates. From 2007 to 2010, he served as the Chief Executive Officer of Aquion Water Treatment Products, a $250M global manufacturer and marketer of water treatment equipment and water quality solutions, where he was selected by the board to lead the revitalization of the company and was responsible for a total reorganization of the business. Mr. Kneller brings to the Board experience in leadership of companies with different sizes and within different industries, including auto service and distributed service to the consumer markets.

Scott Nussbaum — Director

Mr. Nussbaum is an investor with fifteen years of experience investing in small public companies. Since [date], Mr. Nussbaum has been a Partner and Director of Operations for a Fund of Hedge Funds in New York, Mr. Nussbaum has experience developing and launching new lines of business, managing an internal regulatory compliance program, building & maintaining an infrastructure in support of front office activities and performing operational reviews in support of the firm’s investment portfolio. Mr. Nussbaum also serves as a Director and Endowment Manager for the Emerald Bay Association, a California-based non-profit organization. Mr. Nussbaum holds the Chartered Financial Analyst (CFA) designation and graduated with a Bachelor of Arts degree in Political Science from Tufts University. Mr. Nussbaum brings to the Board experience in investment in small public companies and operations responsibilities of a hedge fund.

Scott Krinsky — Director

Mr. Krinsky is a 35-year automotive aftermarket industry veteran. Mr. Krinsky has served as Vice President of National Accounts at Advance Auto Parts/CARQUEST (“AAP/CQ”) since August 2006. Before AAP/CQ, Mr. Krinsky was a National Accounts Manager and Divisional Commercial Sales Manager with AutoZone from 2000–2006. Since 2009, Mr. Krinsky has been a Trustee on the Aftermarket Foundation Board, sitting on the Finance Committee, as well as other committee assignments. He has also been an appointed Trustee on the Dollars for Doers at General Parts. Prior to 2000, Mr. Krinsky has had two other senior automotive management positions with Sears Automotive Group as a District Manager from 1997–2000, and with Tire Kingdom Inc. from 1980–1997 where he was promoted to increasing responsibilities up to his last position as Vice President of Retail Stores & Customer Service. Mr. Krinsky brings to the Board experience of market assessment, business development, and relationship management within the automotive aftermarket industry.

Employment / Consulting Agreements

Ian Rhodes

On December 5, 2016, the Company appointed Ian Rhodes, 44 years old, as Chief Executive Officer of the Company. Mr. Rhodes previously served as the Company’s Chief Financial Officer. Prior to that, Mr. Rhodes served as the Chief Financial Officer of Calmare Therapeutics Incorporated, a biotherapeutic company furthering proprietary and patented pain migration and wound care technologies, responsible for all financial and accounting matters, including SEC reporting.

The Company entered into an Employment Agreement with Mr. Rhodes effective on December 30, 2016 (the “Rhodes Employment Agreement”). The initial term of the Rhodes Employment Agreement is one year (the “Rhodes Initial “Term”), with automatic renewals for successive one-year terms unless terminated by Mr. Rhodes or the Company.

Pursuant to the Rhodes Employment Agreement, Mr. Rhodes shall be entitled to receive: (i) an annual base salary of $175,000 (the “Rhodes Initial Base Salary”); (ii) an annual incentive of up to 50% of the Rhodes Initial Base Salary based upon the achievement of certain performance goals; and (iii) a stock grant of 1,000,000 shares of Common Stock, which shares shall fully vest when the price per share of the Common Stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $0.20 per share. Mr. Rhodes will also be eligible to participate in the Company’s long term equity inventive plan, and to receive other such benefits as are generally available to officers of the Company.

If Mr. Rhodes terminates his employment for good reason, as defined in the Rhodes Employment Agreement, or is terminated by the Company other than for cause, as defined in the Rhodes Employment Agreement, the Company is required to pay Mr. Rhodes: (i) an amount equal to twelve months salary at the level of his base salary, as defined in the Rhodes Employment Agreement, then in effect; and (ii) to the extent not theretofore paid or provided, any other benefits, as defined in the Rhodes Employment Agreement.

Richard Geib

On December 28, 2016, the Company appointed Richard Geib as Executive Vice President- Additives and Glycols of the Company. The Company entered into an Employment Agreement with Mr. Geib effective on December 28, 2016 (the “Geib Employment Agreement”). The initial term of the Geib Employment Agreement is three years (the “Geib Initial Term”), with automatic renewals for successive one-year terms, unless terminated by Mr. Geib or by the Company.

Pursuant to the Geib Employment Agreement, Mr. Geib shall be entitled to receive: (i) an annual base salary of $150,000 (the “Geib Initial Base Salary”); (ii) an annual incentive of up to 35% of the Geib Initial Base Salary based upon the achievement of certain performance goals; and (iii) a stock grant of 1,000,000 shares of Common Stock, which shares shall fully vest when the price per share of the Common Stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $0.20 per share. Mr. Geib will also be eligible to participate in the Company’s long term equity inventive plan, and to receive other such benefits as are generally available to officers of the Company.

If Mr. Geib terminates his employment for good reason, as defined in the Geib Employment Agreement, or is terminated by the Company other than for cause, as defined in the Geib Employment Agreement, the Company is required to pay Mr. Geib the lesser of: (i) twelve months of his then current base salary, as defined in the Geib Employment Agreement; or (ii) the amount of base salary which would have been payable to him had the employment term, as defined in the Geib Employment Agreement, continued until the end of the Geib Initial Term or the then current one-year term of automatic extension, as defined in the Geib Employment Agreement, as applicable.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee, each of which has the composition and responsibilities described below.

Audit Committee

Our Audit Committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including the following:

•	monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

•	assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attestation services and for dealing directly with any such accounting firm;
•	provides a medium for consideration of matters relating to any audit issues; and
•	prepares the audit committee report that the rules require be included in our filings with the SEC.

The members of our Audit Committee are Charles F. Trapp, Scott Nussbaum and Dwight Mamanteo. Mr. Trapp serves as chairperson of the committee. The Board of Directors has determined that Mr. Trapp meets the criteria of an “audit committee financial expert” (as defined under Item 407(d)(5)(ii) of Regulation S-K. Mr. Trapp is also an “independent director” as defined by Section 10A(m)(3)(B)(ii) of the Exchange Act and Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which can be accessed online at http://www.glyeco.com/corporate_charters.

Compensation Committee

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers, evaluating the performance of these persons in light of those goals and objectives and setting compensation of these persons based on such evaluations. The Compensation Committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the Compensation Committee with its charter. The members of our Compensation Committee are Scott Nussbaum, David Ide, Charles F. Trapp, and Frank Kneller. Mr. Nussbaum serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which can be accessed online at http://www.glyeco.com/corporate_charters.

Governance and Nominating Committee

The Governance and Nominating Committee oversees and assists our Board of Directors in identifying, reviewing and recommending nominees for election as directors; evaluates our Board of Directors and our management; develops, reviews and recommends corporate governance guidelines and a corporate code of business conduct and ethics; and generally advises our Board of Directors on corporate governance and related matters. The members of our Governance and Nominating Committee are: Frank Kneller, David Ide, Scott Krinsky and Scott Nussbaum. Mr. Kneller serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Governance and Nominating Committee, a copy of which can be accessed online at http://www.glyeco.com/corporate_charters.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

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

Based on a review of the copies of such reports, to the knowledge of the Company, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2016.

Director Nominating Procedures

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Code of Ethics

On August 5, 2014, the Board of Directors of the Company adopted a Code of Business Conduct and Ethics, amended on March 23, 2017 (as amended, the “Code of Business Conduct and Ethics”), which sets forth legal and ethical standards of conduct applicable to all directors, executive officers, and employees of the Company.

A copy of the Code of Business Conduct and Ethics may be requested, free of charge, by sending a written communication to GlyEco, Inc. Attn: Corporate Secretary, at 230 Gill Way, Rock Hill, SC 29730. The Code of Business Conduct and Ethics has also been posted on the Company’s website, www.glyeco.com.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Warrant Awards ($)	Option Awards ($)(5)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Rhodes, CEO, President and Interim CFO (PEO) (1)	2016	$13,173	-	-	-		-	-	-	$13,173
Grant Sahag, CEO and President (PEO) (1)	2016	$86,041	-	-	-		-	-	-	$86,041
David Ide, Interim CEO and President (PEO) (1)	2016	$66,667	-	-	-		-	-	-	$66,667
	2015	$179,171	-	-	-		-	-	-	$179,171
John Lorenz, CEO and President (PEO) (1)	2015	$1,385	-	-	$11,673	(2)	-	-	-	$13,058
Ian Rhodes, CFO (PFO) (4)	2016	$115,593	-	-	-		-	-	-	$115,593

Maria Tellez, Interim CFO (PFO) (4)	2016	$12,154	-	-	-		-	-		$12,154
	2015	$18,231	-	-			-	-	-	$18,231
Alicia Williams Young, CFO (PFO) (4)	2015	$35,215	-	-	$10,625	(3)	-	-	-	$45,840

(1)	Mr. Rhodes was appointed CEO, President and Interim Financial Officer effective December 5, 2016. Mr. Sahag served as CEO and President from May 1, 2016 to December 5, 2016. Prior to then Mr. Ide served as the Interim CEO and President from February 1, 2015 to April 30, 2016. Mr. Lorenz previously served as CEO and President until February 1, 2015.
(2)	The estimated value of options issued to Mr. Lorenz is based on the Black-Scholes method. See disclosure below under “Option/SAR Grants in the Fiscal Years Ended December 31, 2015.”
(3)	The estimated value of the warrants issued to Ms. Williams Young is based on the Black-Scholes method. See disclosure below under “Options/SAR Grants in the Fiscal Years Ended December 31, 2015.”
(4)	Mr. Rhodes was appointed Chief Financial Officer on February 22, 2016. Ms. Tellez served as interim CFO from October 2015 to February 2016. Prior to that, Ms. Williams Young served as CFO until August 2015.
(5)	These amounts represent full grant date fair value of these awards, in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in the notes of our audited financial statements for the fiscal years ended December 31, 2016 and 2015.

Option/SAR Grants in Fiscal Year Ended December 31, 2016

None.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2016.

Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/Warrant Exercise Price ($/Sh)	Option/Warrant Expiration Date
Ian Rhodes	31,250	-	$0.08	12/27/2019
	125,000	-	$0.08	12/27/2019
Grant Sahag	200,000	-	$0.50	12/31/2017
	350,000	-	$0.50	12/31/2017
	300,000	-	$1.00	12/31/2017
	50,000	-	$0.69	12/31/2017
	5,000	-	$1.00	6/27/2021
David Ide	10,000	-	$0.69	6/30/2024
	50,000	-	$0.30	12/18/2024
John Lorenz	318,356	-	$1.00	6/27/2021
Maria Tellez	53,043	13,261	$0.68	4/15/2017
	11,957	-	$0.30	4/15/2017
	8,333	-	$0.30	4/15/2017
	8,333	-	$0.30	4/15/2017
	10,417	-	$0.24	4/15/2017
	10,417	-	$0.24	4/15/2017
	10,417	-	$0.24	4/15/2017
Alicia Williams Young	15,000	-	$1.00	6/27/2021

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of the date of this Form 10-K, we have issued 5,748,229 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan has been filed as Exhibit 4.5 to this Annual Report and is incorporated by reference herein.

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

Director Compensation

According to the Fiscal Year 2016 Director Compensation Plan, directors were each granted $50,000 in restricted stock priced at the close of the February 1st, 2016 trading day, which stock vested on June 13, 2016, upon the Company’s stock price maintaining a $0.12 price per share for a 30 volume weighted average price. Directors were also paid a retainer of $7,500 per quarter that was paid in restricted stock in lieu of cash. The Chairman of the Board received an additional 30%, the Chairman of the former Executive Committee received an additional 20%, the Audit Committee Chairman received an additional 20%, and the Compensation Committee Chairman and Governance & Nominating Committee Chairmen each received an additional 15% of each form of compensation. Executive Committee members received an additional 20%, Audit Committee members received an additional 15%, while Compensation Committee and Governance & Nominating Committee members received an additional 10% of each form of compensation.

On December 2, 2016, the Board of Directors approved a new compensation plan (hereafter referred to as "the New Director Compensation Plan”). According to the new compensation plan, directors received a one-time restricted stock grant of 250,000 shares for continuing directors and 1,000,000 shares for new directors, which shall vest upon the Company’s stock maintaining a $0.20 price per share for a 30 volume weighted average price. Additionally, directors will receive a base director fee of either $12,500 paid quarterly in immediately vesting restricted stock or $10,000 paid quarterly in immediately vesting restricted stock with an additional 100,000 shares paid upon the Company’s stock maintaining a $0.20 price per share for a 30 volume weighted average price.

The table below sets forth the Compensation paid to our Directors during the fiscal year ended December 31, 2016.

Director	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards		Total
Dwight Mamanteo	$-	$-	$139,100	(1)	$139,100
Michael Jaap	$-	$-	$93,120	(2)	$93,120
Richard Q. Opler	$-	$-	$97,000	(3)	$97,000
Charles Trapp	$-	$-	$119,700	(4)	$119,700
Frank Kneller	$-	$-	$116,315	(5)	$116,315
Karim Babay	$-	$-	$126,410	(6)	$126,410
Scott Krinsky	$-	$-	$3,300	(7)	$3,300
Scott Nussbaum	$-	$-	$3,795	(8)	$3,795

(1) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Mamanteo was granted 145,833 shares on March 31, 2016 (valued at $13,125), 1,093,750 shares on June 13, 2016 (valued at $87,500), 131,250 shares on June 30, 2016 (valued at $13,125), 109,375 shares on September 30, 2016 (valued at $13,125), and 89,250 shares on December 2, 2016 (valued at $8,925). Pursuant to the New Director Compensation Plan, Mr. Mamanteo was granted 44,000 shares on December 31, 2016 (valued at $3,300).

(2) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Jaap was granted 100,000 shares on March 31, 2016 (valued at $9,000), 750,000 shares on June 13, 2016 (valued at $60,000), 90,000 shares on June 30, 2016 (valued at $9,000), 75,000 shares on September 30, 2016 (valued at $9,000), and 61,200 shares on December 2, 2016 (valued at $6,120).

(3) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Opler was granted 104,166 shares on March 31, 2016 (valued at $9,375), 781,250 shares on June 13, 2016 (valued at $62,500), 93,750 shares on June 30, 2016 (valued at $9,375), 78,125 shares on September 30, 2016 (valued at $9,375), and 63,750 shares on December 2, 2016 (valued at $6,375).

(4) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Trapp was granted 125,000 shares on March 31, 2016 (valued at $11,250), 937,500 shares on June 13, 2016 (valued at $75,000), 112,500 shares on June 30, 2016 (valued at $11,250), 93,750 shares on September 30, 2016 (valued at $11,250), and 76,500 shares on December 2, 2016 (valued at $7,650). Pursuant to the New Director Compensation Plan, Mr. Trapp was granted 44,000 shares on December 31, 2016 (valued at $3,300).

(5) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Kneller was granted 120,833 shares on March 31, 2016 (valued at $10,875), 906,250 shares on June 13, 2016 (valued at $72,500), 108,750 shares on June 30, 2016 (valued at $10,875), 90,625 shares on September 30, 2016 (valued at $10,875), and 73,950 shares on December 2, 2016 (valued at $7,395). Pursuant to the New Director Compensation Plan, Mr. Kneller was granted 50,600 shares on December 31, 2016 (valued at $3,795).

(6) Pursuant to the Fiscal Year 2016 Director Compensation Plan, Mr. Babay was granted 141,166 shares on March 31, 2016 (valued at $12,750), 1,000,000 shares on June 13, 2016 (valued at $80,000), 127,500 shares on June 30, 2016 (valued at $12,750), 100,000 shares on September 30, 2016 (valued at $12,750), and 81,600 shares on December 2, 2016 (valued at $8,160).

(7) Pursuant to the New Director Compensation Plan, Mr. Krinsky was granted 44,000 shares on December 31, 2016 (valued at $3,300).

(8) Pursuant to the New Director Compensation Plan, Mr. Nussbaum was granted 50,600 shares on December 31, 2016 (valued at $3,795).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 24, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named herein have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock(2)
Executive Officers and Directors

Dwight Mamanteo — Chairman of the Board	5,868,178	(3)	4.6%

David Ide — Director	2,785,172	(4)	2.2%

Charles F. Trapp — Director	4,667,268	(5)	3.7%

Frank Kneller — Director	1,479,275	(6)	1.2%

Scott Nussbaum — Director	4,262,049	(7)	2.9%

Scott Krinsky — Director	44,000	(8)	*

Ian Rhodes — Chief Executive Officer	342,085	(9)	*

Grant Sahag — Former Chief Executive Officer, President	1,402,532	(10)	1.1%

Executive Officers and Directors as a group (8 persons)	20,753,892		16.1%

5% Stockholders

Leonid Frenkel 401 City Avenue, Suite 528 Bala Cynwyd, PA 19004	8,052,706	(11)	6.3%

Wynnefield Capital Management, LLC 450 Seventh Avenue, Suite 509 New York, NY 10123	36,360,248	(12)	28.1%

*	Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 230 Gill Way, Rock Hill, SC 29730 and our telephone number is (866) 960-1539.

(2)	Based on 126,392,891 shares of Common Stock of GlyEco, Inc. outstanding as of March 24, 2017.

(3)	Includes (i) 50,000 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024, (ii) 15,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024 and (iii) 343,750 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Mamanteo also holds the following unvested stock, which is not included in the table above: 162,500 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $2 per share stock price for a thirty trading day VWAP duration and 100,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration.

(4)	Includes (i) 10,000 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024, and (ii) 37,500 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. Mr. Ide also holds the following unvested stock, which is not included in the table above: (i) 10,417 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $2 per share stock price for a thirty trading day VWAP duration and 100,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration.

(5)	Includes (i) 37,500 shares of Common Stock issuable upon the exercise of options at $0.17 per share until May 22, 2025 and (ii) 468,750 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Trapp also holds the following unvested stock, which is not included in the table above: 175,676 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $2 per share stock price for a thirty trading day VWAP duration. And 100,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration.

(6)	Includes 25,000 shares of Common Stock issuable upon the exercise of options at $0.14 per share until August 27, 2025. Mr. Kneller also holds the following unvested stock, which are not included in the table above: 100,000 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a thirty trading day VWAP duration.

(7)	Includes 625,000 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Nussbaum also holds the following unvested stock, which is not included in the table above: 1,000,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration.

(8)	Mr. Krinsky holds the following unvested stock, which is not included in the table above: 1,000,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration.

(9)	Includes 156,250 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Rhodes also holds the following unvested stock, which is not included in the table above: 3,200,906 unvested shares of Common Stock granted pursuant to Mr. Rhodes’ Employment Agreement, 1,000,000 unvested shares of Common Stock which shares vest 100% upon the Common Stock maintaining a $0.20 share stock price for a thirty trading VWAP duration and 2,200,906 unvested shares of Common Stock which shares shall vest upon the Common Stock achieving certain 30 trading day volume weighted average prices, as follows: 20% will vest at $0.30 per share, 30% will vest at $0.40 per share, 30% will vest at $0.50 per share, and 20% will vest at $0.60 per share.

(10)	Includes (i) 5,000 shares of Common Stock issuable upon the exercise of warrants at $1.00 per share until December 31, 2017, (ii) 200,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 31, 2017, (iii) 350,000 shares of Common Stock issuable upon the exercise of options at $0.50 per share until December 31, 2017, (iv) 300,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until December 31, 2017, and (v) 50,000 shares of Common Stock issuable upon the exercise of $0.69 per share until December 31, 2017. Mr. Sahag also holds the following unvested stock, which is not included in the table above: 2,200,906 unvested shares of Common Stock granted pursuant to Mr. Sahag’s Employment Agreement, which shares shall vest upon the Common Stock achieving certain 30 trading day volume weighted average prices, as follows: 20% will vest at $0.30 per share, 30% will vest at $0.40 per share, 30% will vest at $0.50 per share, and 20% will vest at $0.60 per share.

(11)	Includes (i) 2,605,513 shares of Common Stock issuable upon exercise of a warrant at a purchase price of $1.00 until March 14, 2017, and (ii) 75,000 shares of Common Stock issuable upon the exercise of options at $1.00 per share until September 20, 2023.

(12)	Entities included: Wynnefield Partners Small Cap Value, L.P.I, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan. Information is based on a Schedule 13D/A filed with the SEC on December 27, 2016. Total number of shares includes 3,437,500 shares that could be acquired upon the exercise of stock warrants at $0.08 per share until December 27, 2019. Mr. Mamanteo, Chairman of our Board of Directors, serves as a Portfolio Manager at Wynnefield Capital.

Equity Compensation Plan Information

The following summary information is as of December 31, 2016 and relates to our 2007 Stock Incentive Plan and our 2012 Equity Incentive Plan,  pursuant to which we have granted options to purchase our common stock:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	95,000

2012 Equity Incentive Plan	5,748,230	$0.80	751,771

Equity compensation plans not approved by security holders:

None	-	-	-
Total	12,395,836	$0.69	846,771

Except as set forth herein, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the past three years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded $120,000 other than as described below:

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 5% Notes to Wynnefield Partners I, Wynnefield Partners and Wynnefield Offshore, all of which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. As of March 31, 2017, the entire principal amount of the of the 5% Notes, plus accrued interest, remains outstanding.

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,760,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,500,00 shares of our Common Stock. The 8% Notes and warrants were sold to Dwight Mamanteo, our Chairman of the Board, Charles F. Trapp and Scott Nussbaum, members of the Board, Ian Rhodes, our Chief Executive Officer, Wynnefield Capital, an affiliate of the Company, and certain family members of Mr. Mamanteo and of Mr. Nussbaum.  As of March 31, 2017, the entire principal amount of the 8% Notes, plus accrued interest, remains outstanding, and none of the warrants have been exercised.

Director Independence

The Board of Directors has determined that each of the following qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules: Dwight Mamanteo, Charles Trapp, Frank Kneller, Scott Krinsky, and Scott Nussbaum.

David Ide does not qualify as an “independent director,” as Mr. Ide previously was as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

The Company engaged KMJ Corbin & Company LLP to serve as its independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015

Set forth below are the fees paid to KMJ Corbin & Company LLP for each of the last two fiscal years:

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

Auditor:	2016	2015
KMJ Corbin & Company LLP	$117,135	$25,673

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2016	2015
KMJ Corbin & Company LLP	$-	$-

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

	2016	2015
KMJ Corbin & Company LLP	$-	$-

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

	2016	2015
KMJ Corbin & Company LLP	$-	$-

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011.(1)
2.2	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd. (1)
2.3	Stock Purchase Agreement by and between GlyEco, Inc., WEBA Technology Corp., and the shareholders of WEBA Technology Corp. dated December 27, 2016. (20)
2.4	Stock Purchase Agreement by and between GlyEco, Inc., Recovery Solutions and Technologies, Inc., and the shareholders of Recovery Solutions and Technologies, Inc. dated December 27, 2016.(20)
3.1(i)(a)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of state of Nevada on October 21, 2011.(1)
3.1(i)(b)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011.(1)
3.1(i)(c)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011.(1)
3.1(i)(d)	Certificate of Designation of Series AA Preferred Stock.(1)
3.1(ii)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014.(15)
4.1	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.(2)
4.2	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.3	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)

4.4	Form of Subscription Rights Certificate for 2016 Rights Offering(17)
10.1	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.(5)
10.2	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (6)
10.3	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (7)
10.4	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.(8)
10.5	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5(9)
10.6	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5 (10)
10.7	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (11)
10.8	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc. (12)

10.9	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.(13)
10.10	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.(14)
10.11	Asset Purchase Agreement, dated June 15, 2016, by and among GlyEco Acquisition Corp., #3 and Brian’s On-Site Recycling, Inc.(20)
10.12	Amended and Restated Asset Transfer Agreement, by and between GlyEco, Inc. and Union Carbide Corporation, dated August 23, 2016, as amended on December 1, 2016.(20)
10.13	Form of 5% Notes Subscription Agreement.(20)
10.14	Form of 8% Notes Subscription Agreement.(20)
10.15+	Employment Agreement with Ian Rhodes, dated December 30, 2016.(20)
10.16+	Employment Agreement with Richard Geib, dated December 28, 2016(20)
10.17+	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide.(16)
10.18+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes.(17)
10.19+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag.(17)
10.20+	Amendment No. 1 to Employment Agreement, dated May 1, 2016, by and between GlyEco, Inc. and Grant Sahag.(18)
10.21+	2007 Stock Option Plan(3)
10.22+	2012 Equity Incentive Plan(3)
10.23+	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.(4)
21.1*	List of Subsidiaries of the Company
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Ian Rhodes, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Ian Rhodes, Interim Chief Financial Officer
32.1*	Section 1350 Certificate of Ian Rhodes, Chief Executive Officer
32.2*	Section 1350 Certificate of Ian Rhodes, Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Management Contracts and Compensatory Plans, Contracts or Arrangements.
*	Filed herewith

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the Commission on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the Commission on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the Commission on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 30, 2012, and incorporated by reference herein.
(15)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on August 8, 2014, and incorporated by reference herein.
(16)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on September 11, 2015, and incorporated by reference herein.
(17)	Filed as an Exhibit to the Form S-1/A filed by the Company with the Commission on November 24, 2016.
(18)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 5, 2016, and incorporated by reference herein.
(19)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on June 24, 2016, and incorporated by reference herein.
(20)	Filed as an exhibit to the Form 8-K filed by the Company with the Commission on January 5, 2017, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ Ian Rhodes
Date: April 6, 2017	Ian Rhodes Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Rhodes
Ian Rhodes	Chief Executive Officer (Principal Executive Officer)	April 6, 2017

/s/ Ian Rhodes
Ian Rhodes	Interim Chief Financial Officer	April 6, 2017
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dwight Mamanteo
Dwight Mamanteo	Chairman of the Board of Directors	April 6, 2017

/s/ David Ide
David Ide	Director	April 6, 2017

/s/ Charles Trapp
Charles Trapp	Director	April 6, 2017

/s/ Frank Kneller
Frank Kneller	Director	April 6, 2017

/s/ Scott Nussbaum
Scott Nussbaum	Director	April 6, 2017

/s/ Scott Krinsky
Scott Krinsky	Director	April 6, 2017

