Form 10-Q
period 2017-03-31
GlyEco, Inc.
filed 2017-05-16
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of May 12, 2017, the registrant had 130,425,730 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash	$428,997	$1,413,999
Cash - restricted	58,653	76,552
Accounts receivable, net	1,127,802	1,096,713
Prepaid expenses	334,205	340,899
Inventories	1,405,585	644,522
Total current assets	3,355,242	3,572,685

Property, plant and equipment, net	3,834,061	3,657,839

Other Assets
Deposits	387,035	387,035
Goodwill	3,822,583	3,693,083
Other intangible assets, net	2,662,746	2,794,204
Total other assets	6,872,364	6,874,322

Total assets	$14,061,667	$14,104,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,847,648	$961,010
Due to related parties	1,816	6,191
Contingent acquisition consideration	1,803,676	1,821,575
Notes payable – current portion, net of debt discount	2,629,490	2,541,178
Capital lease obligations – current portion	6,206	6,838
Total current liabilities	6,288,836	5,336,792

Non-Current Liabilities
Notes payable – non-current portion	2,940,652	2,963,640
Capital lease obligations – non-current portion	3,060	3,371
Total non-current liabilities	2,943,712	2,967,011

Total liabilities	9,232,548	8,303,803

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, 300,000,000 shares authorized; $0.0001 par value; 126,944,190 and 126,156,189 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	12,694	12,616
Additional paid-in capital	42,740,398	42,603,490
Accumulated deficit	(37,923,973)	(36,815,063)
Total stockholders’ equity	4,829,119	5,801,043

Total liabilities and stockholders’ equity	$14,061,667	$14,104,846

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Sales, net	$2,290,321	$1,442,898
Cost of goods sold	2,150,586	1,305,527
Gross profit	139,735	137,371

Operating expenses:
Consulting fees	53,426	42,560
Share-based compensation	136,986	280,764
Salaries and wages	343,055	256,450
Legal and professional	160,991	98,773
General and administrative	357,213	259,488
Total operating expenses	1,051,671	938,035

Loss from operations	(911,936)	(800,664)

Other (income) and expenses
Interest income	—	(53)
Interest expense	196,218	4,612
Total other expense, net	196,218	4,559

Loss before provision for income taxes	(1,108,154)	(805,223)

Provision for income taxes	756	687

Net loss	$(1,108,910)	$(805,910)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	126,269,222	86,451,976

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2017

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2016	126,156,189	$12,616	$42,603,490	$(36,815,063)	$5,801,043

Share-based compensation	788,001	78	136,908	—	136,986

Net loss	—	—	—	(1,108,910)	(1,108,910)

Balance, March 31, 2017	126,944,190	$12,694	$42,740,398	$(37,923,973)	$4,829,119

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(1,108,910)	$(805,910)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	114,024	58,573
Amortization	131,458	17,958
Share-based compensation expense	136,986	280,764
Amortization of debt discount	86,734	—
Loss on disposal of equipment	28,446	—
Provision for bad debt	14,401	63,189
Changes in operating assets and liabilities:
Accounts receivable, net	(45,490)	(12,512)
Prepaid expenses	6,694	30,893
Inventories	(761,063)	7,702
Deposits	—	(5,348)
Accounts payable and accrued expenses	886,638	(16,197)
Due to related parties	(4,375)	(6,883)

Net cash used in operating activities	(514,457)	(387,771)

Cash flows from investing activities
Purchases of property, plant and equipment	(318,692)	(13,605)
Cash paid for noncontrolling interests in RS&T	(129,500)	—
Net cash used in investing activities	(448,192)	(13,605)

Cash flows from financing activities
Repayment of notes payable	(21,410)	(3,552)
Repayment of capital lease obligations	(943)	(3,861)
Proceeds from sale of common stock, net	—	2,936,792

Net cash (used in) provided by financing activities	(22,353)	2,929,379

Net change in cash	(985,002)	2,528,003

Cash at beginning of the period	1,413,999	1,276,687

Cash at end of the period	$428,997	$3,804,690

Supplemental disclosure of cash flow information
Interest paid during period	$9,177	$2,312
Income taxes paid during period	$756	$687

Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment with notes payable	$—	$32,510
Payment of contingent acquisition obligation with restricted cash	$17,899	$—

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a specialty chemical company formed in the State of Nevada on October 21, 2011. We have two segments, Consumer and Industrial (see Note 7).

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries; and purchased 96% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company (“Dow”), located in Institute, West Virginia (the “Dow Assets”). During the three months ended March 31, 2017, the Company acquired the remaining 4% of RS&T.

Going Concern

The condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the Company’s audited consolidated financial statements and related notes.

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
(3)	Each component of other comprehensive income or loss

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. Prior to the December 2016 acquisitions of WEBA, RS&T and the DOW Assets and through December 31, 2016, the Company operated as one segment. As of January 1, 2017 we have two operating segments, Consumer and Industrial.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance for doubtful accounts, the value of share-based compensation and warrants, the allocation of the purchase price in the Company’s acquisitions, the recoverability of property, plant and equipment, goodwill, other intangibles and their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

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

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in 2017 and 2016. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $94,184 and $80,207 as of March 31, 2017 and December 31, 2016, respectively.

Inventories

Inventories are reported at the lower of cost or net realizable value. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. Finished goods represents work-in-process items with additive costs added. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

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

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, other customer contracts, and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

Goodwill and Intangible Assets

Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. The Company’s management believes there is no impairment of long-lived assets as of March 31, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2017 and 2016 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Cash, restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to related parties and current portion of capital lease obligations and notes payable are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and amortized over the expected term of the debt to interest expense using the effective interest method.

Net Loss Per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. At March 31, 2017, these potentially dilutive securities included warrants of 11,316,874 and stock options of 7,950,093 for a total of 19,266,967.  At March 31, 2016, these potentially dilutive securities included warrants of 8,366,137 and stock options of 11,499,400 for a total of 19,865,537.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory” (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within these reporting periods. Early adoption is permitted. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

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

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	March 31,	December 31,
	2017	2016
Raw materials	$431,859	$221,088
Work in process	27,319	172,142
Finished goods	946,407	251,292
Total inventories	$1,405,585	$644,522

NOTE 4 – Acquisitions, Goodwill and Other Intangible Assets

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including WEBA) for the three months ended March 31, 2016 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

For the
Three Months Ended
March 31, 2016
Total revenues	$1,982,453
Net loss	$(900,173)

The Company did not incur material acquisition expenses related to the WEBA acquisition.

The components of goodwill and other intangible assets related to the WEBS SPA, along with various other business combinations are as follows:

		Gross Balance at		Net Balance at			Net Balance at
	Estimated	December 31,	Accumulated	December 31,		Accumulated	March 31,
	Useful Life	2016	Amortization	2016	Additions	Amortization	2017
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$(26,296)	$961,204	$—	$(74,754)	$912,746

Non-compete agreements	5 years	1,199,000	(246,000)	953,000	—	(307,000)	892,000

Intellectual property	10 years	880,000	—	880,000	—	(22,000)	858,000

Total intangible assets		$3,066,500	$(272,296)	$2,794,204	$—	$(403,754)	$2,662,746

Goodwill	Indefinite	$3,693,083	$—	$3,693,083	$129,500	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	March 31,	December 31,
	2017	2016
Machinery and equipment	$4,229,448	$4,154,305
Leasehold improvements	126,598	126,598
Accumulated depreciation	(940,984)	(927,909)
	3,415,102	3,352,994
Construction in process	418,959	304,845
Total property, plant and equipment, net	$3,834,061	$3,657,839

NOTE 6– Stockholders’ Equity

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

As of March 31, 2017, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of March 31, 2017, the Company has 126,944,190 shares of Common Stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on Common Stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

During the three months ended March 31, 2017, the Company issued the following shares of common stock for compensation:

On February 13, 2017, the Company issued an aggregate of 160,000 shares of common stock to two employees of the Company at a price of $0.125 per share.

During the quarter ended on March 31, 2017, the Company issued an aggregate of 115,503 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share.

On March 31, 2017, the Company issued an aggregate of 512,498 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.12 per share.

Summary:

	Shares of Number of Common Stock Issued	Value
Share-based compensation	788,001	$95,360

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $38,000, as adjusted for forfeitures resulting from directors who have resigned, which will be amortized over the estimated service period. The Company recorded an expense of $3,849 and $1,586 from the amortization of the unvested restricted shares for the quarters ended March 31, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six year life, 88.0% volatility and a risk free interest rate of 1.79%.

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

The initial value of the restricted stock grant was approximately $198,000, which was amortized over the estimated service period. The Company recorded an expense of $5,878 and $452 from the amortization of the unvested restricted shares for the three months ended March 31, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk free interest rate of 1.34%. In December 2016, the Board of Directors modified the terms of the 1,100,453 shares award in conjunction with the resignation of the President to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which is being amortized over the estimated service period. The current period expense was insignificant.

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

The initial value of the restricted stock grant was $509,000, which has been amortized over the estimated performance period. The Company recorded the entire value as expense from the amortization of the restricted shares for the year ended December 31, 2016, including $113,840 for the three months ended March 31, 2016. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

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

The initial value of the restricted stock grant was approximately $94,000, which was to be amortized over the estimated service period. In December 2016, the then Chief Executive Officer resigned from the Company; therefore, any recognized expense was reversed and the expense recognized by the Company during the year ended December 31, 2016 was $0. In December 2016, the Board of Directors modified the terms of this award in conjunction with the resignation of the then Chief Executive Officer to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which is being amortized over the estimated service period. The current period expense was insignificant.

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

The initial value of the restricted stock grant was approximately $141,000, which is being amortized over the estimated service period. The Company recorded an expense of $6,499 from the amortization of the unvested restricted shares for the three months ended March 31, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.35%.

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

The initial value of the restricted stock grant was approximately $430,000, which is being amortized over the estimated service period. The Company recorded an expense of $17,900 from the amortization of the unvested restricted shares for the three months ended March 31, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 98.0% volatility and a risk free interest rate of 2.00%.

A summary of the Company’s restricted stock awards is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2017	12,691,084	$0.08
Restricted stock granted	200,000	0.07
Restricted stock vested	—	—
Restricted stock forfeited	(130,000)	0.07

Unvested at March 31, 2017	12,761,084	$0.08

Options and warrants

During the three months ended March 31, 2017 and 2016, the Company did not have any issuances or exercises of stock warrants. The Company recognized $7,500 of expense related to the vesting of outstanding options during the three months ended March 31, 2017.

NOTE 7 – Segments

Prior to the December 2016 acquisitions of WEBA, RS&T and the DOW Assets and through December 31, 2016, the Company operated as one segment. Effective January 1, 2107, we have two segments, Consumer and Industrial. Consumer’s principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing and distribution centers located in the eastern region of the United States. Industrial’s principal business activity consists of two divisions: WEBA and RS&T. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America, and RS&T, operates a 14-20 million gallons per year ASTM E1177 EG-1 glycol re-distillation plant in West Virginia that processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

The Company uses loss before provision for income taxes as its measure of profit/loss for segment reporting purposes. Loss before provision for income taxes by operating segment includes all operating items relating to the businesses, including inter segment transactions. Items that primarily relate to the Company as a whole are assigned to Corporate.

Inter segment eliminations present the adjustments for inter segment transactions to reconcile segment information to the Company’s consolidated financial statements.

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended March 31, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$1,598,640	$940,681	$(249,000)	$—	$2,290,321
Cost of goods sold	1,406,701	992,885	(249,000)	—	2,150,586
Gross profit	191,939	(52,204)	—	—	139,735

Total operating expenses	468,502	253,795	—	329,374	1,051,671

Loss from operations	(276,563)	(305,999)	—	(329,374)	(911,936)

Total other income and expenses	5,086	—	—	191,132	196,218

Loss before provision for income taxes	$(281,649)	$(305,999)	$—	$(520,506)	$(1,108,154)

NOTE 8 – Notes Payable

Notes payable consist of the following:

	March 31, 2017	December 31, 2016
2016 Secured Notes	375,152	396,562
2016 5% Related Party Unsecured Notes	1,000,000	1,000,000
2016 8% Related Party Unsecured Notes, net of unamortized debt discount of $265,010 and $351,744, respectively	1,544,990	1,458,256
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	5,570,142	5,504,818
Less current portion	(2,629,490)	(2,541,178)
Long-term portion of notes payable	$2,940,652	$2,963,640

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

2016 Related Party Unsecured Notes

5% Notes Issuance

On December 27, 2016, the Company entered into a subscription agreement (the “5% Notes Subscription Agreement”) by and between the Company and various funds managed by Wynnefield Capital. Pursuant to the 5% Notes Subscription Agreement, the Company offered and issued $1,000,000 in principal amount of 5% Senior Unsecured Promissory Notes (the “5% Notes”). The Company received $1,000,000 in gross proceeds from the offering. The 5% Notes will mature on May 31, 2017 (the “5% Note Maturity Date”). The 5% Notes bear interest at a rate of 5% per annum due on the 5% Note Maturity Date or as otherwise specified by the 5% Notes. The 5% Notes contain standard events of default, including: (i) failure to repay the 5% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. If the 5% Notes are not repaid at the 5% Note Maturity Date, then the default rate becomes 12% per annum and the balance of the 5% Notes outstanding must be paid in four equal installments during the succeeding four months. On April 17, 2017, the Company repaid the 5% Notes in full (see Note 11).

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

The Company allocated the proceeds received to the 8% Notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount is being amortized over the life of the 8% Notes to interest expense. Amortization expense during the three months ended March 31, 2017 was $86,734.

WEBA Seller Notes

In connection with the WEBA acquisition (see Note 4) the Company issued $2.65 million in 8% promissory notes (“Seller Notes”). The Seller Notes mature on December 27, 2021. The Seller Notes bear interest at a rate of 8% per annum payable on a quarterly basis in arrears. The Seller Notes contain standard default provisions, including: (i) failure to repay the Seller Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default.

NOTE 9 – Related Party Transactions

Vice President of U.S. Operations

The Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2017	2016
Beginning Balance as of January 1,	$5,123	$2,791
Monies owed to related party for services performed	24,707	21,106
Monies paid	(28,014)	(18,718)
Ending Balance as of March 31, payable (receivable)	$1,816	$5,179

5% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 5% Notes to Wynnefield Partners I, Wynnefield Partners and Wynnefield Offshore, all of which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. See Note 8 for additional information.

8% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,810,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,656,250 shares of our common stock. The 8% Notes and warrants were sold to Dwight Mamanteo, our Chairman of the Board, Charles F. Trapp and Scott Nussbaum, members of the Board of Directors, Ian Rhodes, our Chief Executive Officer, Wynnefield Capital, an affiliate of the Company, and certain family members of Mr. Mamanteo and of Mr. Nussbaum. See Note 8 for additional information.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible future claims between the parties. As of May 15, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of May 15, 2017, the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

NOTE 11 – Subsequent Events

Recent Stock Issuances

Since March 31, 2017, the Company has issued an aggregate of 3,481,540 shares of common stock, including 44,040 pursuant to the Company’s Equity Incentive Program and 3,437,500 upon the exercise by a shareholder of previously issued warrants.

Sale and Leaseback

On April 13, 2017, the Company closed an amended sale-leaseback transaction with NFS Leasing, Inc. (“NFS”), wherein the Company sold $1,700,000 of certain operational equipment used in the Company’s glycol recovery and recycling operations (the “Equipment”) pursuant to a bill of sale and simultaneously entered into a master equipment lease agreement, as modified (the “Lease Agreement”) with NFS for the lease of the Equipment by the Company. Pursuant to the Lease Agreement, the lease term (the “Lease Term”) is for 48 months commencing on May 1, 2017. During the Lease Term, the Company is obligated to make monthly rental payments of $44,720 to NFS. The agreements are effective as of March 31, 2017. At the conclusion of the Lease Term, the Company may repurchase the Equipment from NFS for $1.

Repayment of Debt

On April 17, 2017, the Company repaid the 5% Notes (see Note 8).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2016, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed separately with the US Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan, “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and any updates to those risk factors filed from time in our Quarterly Reports on Form 10-Q including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Unless otherwise noted herein, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and our subsidiaries.

In addition, the following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and related notes included elsewhere herein.

Company Overview

GlyEco is a leading specialty chemical company, leveraging technology and innovation to focus on vertically integrated, eco-friendly manufacturing, customer service and distribution solutions. Our eight facilities, including the recently acquired 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia, deliver superior quality glycol products that meet or exceed ASTM quality standards, including a wide spectrum of ready to use antifreezes and additive packages for antifreeze/coolant, gas patch coolants and heat transfer fluid industry, throughout North America. Our team’s extensive experience in the chemical field, including direct experience with reclamation of all types of glycols, gives us the ability to process a wide range of feedstock streams, formulate and produce unique products and has earned us an outstanding reputation in our markets.

Prior to the December 2016 acquisitions of WEBA, RS&T and the DOW Assets and through December 31, 2016, the Company operated as one segment. Effective January 1, 2017, GlyEco has two segments: Consumer and Industrial. Consumer’s principal business activity is the processing of waste glycol into high-quality recycled glycol products, specifically automotive antifreeze, and related specialty blended antifreeze, which we sell in the automotive and industrial end markets. We operate six processing and distribution centers located in the eastern region of the United States. Industrial’s principal business activity consists of two divisions: WEBA and RS&T. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America, and RS&T, which operates a 14-20 million gallons per year ASTM E1177 EG-1 glycol re-distillation plant in West Virginia that processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

Consumer segment

Our Consumer segment has processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. We estimate that the monthly processing capacity of our four facilities with distillation equipment is approximately 100,000 gallons of ready to use finished products. We have invested significant time and money into increasing the capacity and actual production of our facilities. Our average monthly production was approximately 44,000 gallons in the first quarter of 2016 as compared to approximately 80,000 gallons in the first quarter of 2017. Our processing and distribution centers utilize a fleet of trucks to collect waste material for processing and delivering recycled glycol products directly to retail end users at their storefront, which is typically 50-100 gallons per customer order. Collectively, we directly service approximately 5,000 generators of waste glycol. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled glycol products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze. In certain markets we also sell windshield washer fluids which we do not recycle.

We have deployed our proprietary technology across our six processing distribution centers, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service.

Our Consumer segment product offerings include:

●	High-Quality Recycled Glycols - Our technology allows us to produce glycols which meet ASTM standards and can be used in any industrial application.
●	Recycled Antifreeze - We formulate several universal recycled antifreeze products to meet ASTM and/or OEM manufacturer specifications for engine coolants. In addition, we custom blend recycled antifreeze to customer specifications.
●	Recycled HVAC Fluids - We formulate a universal recycled HVAC coolant to meet ASTM and/or OEM manufacturer specifications for heating, ventilation and air conditioning fluids. In addition, we custom blend recycled HVAC coolants to customer specifications.
●	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing centers for recycling or in some cases to be safely disposed.
●	Windshield Washer Fluid - In certain markets we sell windshield washer fluids which we do not recycle.

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

Our proprietary and patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A program (Quality Control & Assurance) seeks to ensure consistently high quality, ASTM (American Society for Testing and Materials) standard compliant recycled material. Our products are trusted in all vehicle makes and models, regional fleet, local auto, and national retailers. Our proprietary QC&A program is managed and supported by dedicated process and chemical engineering staff and requires periodic onsite field audits, and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business and RS&T, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA’s METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD additive packages cover the entire range of coolant types from basic green conventional to the newest extended life OAT antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as all-organic (OAT) inhibitors for specific pH range and aluminum system requirements.

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

RS&T operates a 14-20 million gallons per year, ASTM E1177 EG-1, glycol re-distillation plant in West Virginia, which processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide. The facility is uniquely designed to process industrial waste glycol. It utilizes the only currently active process that produces a product that both meets the virgin glycol antifreeze grade specification, ASTM E1177 EG-1, and achieves the important aesthetic requirement for most applications of having no odor. It is the largest glycol re-distillation plant in North America, with a capacity of 14-20 million gallons per year, several times higher processing capacity than the next largest glycol recycling facility. The facility, located at the Dow Institute Site in Institute, West Virginia, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

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

Inventories

Inventories consist primarily of used glycol to be recycled, recycled glycol for resale and supplies used in the recycling process. Inventories are stated at the lower of cost or net realizable value with cost recorded on an average cost basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trends and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Goodwill

As of March 31, 2017, goodwill and net intangible assets recorded on our consolidated balance sheet aggregated to $6,485,329 (of which $3,822,583 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Assumptions used in the calculation were determined as follows:

●	Expected term is generally determined using the weighted average of the contractual term and vesting period of the award;

●	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company, over the expected term of the award;

●	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

●	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of March 31, 2017 and 2016, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2017, and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of May 15, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of May 15, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales

For the three-month period ended March 31, 2017, Net Sales were $2,290,321 compared to $1,442,898 for the three-month period ended March 31, 2016, representing an increase of $847,423, or approximately 59%. The increase in Net Sales was due to organic revenue growth of $155,742, or approximately 11%, and $691,681 of sales related to the businesses and assets acquired in December 2016. Net Sales, including intersegment sales for the three-month period ended March 31, 2017, were $1,598,640 and $940,681 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three-month period ended March 31, 2017, our Costs of Goods Sold was $2,150,586, compared to $1,305,527 for the three-month period ended March 31, 2016, representing an increase of $845,059, or approximately 65%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales as well as approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first half of the quarter for infrastructure related capital improvements.

Gross Profit (Loss)

For the three-month period ended March 31, 2017, we realized a gross profit of $139,735, compared to a gross profit of $137,371 for the three-month period ended March 31, 2016. Gross Profit (Loss), including intersegment sales for the three-month period ended March 31, 2017, was $191,939 and $(52,204) for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three-month period ended March 31, 2017, was approximately 6%, compared to approximately 10% for the three-month period ended March 31, 2016. Gross profit (loss) margin, including intersegment sales for the three-month period ended March 31, 2017, was 11% and (6)% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs. The gross profit margin for the Industrial segment was negatively impacted by approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first half of the quarter for infrastructure related capital improvements.

Operating Expenses

For the three-month period ended March 31, 2017, operating expenses increased to $1,051,671 from $938,035 for the three-month period ended March 31, 2016, representing an increase of $113,636, or approximately 12%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses. Our operating expense ratio for the three-month period ended March 31, 2017, was approximately 46%, compared to approximately 65% for the three-month period ended March 31, 2016.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees increased to $53,426 for the three-month period ended March 31, 2017, from $42,560 for the three-month period ended March 31, 2016, representing an increase of $10,866 or 26%. The increase is primarily due to the Company’s use of external specialists to assist with short duration projects.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $136,986 for the three-month period ended March 31, 2017, from $280,764 for the three-month period ended March 31, 2016, representing a decrease of $143,778, or 51%.   The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $343,055 for the three-month period ended March 31, 2017, from $256,450 for the three-month period ended March 31, 2016, representing an increase of $86,605 or 34%.   The increase is due to the addition of employees in such areas as marketing and sales in late 2016 as well as additional employees related to the businesses and assets acquired in late December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended March 31, 2017, Legal and Professional Fees increased to $160,991 from $98,773 for the three-month period ended March 31, 2016, representing an increase of $62,218. The increase is primarily related to work performed in connection with the businesses and assets acquired in late December 2016.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2017, G&A Expenses increased to $357,213 from $259,488 for the three-month period ended March 31, 2016, representing an increase of $97,725, or approximately 38%. The increase is due to additional depreciation and amortization of $168,951 related to the tangible and intangible assets acquired in late December 2016 partially offset by lower costs in other areas.

Other Income and Expenses

For the three-month period ended March 31, 2017, Other Income and Expenses was expense of $196,218 compared to an expense of $4,559 for the three-month period ended March 31, 2016, representing an increase of $191,659. Other Income and Expenses consist of Interest Income and Interest Expense. The increase was primarily due to interest expense associated with the debt issued in late December 2016.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,108,910)	$(805,910)

Interest expense, net	196,218	4,559
Income tax expense	756	687
Depreciation and amortization	245,482	76,531
Share-based compensation	136,986	280,764
Adjusted EBITDA	$(529,468)	$(443,369)

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

For the three months ended March 31, 2017 and 2016, net cash used in operating activities was $514,457 and $387,771, respectively.  The increase in cash used in operating activities is due to the increase in our net loss as well as significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses. For the three months ended March 31, 2017, the Company used $448,192 in cash for investing activities, compared to the $13,605 used in the prior year’s period.  These amounts were comprised of capital expenditures for equipment. For the three months ended March 31, 2016, we received $2,929,379, in cash from financing activities, primarily related to a rights offering in February 2016. For the three months ended March 31, 2017, we paid $22,353, in cash related to financing activities, primarily related to period debt payments.

As of March 31, 2017, we had $3,355,242 in current assets, including $428,997 in cash, $1,127,802 in accounts receivable and $1,405,585 in inventories. Cash decreased from $1,413,999 as of December 31, 2016, to $428,997 as of March 31, 2017, primarily due to cash used in operations.

As of March 31, 2017, we had total current liabilities of $6,288,836 consisting primarily of accounts payable and accrued expenses of $1,847,648 contingent acquisition consideration of $1,803,676 and the current portion of notes payable of $2,629,490. As of March 31, 2017, we had total non-current liabilities of $2,943,712, consisting primarily of the non-current portion of our notes payable obligations of $2,940,652.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans to address these matters include achieving profitable operations, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy. We plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net cash (used in) operating activities	$(514,457)	$(387,771)
Net cash (used in) investing activities	(448,192)	(13,605)
Net cash (used in) provided by financing activities	(22,353)	2,929,379
Net change in cash	(985,002)	2,528,003
Cash - beginning of period	1,413,999	1,276,687
Cash - end of period	$428,997	$3,804,690

The Company may not have sufficient capital to sustain expected operations for the next twelve months. To date, we financed operations and investing activities through private sales of our securities exempt from the registration requirements of the Securities Act of 1933, as amended.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of March 31, 2017, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of May 15, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of May 15, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K filed on April 6, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, the Company issued unregistered securities as follows:

On January 31, 2017, the Company issued an aggregate of 38,401 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On February 13, 2017, the Company issued an aggregate of 160,000 shares of Common Stock to two employees of the Company at a price of $0.125 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On February 28, 2017, the Company issued an aggregate of 38,301 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On March 31, 2017, the Company issued an aggregate of 38,801 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On March 31, 2017, the Company issued an aggregate of 512,498 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: May 15, 2017	By: /s/ Ian Rhodes
Ian Rhodes
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By: /s/ Ian Rhodes
Ian Rhodes
Interim Chief Financial Officer
(Principal Financial Officer)