Form 10-Q
period 2017-06-30
GlyEco, Inc.
filed 2017-08-14
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Yes ☐  No ☒

As of August 11, 2017, the registrant had 163,452,779 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

 June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash	$77,590	$1,413,999
Cash – restricted	41,090	76,552
Accounts receivable, net	1,326,549	1,096,713
Prepaid expenses	372,454	340,899
Inventories	1,527,802	644,522
Total current assets	3,345,485	3,572,685

Property, plant and equipment, net	3,915,894	3,657,839

Other Assets
Deposits	433,390	387,035
Goodwill	3,822,583	3,693,083
Other intangible assets, net	2,530,429	2,794,204
Total other assets	6,786,402	6,874,322

Total assets	$14,047,781	$14,104,846

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,691,546	$961,010
Due to related parties	—	6,191
Contingent acquisition consideration	1,786,113	1,821,575
Notes payable – current portion, net of debt discount	1,718,496	2,541,178
Capital lease obligations – current portion	354,735	6,838
Total current liabilities	5,550,890	5,336,792

Non-Current Liabilities
Notes payable – non-current portion	2,919,069	2,963,640
Capital lease obligations – non-current portion	1,281,381	3,371
Total non-current liabilities	4,200,450	2,967,011

Total liabilities	9,751,340	8,303,803

Commitments and Contingencies

Stockholders' Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, 300,000,000 shares authorized; $0.0001 par value; 131,204,275 and 126,156,189 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	13,121	12,616
Additional paid-in capital	43,109,519	42,603,490
Accumulated deficit	(38,826,199)	(36,815,063)
Total stockholders' equity	4,296,441	5,801,043

Total liabilities and stockholders' equity	$14,047,781	$14,104,846

See accompanying notes to the condensed consolidated financial statements.

3

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$2,918,097	$1,313,863	$5,208,418	$2,756,761
Cost of goods sold	2,441,243	1,380,467	4,591,829	2,685,994
Gross profit (loss)	476,854	(66,604)	616,589	70,767

Operating expenses:
Consulting fees	165,536	58,863	218,962	101,423
Share-based compensation	94,548	317,471	231,534	598,235
Salaries and wages	363,546	282,561	706,601	539,011
Legal and professional	187,740	43,124	348,731	141,897
General and administrative	343,128	276,893	700,341	536,381
Total operating expenses	1,154,498	978,912	2,206,169	1,916,947

Loss from operations	(677,644)	(1,045,516)	(1,589,580)	(1,846,180)

Other (income) and expenses:
Interest income	—	(165)	—	(218)
Interest expense	223,385	7,366	419,603	11,978
Gain on settlement of note payable	—	(15,000)	—	(15,000)
Total other (income) expense, net	223,385	(7,799)	419,603	(3,240)

Loss before provision for income taxes	(901,029)	(1,037,717)	(2,009,183)	(1,842,940)

Provision for income taxes	1,197	5,259	1,953	5,946

Net loss	$(902,226)	$(1,042,976)	$(2,011,136)	$(1,848,886)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	128,876,960	112,772,095	127,583,831	99,679,783

 See accompanying notes to the condensed consolidated financial statements.

4

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

 For the six months ended June 30, 2017

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2016	126,156,189	$12,616	$42,603,490	$(36,815,063)	$5,801,043

Share-based compensation	1,610,586	161	231,373	—	231,534

Exercise of warrants	3,437,500	344	274,656	—	275,000

Net loss	—	—	—	(2,011,136)	(2,011,136)

Balance, June 30, 2017	131,204,275	$13,121	$43,109,519	$(38,826,199)	$4,296,441

See accompanying notes to the condensed consolidated financial statements.

5

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

 For the six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016
	(unaudited)	(unaudited)

Net cash flows from operating activities
Net loss	$(2,011,136)	$(1,848,886)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	233,612	119,855
Amortization	263,775	35,914
Share-based compensation expense	231,534	598,235
Amortization of debt discount	174,416	—
Loss on disposal of equipment	28,446	—
Provision for bad debt	37,086	24,014
Gain on settlement of note payable	—	(15,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(266,922)	168,649
Prepaid expenses	(31,555)	(13,612)
Inventories	(883,280)	125,660
Deposits	(46,355)	(5,348)
Accounts payable and accrued expenses	730,536	(531,307)
Due to related parties	(6,191)	(31,709)

Net cash used in operating activities	(1,546,034)	(1,373,535)

Cash flows from investing activities
Cash paid for acquisition	—	(100,000)
Cash – restricted	—	(100,000)
Cash paid for noncontrolling interests in RS&T	(129,500)	—
Purchases of property, plant and equipment	(520,113)	(95,305)

Net cash used in investing activities	(649,613)	(295,305)

Cash flows from financing activities
Repayment of notes payable	(1,041,669)	(113,772)
Repayment of capital lease obligations	(74,093)	(8,083)
Proceeds from sale-leaseback	1,700,000	—
Proceeds from exercise of warrants	275,000	—
Proceeds from sale of common stock, net	—	2,936,792

Net cash provided by financing activities	859,238	2,814,937

Net change in cash	(1,336,409)	1,146,097

Cash at beginning of the period	1,413,999	1,276,687

Cash at end of the period	$77,590	$2,422,784

Supplemental disclosure of cash flow information
Interest paid during period	$68,238	$11,978
Income taxes paid during period	$1,953	$5,946

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$—	$203,152
Acquisition of equipment with capital lease obligation	$1,700,000	$—
Reduction in contingent acquisition liability through restricted cash	$35,462	$—

See accompanying notes to the condensed consolidated financial statements.

6

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a specialty chemical company formed in the State of Nevada on October 21, 2011. We have two segments, Consumer and Industrial (see Note 7).

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries; and purchased 96% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company (“Dow”), located in Institute, West Virginia (the “Dow Assets”). During the three months ended March 31, 2017, the Company acquired the remaining 4% of RS&T not already owned by the Company.

Going Concern

The condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the Company’s audited consolidated financial statements and related notes included therein.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $105,185 and $80,207 as of June 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Intangible Assets

Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. The Company’s management believes there is no impairment of long-lived assets as of June 30, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2017 and 2016 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Cash, restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to related parties and current portion of capital lease obligations and notes payable are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, carrying values approximate fair value since the estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction to the debt balance and amortized over the expected term of the debt to interest expense using the effective interest method.

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. At June 30, 2017, these potentially dilutive securities included warrants of 7,879,374 and stock options of 7,622,437 for a total of 15,501,811.  At June 30, 2016, these potentially dilutive securities included warrants of 8,266,137 and stock options of 10,461,618 for a total of 18,727,755.

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

In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company has not yet decided if it will early adopt the provisions in this ASU for its annual goodwill impairment test during 2017.

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	June 30,	December 31,
	2017	2016
Raw materials	$460,651	$221,088
Work in process	34,528	172,142
Finished goods	1,032,623	251,292
Total inventories	$1,527,802	$644,522

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including WEBA) for the three and six months ended June 30, 2016 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total revenues	$1,795,502	$3,777,955
Net loss	$(1,033,464)	$(1,933,637)

The Company did not incur material acquisition expenses related to the WEBA acquisition.

The components of goodwill and other intangible assets related to the WEBA SPA, along with various other business combinations are as follows:

		Gross Balance at		Net Balance at			Net Balance at
	Estimated	December 31,	Accumulated	December 31,		Accumulated	June 30,
	Useful Life	2016	Amortization	2016	Additions	Amortization	2017
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$(26,296)	$961,204	$—	$(126,171)	$861,329

Non-compete agreements	5 years	1,199,000	(246,000)	953,000	—	(365,900)	833,100

Intellectual property	10 years	880,000	—	880,000	—	(44,000)	836,000

Total intangible assets		$3,066,500	$(272,296)	$2,794,204	$—	$(536,071)	$2,530,429

Goodwill	Indefinite	$3,693,083	$—	$3,693,083	$129,500	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	June 30,	December 31,
	2017	2016
Machinery and equipment	$4,329,412	$4,154,305
Leasehold improvements	262,476	126,598
Accumulated depreciation	(1,060,572)	(927,909)
	3,531,316	3,352,994
Construction in process	384,578	304,845
Total property, plant and equipment, net	$3,915,894	$3,657,839

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

As of June 30, 2017, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of June 30, 2017, the Company has 131,204,275 shares of Common Stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on Common Stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

During the six months ended June 30, 2017, the Company issued the following shares of common stock for compensation:

On February 13, 2017, the Company issued an aggregate of 160,000 shares of common stock to two employees of the Company at a price of $0.125 per share.

During the quarter ended March 31, 2017, the Company issued an aggregate of 115,503 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share.

On March 31, 2017, the Company issued an aggregate of 512,498 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.12 per share.

During the quarter ended June 30, 2017, the Company issued an aggregate of 195,039 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share.

On June 30, 2017, the Company issued an aggregate of 627,546 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.098 per share.

Summary:

	Shares of Number of Common Stock Issued	Value
Share-based compensation	1,610,586	$176,363

Shares of common stock issued under warrant exercise

On May 11, 2017, the Company issued an aggregate of 3,437,500 shares of Common Stock to three accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share.

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $38,000, as adjusted for forfeitures resulting from directors who have resigned, which will be amortized over the estimated service period. The Company recorded an expense of $7,698 and $41,854 from the amortization of the unvested restricted shares for the six months ended June 30, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six year life, 88.0% volatility and a risk free interest rate of 1.79%.

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

The initial value of the restricted stock grant was approximately $198,000, which was amortized over the estimated service period. The Company recorded an expense of $11,756 and $11,697 from the amortization of the unvested restricted shares for the six months ended June 30, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk free interest rate of 1.34%. In December 2016, the Board of Directors modified the terms of the 1,100,453 shares award in conjunction with the resignation of the President to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which is being amortized over the estimated service period. The current period expense was insignificant.

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

The initial value of the restricted stock grant was $509,000, which has been amortized over the estimated performance period. The Company recorded the entire value as expense from the amortization of the restricted shares for the year ended December 31, 2016, including $254,391 for the six months ended June 30, 2016. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

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

In September 2016, the Board of Directors approved the issuance of 1,650,680 restricted common shares of the Company. These shares will be issued to the then Vice President of Sales and Marketing upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $141,000, which was amortized over the estimated service period. Upon the termination of the then Vice President of Sales and Marketing on April 28, 2017, this grant was terminated and the Company reversed all previous expense and is no longer recording expense related to this award. The Company recorded income of $14,082 from the reversal of previous amortization of the unvested restricted shares for the three months ended June 30, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk free interest rate of 1.35%.

In December 2016, the Board of Directors approved the issuance of 6,290,000 restricted common shares of the Company. These shares will be issued to members of the Board of Directors and certain executives and employees upon vesting, which will occur when the price per share of the Company’s common stock, measured and approved based upon a 30-day trading volume weighted average price (“VWAP”), is equal to at least $0.20 per share.

The initial value of the restricted stock grant was approximately $430,000, which is being amortized over the estimated service period. The Company recorded an expense of $35,800 from the amortization of the unvested restricted shares for the six months ended June 30, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 98.0% volatility and a risk free interest rate of 2.00%.

In June 2017, the Board of Directors approved the issuance of 1,000,000 restricted common shares of the Company. These shares will be issued to certain executives upon the Company meeting the following bench marks: 50% will vest when the price per share of the Company’s common stock, based upon a 30-day trading VWAP, is equal to at least $0.20 per share and 50% will vest when the price per share of the Company’s common stock, measured and approved based upon a 30-day trading VWAP, is equal to at least $0.35 per share. The current period expense was insignificant.

A summary of the Company’s restricted stock awards is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2017	12,691,084	$0.08
Restricted stock granted	1,700,000	0.07
Restricted stock vested	—	—
Restricted stock forfeited	(1,920,680)	0.07

Unvested at June 30, 2017	12,470,404	$0.08

Options and warrants

During the six months ended June 30, 2017, the Company issued 3,437,500 shares of common stock in connection with the exercise of stock warrants to purchase 3,437,500 shares of common stock at an exercise price of $0.08 per share. During the six months ended June 30, 2016, the Company did not have any issuances or exercises of stock warrants. The Company recognized $7,500 of expense related to the vesting of outstanding options during the six months ended June 30, 2017.

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

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended June 30, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$1,647,263	$1,608,502	$(337,668)	$—	$2,918,097
Cost of goods sold	1,262,853	1,516,058	(337,668)	—	2,441,243
Gross profit	384,410	92,444	—	—	476,854

Total operating expenses	540,387	325,556	—	288,555	1,154,498

Loss from operations	(155,977)	(233,112)	—	(288,555)	(677,644)

Total other expenses	(6,133)	(30,923)	—	(186,329)	(223,385)

Loss before provision for income taxes	$(162,110)	$(264,035)	$—	$(474,884)	$(901,029)

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the six months ended June 30, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$3,245,903	$2,549,183	$(586,668)	$—	$5,208,418
Cost of goods sold	2,669,554	2,508,943	(586,668)	—	4,591,829
Gross profit	576,349	40,240	—	—	616,589

Total operating expenses	1,008,889	579,351	—	617,929	2,206,169

Loss from operations	(432,539)	(539,111)	—	(617,929)	(1,589,580)

Total other expenses	(11,219)	(30,923)	—	(377,461)	(419,603)

Loss before provision for income taxes	$(443,759)	$(570,034)	$—	$(995,390)	$(2,009,183)

NOTE 8 – Notes Payable

Notes payable consist of the following:

	June 30, 2017	December 31, 2016
2016 Secured Notes	354,893	396,562
2016 5% Related Party Unsecured Notes	—	1,000,000
2016 8% Related Party Unsecured Notes, net of unamortized debt discount of $177,328 and $351,744, respectively	1,632,672	1,458,256
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,637,565	5,504,818
Less current portion	(1,718,496)	(2,541,178)
Long-term portion of notes payable	$2,919,069	$2,963,640

2016 Secured Notes

In January 2016, the Company entered into a secured promissory note with Ascentium Capital. In April 2016, the Company entered into secured promissory notes with Ascentium Capital. In July 2016, the Company entered into a secured promissory note with PACCAR Financial. In September 2016, the Company entered into a secured promissory note with PACCAR Financial. In November 2016, the Company entered into secured promissory notes with MHC Financial Services, Inc. (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) an aggregate principal balance of $437,000, (ii) interest rates ranging from 5.8% to 9.0%, and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by vehicles and equipment.

2016 Related Party Unsecured Notes

5% Notes Issuance

On December 27, 2016, the Company entered into a subscription agreement (the “5% Notes Subscription Agreement”) by and between the Company and various funds managed by Wynnefield Capital. Pursuant to the 5% Notes Subscription Agreement, the Company offered and issued $1,000,000 in principal amount of 5% Senior Unsecured Promissory Notes (the “5% Notes”). The Company received $1,000,000 in gross proceeds from the offering. The 5% Notes were scheduled to mature on May 31, 2017 (the “5% Note Maturity Date”). The 5% Notes bore interest at a rate of 5% per annum due on the 5% Note Maturity Date or as otherwise specified by the 5% Notes. The 5% Notes contained standard events of default, including: (i) failure to repay the 5% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. On April 17, 2017, the Company repaid the 5% Notes in full.

8% Notes Issuance

On December 27, 2016, the Company entered into subscription agreements (the “8% Notes Subscription Agreements”) by and between the Company and certain accredited investors. Pursuant to the 8% Notes Subscription Agreements, the Company offered and issued: (i) $1,810,000 in principal amount of 8% Senior Unsecured Promissory Notes (the “8% Notes”); and (ii) warrants (the “Warrants”) to purchase up to 5,656,250 shares of common stock of the Company (the “Common Stock”). The Company received $1,810,000 in gross proceeds from the offering of which $1,760,000 was received in 2016 and $50,000 was accrued as an other current asset at December 31, 2016 and received in 2017. The 8% Notes will mature on December 27, 2017 (the “8% Note Maturity Date”). The 8% Notes bear interest at a rate of 8% per annum due on the 8% Note Maturity Date or as otherwise specified by the 8% Note. The 8% Notes contain standard events of default, including: (i) failure to repay the 8% Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default. The Company also incurred $26,872 of issuance costs, which were recorded as a debt discount and will be amortized as interest expense through the 8% Note Maturity Date. The Warrants are exercisable for an aggregate of 5,656,250 shares of Common Stock, beginning on December 27, 2016, and will be exercisable for a period of three years. The exercise price with respect to the warrants is $0.08 per share. The exercise price and the amount of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other similar issuances. On August 4, 2017, the Company redeemed $1,550,000 of the 8% Notes through the issuance of common shares of the Company’s stock as of the rights offering that closed on August 4, 2017. On August 10, 2017, the Company repaid the remaining $260,000 of 8% Notes through a combination of issuance of common shares of the Company’s stock and cash. See Note 12 for additional information.

The Company allocated the proceeds received to the 8% Notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount is being amortized over the life of the 8% Notes to interest expense. Amortization expense during the six months ended June 30, 2017 was $174,421.

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

NOTE 9 – Capital Lease

On April 13, 2017, the Company closed an amended sale-leaseback transaction with NFS Leasing, Inc. (“NFS”), wherein the Company sold $1,700,000 of certain operational equipment used in the Company’s glycol recovery and recycling operations (the “Equipment”) pursuant to a bill of sale and simultaneously entered into a master equipment lease agreement, as modified (the “Lease Agreement”) with NFS for the lease of the Equipment by the Company. Pursuant to the Lease Agreement, the lease term (the “Lease Term”) is 48 months commencing on May 1, 2017. There was no gain or loss associated with the sale-leaseback. During the Lease Term, the Company is obligated to make monthly rental payments of $44,720 to NFS. The agreements are effective as of March 31, 2017. At the conclusion of the Lease Term, the Company may repurchase the Equipment from NFS for $1. The Company has accounted for this transaction as a capital lease.

NOTE 10 – Related Party Transactions

Vice President of U.S. Operations

The Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2017	2016
Beginning Balance as of January 1,	$5,123	$2,791
Monies owed to related party for services performed	61,818	47,219
Monies paid	(66,941)	(51,807)
Ending Balance as of June 30, payable (receivable)	$—	$(1,797)

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

NOTE 11 – Commitments and Contingencies

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible future claims between the parties. As of August 14, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of August 14, 2017, the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

NOTE 12 – Subsequent Events

Recent Stock Issuances

Since June 30, 2017, the Company has issued an aggregate of 78,973 shares of common stock pursuant to the Company’s Equity Incentive Program.

Rights Offering

On August 10, 2017, the Company announced the closing of its rights offering, which expired on August 4, 2017, and raised aggregate gross proceeds of approximately $2.29 million, including $670,000 in cash and $1.62 million in redemption of previously issued notes, from the sale of 28.6 million shares of common stock at a price of $0.08 per share. The rights offering was made pursuant to a registration statement on Form S-1 (Reg. No. 333-215941) and prospectus on file with the Securities and Exchange Commission. The Company plans to use the net proceeds for general working capital purposes.

The Company also repaid the remaining 8% promissory notes issued in December 2016 through a combination of shares of its common stock at a per share price of $0.08 and cash. The Company issued 2,754,500 shares in exchange for a total of $220,360 in principal and interest and repaid the balance in cash in the full amount of $52,467. As a result of these transactions, the previously issued 8% notes have been repaid in full.

Warrants Exercise

Since June 30, 2017, the Company has issued 781,250 shares of common stock in connection with the exercise of warrants to purchase 781,250 shares of common stock with an exercise price of $0.08. For total proceeds of $62,500. These warrants were issued in connection with the 8% Notes.

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

Critical Accounting Policies

We have identified in the condensed consolidated financial statements contained herein certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Management reviews with the audit committee the selection, application and disclosure of critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include going concern, collectability of accounts receivable, inventory, impairment of goodwill, carrying amounts and useful lives of intangible assets, fair value of assets acquired and liabilities assumed in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Goodwill

As of June 30, 2017, goodwill and net intangible assets recorded on our consolidated balance sheet aggregated to $6,353,012 (of which $3,822,583 is goodwill that is not subject to amortization).  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of June 30, 2017 and 2016, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2017, and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of August 15, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of August 14, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales

For the six-month period ended June 30, 2017, Net Sales were $5,208,418 compared to $2,756,761 for the six-month period ended June 30, 2016, representing an increase of $2,451,657, or approximately 89%. The increase in Net Sales was due to organic revenue growth of $489,142, or approximately 18%, and $1,962,515 of sales related to the businesses and assets acquired in December 2016. Net Sales, including intersegment sales for the six-month period ended June 30, 2017, were $3,245,903 and $2,549,183 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the six-month period ended June 30, 2017, our Costs of Goods Sold was $4,591,829, compared to $2,685,994 for the six-month period ended June 30, 2016, representing an increase of $1,905,835, or approximately 71%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales as well as approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first two months of the first quarter for infrastructure related capital improvements.

Gross Profit (Loss)

For the six-month period ended June 30, 2017, we realized a gross profit of $616,589, compared to a gross profit of $70,767 for the six-month period ended June 30, 2016.  Gross Profit, including intersegment sales for the six-month period ended June 30, 2017, was $576,349 and $40,240 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the six-month period ended June 30, 2017, was approximately 12%, compared to approximately 3% for the six-month period ended June 30, 2016. Gross profit margin, including intersegment sales for the six-month period ended June 30, 2017, was 18% and 2% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs. The gross profit margin for the Industrial segment was negatively impacted by approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first two months of the first quarter for infrastructure related capital improvements as well as certain lower margin business. The Company is currently negotiating pricing changes to this lower margin business.

Operating Expenses

For the six-month period ended June 30, 2017, operating expenses increased to $2,206,169 from $1,916,947 for the six-month period ended June 30, 2016, representing an increase of $289,222, or approximately 15%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses. Our operating expense ratio for the six-month period ended June 30, 2017, was approximately 42%, compared to approximately 70% for the six-month period ended June 30, 2016.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees increased to $218,962 for the six-month period ended June 30, 2017, from $101,423 for the six-month period ended June 30, 2016, representing an increase of $117,539. The increase is primarily due to the Company’s use of external specialists to assist with short duration projects.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $231,534 for the six-month period ended June 30, 2017, from $598,235 for the six-month period ended June 30, 2016, representing a decrease of $366,701, or 61%.  The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $706,601 for the six-month period ended June 30, 2017, from $539,011 for the six-month period ended June 30, 2016, representing an increase of $167,590 or 31%.  The increase is due to the addition of employees in such areas as marketing and sales in late 2016 as well as additional employees related to the businesses and assets acquired in late December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the six-month period ended June 30, 2017, Legal and Professional Fees increased to $348,731 from $141,897 for the six-month period ended June 30, 2016, representing an increase of $206,834. The increase is primarily related to work performed in connection with the businesses and assets acquired in late December 2016 as well as other special projects.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the six-month period ended June 30, 2017, G&A Expenses increased to $700,341 from $536,381 for the six-month period ended June 30, 2016, representing an increase of 163,960, or approximately 31%.  The increase is due to additional depreciation and amortization of $284,302 related to the tangible and intangible assets acquired in late December 2016 partially offset by lower costs in other areas.

Other Income and Expenses

For the six-month period ended June 30, 2017, Other Income and Expenses was an expense of $419,603 compared to income of $3,240 for the six-month period ended June 30, 2016, representing a change of $422,843. Other Income and Expenses consist of Interest Income and Interest Expense. The change was primarily due to interest expense associated with the debt issued in late December 2016.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Six Months Ended June 30,
	2017	2016
Net loss	$(2,011,136)	$(1,848,886)

Interest expense, net	419,603	11,760
Gain on settlement of note payable	—	(15,000)
Income tax expense	1,953	5,946
Depreciation and amortization	497,387	155,769
Share-based compensation	231,534	598,235
Adjusted EBITDA	$(860,659)	$(1,092,176)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales

For the three-month period ended June 30, 2017, Net Sales were $2,918,097 compared to $1,313,863 for the three-month period ended June 30, 2016, representing an increase of $1,604,234. The increase in Net Sales was due to organic revenue growth of $333,400, or approximately 25%, and $1,270,834 of sales related to the businesses and assets acquired in December 2016. Net Sales, including intersegment sales for the three-month period ended June 30, 2017, were $1,647,263 and $1,608,502 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three-month period ended June 30, 2017, our Costs of Goods Sold was $2,441,243, compared to $1,380,467 for the three-month period ended June 30, 2016, representing an increase of $1,060,776, or approximately 77%.  The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales.

Gross Profit (Loss)

For the three-month period ended June 30, 2017, we realized a gross profit of $476,854, compared to a gross loss of $(66,604) for the three-month period ended June 30, 2016. Gross Profit (Loss), including intersegment sales for the three-month period ended June 30, 2017, was $384,410 and $92,444 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three-month period ended June 30, 2017, was approximately 16%, compared to approximately (5)% for the three-month period ended June 30, 2016. Gross profit (loss) margin, including intersegment sales for the three-month period ended June 30, 2017, was 23% and 6% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs. The gross profit margin for the Industrial segment was negatively impacted by certain lower margin business. The Company is currently negotiating pricing changes to this lower margin business.

Operating Expenses

For the three-month period ended June 30, 2017, operating expenses increased to $1,154,498 from $978,912 for the three-month period ended June 30, 2016, representing an increase of $175,586, or approximately 18%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional, and General and Administrative Expenses. Our operating expense ratio for the three-month period ended June 30, 2017, was approximately 40%, compared to approximately 75% for the three-month period ended June 30, 2016.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting Fees increased to $165,536 for the three-month period ended June 30, 2017, from $58,863 for the three-month period ended June 30, 2016, representing an increase of $106,673. The increase is primarily due to the Company’s use of external specialists to assist with short duration projects.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $94,548 for the three-month period ended June 30, 2017, from $317,471 for the three-month period ended June 30, 2016, representing a decrease of $222,923, or 70%.  The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $363,546 for the three-month period ended June 30, 2017, from $282,561 for the three-month period ended June 30, 2016, representing an increase of $80,985 or 29%. The increase is due to the addition of employees in such areas as marketing and sales in late 2016 as well as additional employees related to the businesses and assets acquired in late December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended June 30, 2017, Legal and Professional Fees increased to $187,740 from $43,124 for the three-month period ended June 30, 2016, representing an increase of $144,616. The increase is primarily related to work performed in connection with the businesses and assets acquired in late December 2016 as well as other special projects.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended June 30, 2017, G&A Expenses increased to $343,128 from $276,893 for the three-month period ended June 30, 2016, representing an increase of $66,235, or approximately 24%. The increase is due to additional depreciation and amortization of $115,351 related to the tangible and intangible assets acquired in late December 2016 partially offset by lower costs in other areas.

Other Income and Expenses

For the three-month period ended June 30, 2017, Other Income and Expenses was an expense of $223,385 compared to income of $7,799 for the three-month period ended June 30, 2016, representing a change of $231,184. Other Income and Expenses consist of Interest Income and Interest Expense. The change was primarily due to interest expense associated with the debt issued in late December 2016.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended June 30,
	2017	2016
Net loss	$(902,226)	$(1,042,976)

Interest expense, net	223,385	7,201
Gain on settlement of note payable	—	(15,000)
Income tax expense	1,197	5,259
Depreciation and amortization	251,905	79,238
Share-based compensation	94,548	317,471
Adjusted EBITDA	$(331,191)	$(648,807)

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

For the six months ended June 30, 2017 and 2016, net cash used in operating activities was $1,546,034 and $1,373,535, respectively.  The increase in cash used in operating activities is due to the increase in our net loss as well as significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses. For the six months ended June 30, 2017, the Company used $649,613 in cash for investing activities, compared to the $295,305 used in the prior year’s period.  These amounts were comprised primarily of capital expenditures for equipment. For the six months ended June 30, 2017, $859,238 was provided by financing activities, compared to the $2,814,937 provided in the prior year’s period. The 2016 amount is primarily comprised of the February rights offering. The 2017 amount is primarily comprised of the exercise of warrants and proceeds from a sale-leaseback, partially offset by the repayment of debt, including the 5% Notes.

As of June 30, 2017, we had $3,345,485 in current assets, including $77,590 in cash, $1,326,549 in accounts receivable and $1,527,802 in inventories. Cash decreased from $1,413,999 as of December 31, 2016, to $77,590 as of June 30, 2017, primarily due to cash used in operations.

As of June 30, 2017, we had total current liabilities of $5,550,890, including accounts payable and accrued expenses of $1,691,546. As of June 30, 2017, we had total non-current liabilities of $4,200,450, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Net cash used in operating activities	$(1,546,034)	$(1,373,535)
Net cash used in investing activities	(649,613)	(295,305)
Net cash provided by financing activities	859,238	2,814,937
Net change in cash and cash equivalents	(1,336,409)	1,146,097
Cash - beginning of period	1,413,999	1,276,687
Cash - end of period	$77,590	$2,422,784

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, the Company hired a new Chief Financial Officer with public company experience. We believe this will help remediate the material weakness identified above.

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

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of August 15, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of August 14, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K filed on April 6, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2017, the Company issued unregistered securities as follows:

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

On April 30, 2017, the Company issued an aggregate of 44,040 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On May 11 2017, the Company issued an aggregate of 3,437,500 shares of Common Stock to three accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchaser represented that they were an “accredited investor” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising. The investor made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

On May 31, 2017, the Company issued an aggregate of 44,020 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On June 30, 2017, the Company issued an aggregate of 106,979 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

On June 30, 2017, the Company issued an aggregate of 627,546 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.098 per share. The shares were issued pursuant to Section 4(a)(2) because the investors had sufficient sophistication and knowledge of the Company and the financing transaction, and the issuance did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: August 14, 2017	By: /s/ Ian Rhodes
Ian Rhodes
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)