Form 10-Q
period 2017-09-30
GlyEco, Inc.
filed 2017-11-14
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Yes ☐  No ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 14, 2017, the registrant had 164,476,257 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash	$181,671	$1,413,999
Cash - restricted	22,435	76,552
Accounts receivable, net	1,561,422	1,096,713
Prepaid expenses	288,133	340,899
Inventories	905,297	644,522
Total current assets	2,958,958	3,572,685

Property, plant and equipment, net	4,072,413	3,657,839

Other Assets
Deposits	436,450	387,035
Goodwill	3,822,583	3,693,083
Other intangible assets, net	2,398,541	2,794,204
Total other assets	6,657,574	6,874,322

Total assets	$13,688,945	$14,104,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,464,156	$961,010
Due to related parties	—	6,191
Contingent acquisition consideration	1,767,458	1,821,575
Notes payable – current portion, net of debt discount	108,575	2,541,178
Capital lease obligations – current portion	365,811	6,838
Total current liabilities	4,706,000	5,336,792

Non-Current Liabilities
Notes payable – non-current portion	2,978,782	2,963,640
Capital lease obligations – non-current portion	1,185,179	3,371
Total non-current liabilities	4,163,961	2,967,011

Total liabilities	8,869,961	8,303,803

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, 300,000,000 shares authorized; $0.0001 par value; 164,415,465 and 126,156,189 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	16,442	12,616
Additional paid-in capital	45,685,287	42,603,490
Accumulated deficit	(40,882,745)	(36,815,063)
Total stockholders’ equity	4,818,984	5,801,043

Total liabilities and stockholders’ equity	$13,688,945	$14,104,846

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$3,284,670	$1,388,980	$8,493,088	$4,145,741
Cost of goods sold	2,876,577	1,282,507	7,468,406	3,968,501
Gross profit	408,093	106,473	1,024,682	177,240

Operating expenses:
Consulting fees	149,233	13,479	368,195	114,902
Share-based compensation	129,707	258,613	361,241	856,848
Salaries and wages	539,651	277,058	1,246,252	816,069
Legal and professional	152,797	50,255	501,528	192,152
Tank remediation	780,000	—	780,000	—
General and administrative	411,966	200,421	1,112,307	736,802
Total operating expenses	2,163,354	799,826	4,369,523	2,716,773

Loss from operations	(1,755,261)	(693,353)	(3,344,841)	(2,539,533)

Other (income) and expenses:
Interest income	—	(108)	—	(326)
Loss on debt extinguishment	146,564	—	146,564	—
Interest expense	154,068	5,761	573,671	17,739
Gain on settlement of note payable	—	—	—	(15,000)
Total other expense, net	300,632	5,653	720,235	2,413

Loss before provision for income taxes	(2,055,893)	(699,006)	(4,065,076)	(2,541,946)

Provision for income taxes	653	85	2,606	6,031

Net loss	$(2,056,546)	$(699,091)	$(4,067,682)	$(2,547,977)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	148,727,226	118,838,577	134,709,077	106,102,370

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2017

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2016	126,156,189	$12,616	$42,603,490	$(36,815,063)	$5,801,043

Share-based compensation	2,652,514	265	360,976	—	361,241

Offering of common shares, net	8,324,212	832	540,947	—	541,779

Notes payable and accrued interest converted into common stock in connection with rights offering	20,309,300	2,031	1,622,712	—	1,624,743

Notes payable and accrued interest converted into common stock	2,754,500	276	220,084	—	220,360

Exercise of warrants	4,218,750	422	337,078	—	337,500

Net loss	—	—	—	(4,067,682)	(4,067,682)

Balance, September 30, 2017	164,415,465	$16,442	$45,685,287	$(40,882,745)	$4,818,984

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016
	(unaudited)	(unaudited)

Net cash flow from operating activities
Net loss	$(4,067,682)	$(2,547,977)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	360,854	193,775
Amortization	395,663	60,622
Share-based compensation expense	361,241	856,848
Amortization of debt discount	205,180	—
Loss on debt extinguishment	146,564	—
Loss on disposal of equipment	28,446	—
Provision for bad debt	65,946	27,264
Gain on settlement of note payable	—	(15,000)
Changes in operating assets and liabilities:
Accounts receivable	(530,655)	122,815
Prepaid expenses	52,766	9,859
Inventories	(260,775)	144,799
Deposits	(49,415)	(5,347)
Accounts payable and accrued expenses	1,588,249	(732,074)
Due to related parties	(6,191)	(34,405)

Net cash used in operating activities	(1,709,809)	(1,918,821)

Cash flows from investing activities
Cash paid for acquisition	(129,500)	(100,000)
Cash-restricted	—	(100,000)
Purchases of property, plant and equipment	(687,219)	(249,698)

Net cash used in investing activities	(816,719)	(449,698)

Cash flows from financing activities
Repayment of notes payable	(1,125,860)	(125,736)
Repayment of capital lease obligations	(159,219)	(8,951)
Proceeds from sale-leaseback	1,700,000	—
Proceeds from exercise of warrants	337,500	—
Proceeds from sale of common stock, net	541,779	2,936,792

Net cash provided by financing activities	1,294,200	2,802,105

Net change in cash	(1,232,328)	433,586

Cash at beginning of the period	1,413,999	1,276,687

Cash at end of the period	$181,671	$1,710,273

Supplemental disclosure of cash flow information
Interest paid during period	$46,549	$17,739
Income taxes paid during period	$2,606	$6,031

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$116,655	$319,856
Acquisition of equipment included in accounts payable	$—	$117,900
Acquisition of equipment with capital lease obligation	$1,700,000	—
Notes payable and accrued interest converted into shares of common stock	$1,845,103	—
Reduction in contingent acquisition liability through restricted cash	$54,117	—

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

Going Concern

The condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, have been prepared assuming that the Company will continue as a going concern. As of September 30, 2017, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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
(3)	Each component of other comprehensive income or loss

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. Prior to the December 2016 acquisitions of WEBA, RS&T and the DOW Assets and through December 31, 2016, the Company operated as one segment. As of January 1, 2017, we have two operating segments, Consumer and Industrial. (See Note 7)

Use of Estimates

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $133,126 and $80,207 as of September 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Intangible Assets

Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. The Company’s management believes there is no impairment of long-lived assets as of September 30, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2017 and 2016 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Net Loss Per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. At September 30, 2017, these potentially dilutive securities included warrants of 5,648,124 and stock options of 4,872,621 for a total of 10,520,745.  At September 30, 2016, these potentially dilutive securities included warrants of 8,266,137 and stock options of 7,935,093 for a total of 16,201,230.

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

NOTE 3 – Inventories

The Company’s total inventories were as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$514,129	$221,088
Work in process	23,903	172,142
Finished goods	367,265	251,292
Total inventories	$905,297	$644,522

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

Although management estimates that certain of the contingent consideration will be paid, it has applied a discount rate to the contingent consideration amounts in determining fair value to represent the risk of these payments not being made. The total acquisition date fair value of the consideration transferred and to be transferred is estimated at approximately $5.1 million, as follows:

Cash payment to the WEBA Sellers at closing	$150,000
Common stock issuance to the WEBA Sellers	562,500
Promissory notes to the WEBA Sellers	2,650,000
Contingent cash consideration to the WEBA Sellers	1,745,023
Total acquisition date fair value	$5,107,523

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$172,950
Accounts receivable	342,151
Loan receivable from RS&T	500,000
Property and equipment	8,720
Customer list	470,000
Intellectual property	880,000
Trade name	390,000
Non complete agreement	835,000
Total identifiable assets acquired	3,598,821
Accounts payable and accrued expenses	190,527
Deferred tax liability	1,030,000
Total liabilities assumed	1,220,527
Total identifiable assets less liabilities assumed	2,378,294
Goodwill	2,729,229

Net assets acquired	$5,107,523

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including WEBA) for the three and nine months ended September 30, 2016 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Total revenues	$1,933,311	$5,711,266
Net loss	$(839,801)	$(2,773,438)

The Company did not incur material acquisition expenses related to the WEBA acquisition.

The components of goodwill and other intangible assets related to the WEBA SPA, along with various other business combinations are as follows:

		Gross Balance at		Net Balance at			Net Balance at
	Estimated	December 31,	Accumulated	December 31,		Accumulated	September 30,
	Useful Life	2016	Amortization	2016	Additions	Amortization	2017
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$(26,296)	$961,204	$—	$(176,109)	$811,391

Non-compete agreements	5 years	1,199,000	(246,000)	953,000	—	(425,850)	773,150

Intellectual property	10 years	880,000	—	880,000	—	(66,000)	814,000

Total intangible assets		$3,066,500	$(272,296)	$2,794,204	$—	$(667,959)	$2,398,541

Goodwill	Indefinite	$3,693,083	$—	$3,693,083	$129,500	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 5 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	September 30,	December 31,
	2017	2016
Machinery and equipment	$4,347,950	$4,154,305
Leasehold improvements	267,421	126,598
Accumulated depreciation	(1,187,815)	(927,909)
	3,427,556	3,352,994
Construction in process	644,857	304,845
Total property, plant and equipment, net	$4,072,413	$3,657,839

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

As of September 30, 2017, the Company had no shares of Preferred Stock outstanding.

Common Stock

As of September 30, 2017, the Company has 164,415,465, $0.0001 par value, shares of common stock (the “Common Stock”) outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of the Common Stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees may elect to receive equity in lieu of cash for all or part of their salary compensation.

During the nine months ended September 30, 2017, the Company issued the following shares of common stock in connection with financing activities:

On August 10, 2017, the Company announced the closing of its rights offering, which expired on August 4, 2017, and raised aggregate gross proceeds of approximately $2.29 million, including $670,000 in cash and $1.6 million in conversion of previously issued 8% notes payable and accrued interest (see Note 8), from the sale of 28.6 million shares of common stock at a price of $0.08 per share. The Company had approximately $0.1 million of costs associated with the offering netted against the cash proceeds. The rights offering was made pursuant to a registration statement on Form S-1 (No. 333-215941) and prospectus on file with the Securities and Exchange Commission. The Company used the net proceeds for general working capital purposes.

The Company also extinguished the remaining 8% promissory notes issued in December 2016 through the conversion of indebtedness into shares of its common stock at a per share price of $0.08 and cash repayment. The Company issued 2,754,500 shares for the conversion of a total of $220,360 in principal and accrued interest and repaid the remaining balance in cash in the full amount of $52,467 of principal and accrued interest. As a result of these transactions, the previously issued 8% notes payable have been extinguished in full.

During the nine months ended September 30, 2017, the Company issued the following shares of common stock for compensation:

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

During the quarter ended September 30, 2017, the Company issued an aggregate of 238,448 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share.

On September 30, 2017, the Company issued an aggregate of 803,480 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.077 per share.

Shares of common stock issued for warrant exercise

During the nine months ended September 30, 2017, the Company issued an aggregate of 4,218,750 shares of Common Stock to accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share.

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s common stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $38,000, as adjusted for forfeitures resulting from directors who have resigned, which will be amortized over the estimated service period. The Company recorded an expense of $11,547 and $50,565 from the amortization of the unvested restricted shares for the nine months ended September 30, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 88.0% volatility and a risk-free interest rate of 1.79%.

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

The initial value of the restricted stock grant was approximately $198,000, which was amortized over the estimated service period. The Company recorded an expense of $17,364 and $20,470 from the amortization of the unvested restricted shares for the nine months ended September 30, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk-free interest rate of 1.34%. In December 2016, the Board of Directors modified the terms of the 1,100,453 shares award in conjunction with the resignation of the President to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which is being amortized over the estimated service period.

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

The initial value of the restricted stock grant was $509,000, which has been amortized over the estimated performance period. The Company recorded the entire value as expense from the amortization of the restricted shares for the year ended December 31, 2016, including $381,586 for the nine months ended September 30, 2016. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk-free interest rate of 0.65%.

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

The initial value of the restricted stock grant was approximately $141,000, which was amortized over the estimated service period. Upon the termination of the then Vice President of Sales and Marketing on April 28, 2017, this grant was terminated and the Company reversed all previous expense and is no longer recording expense related to this award. The Company recorded income of $14,802 from the reversal of previous amortization of the unvested restricted shares for the nine months ended September 30, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk-free interest rate of 1.35%.

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

The initial value of the restricted stock grant was approximately $430,000, which is being amortized over the estimated service period. The Company recorded an expense of $71,818 from the amortization of the unvested restricted shares for the nine months ended September 30, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 98.0% volatility and a risk- free interest rate of 2.00%.

In June 2017, the Board of Directors approved the issuance of 1,000,000 restricted common shares of the Company. The initial value of the restricted stock grant was $72,099, which is being amortized over the estimated service period. These shares will be issued to certain executives upon the Company meeting the following bench marks: 50% will vest when the price per share of the Company’s common stock, based upon a 30-day trading VWAP, is equal to at least $0.20 per share and 50% will vest when the price per share of the Company’s common stock, measured and approved based upon a 30-day trading VWAP, is equal to at least $0.35 per share. The current period expense was $3,004 for the quarter ended September 30, 2017.

During the nine months ended September 30, 2017, the Board of Directors approved the issuance of 2,200,000 restricted common shares of the Company. The initial value of the restricted stock grant was $150,258, which is being amortized over the estimated service period. These shares will be issued to certain executives and employees upon vesting, which will occur when the price per share of the Company’s common stock, measured and approved based upon a 30-day trading VWAP, is equal to at least $0.20 per share. The current period expense was insignificant.

A summary of the Company’s restricted stock awards is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2017	12,691,084	$0.08
Restricted stock granted	3,200,000	0.08
Restricted stock vested	—	—
Restricted stock forfeited	(1,940,680)	0.08

Unvested at September 30, 2017	13,950,404	$0.08

Options and warrants

During the nine months ended September 30, 2017, the Company issued 4,218,750 shares of common stock in connection with the exercise of stock warrants at an exercise price of $0.08 per share for total proceeds of $337,500. During the nine months ended September 30, 2016, the Company did not have any issuances or exercises of stock warrants. The Company recognized $7,500 of expense related to the vesting of outstanding options during the nine months ended September 30, 2017.

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

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended September 30, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate		Total
Sales, net	$1,455,849	$2,076,852	$(248,031)	$		$3,284,670
Cost of goods sold	1,307,099	1,817,509	(248,031)			2,876,577
Gross profit	148,750	259,343	—			408,093

Total operating expenses	713,885	1,144,255	—		305,214	2,163,354

Loss from operations	(565,135)	(884,912)	—		(305,214)	(1,755,261)

Total other expenses	(152,171)	(49,998)	—		(98,463)	(300,632)

Loss before provision for income taxes	$(717,306)	$(934,910)	$—		$(403,677)	$(2,055,893)

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the nine months ended September 30, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$4,701,752	$4,626,034	$(834,698)	$—	$8,493,088
Cost of goods sold	4,092,801	4,210,303	(834,698)	—	7,468,406
Gross profit	608,951	415,731	—		1,024,682

Total operating expenses	1,722,774	1,723,606	—	923,143	4,369,523

Loss from operations	(1,113,823)	(1,307,875)	—	(923,143)	(3,344,841)

Total other expenses	(163,390)	(80,921)	—	(475,924)	(720,235)

Loss before provision for income taxes	$(1,277,213)	$(1,388,796)	$—	$(1,399,067)	$(4,065,076)

NOTE 8 – Notes Payable

Notes payable consist of the following:

	September 30, 2017	December 31, 2016
2017 Secured Note	$110,822	$—
2016 Secured Notes	326,535	396,562
2016 5% Related Party Unsecured Notes	—	1,000,000
2016 8% Related Party Unsecured Notes	—	1,458,256
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	3,087,357	5,504,818
Less current portion	(108,575)	(2,541,178)
Long-term portion of notes payable	$2,978,782	$2,963,640

2017 Secured Note

In July 2017, the Company entered into a secured promissory note with PACCAR Financial (the “2017 Secured Note”). The 2017 Secured Note is collateralized by vehicles. The key terms of the 2017 Secured Note includes: (i) an original principal balance of $116,655, (ii) interest rate of 7.95%, and (iii) term of 5 years.

2016 Secured Notes

In January and April 2016, the Company entered into a secured promissory note with Ascentium Capital. In April 2016, the Company entered into secured promissory notes with Ascentium Capital. In July and September 2016, the Company entered into a secured promissory note with PACCAR Financial. In September 2016, the Company entered into a secured promissory note with PACCAR Financial. In November 2016, the Company entered into secured promissory notes with MHC Financial Services, Inc. (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) an aggregate principal balance of $437,000, (ii) interest rates ranging from 5.8% to 9.0%, and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by vehicles and equipment.

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

8% Notes Issuance

On December 27, 2016, the Company entered into subscription agreements (the “8% Notes Subscription Agreements”) by and between the Company and certain accredited investors. Pursuant to the 8% Notes Subscription Agreements, the Company offered and issued: (i) $1,810,000 in principal amount of 8% Senior Unsecured Promissory Notes (the “8% Notes”); and (ii) warrants (the “Warrants”) to purchase up to 5,656,250 shares of common stock of the Company (the “Common Stock”). The Company received $1,810,000 in gross proceeds from the offering of which $1,760,000 was received in 2016 and $50,000 was accrued as an other current asset at December 31, 2016 and received in 2017. The 8% Notes were scheduled to mature on December 27, 2017 (the “8% Note Maturity Date”). The 8% Notes bore interest at a rate of 8% per annum due on the 8% Note Maturity Date or as otherwise specified by the 8% Note. The Company also incurred $26,872 of issuance costs, which were recorded as a debt discount and were amortized as interest expense through the 8% Note Maturity Date. The Warrants are exercisable for an aggregate of 5,656,250 shares of Common Stock, beginning on December 27, 2016, and will be exercisable for a period of three years. The exercise price with respect to the warrants is $0.08 per share. The exercise price and the amount of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other similar issuances. On August 4, 2017, the Company redeemed $1,550,000 of the 8% Notes through the issuance of common shares of the Company’s stock through the rights offering that closed on August 4, 2017. On August 10, 2017, the Company repaid the remaining $260,000 of 8% Notes through a conversion of debt and the of issuance of common shares of the Company’s stock and cash repayment. See Note 6 for additional information.

The Company allocated the proceeds received to the 8% Notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount was amortized over the life of the 8% Notes to interest expense. Amortization expense during the nine months ended September 30, 2017 was $205,180. On the date the debt was converted into common stock or repaid, the remaining unamortized debt discount was expensed and recorded as a loss on debt extinguishment. The Company recorded $146,564 of loss on debt extinguishment during the three and nine months ended September 30, 2017.

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

	2017	2016
Beginning Balance as of January 1,	$5,123	$2,791
Monies owed to related party for services performed	94,441	73,749
Monies paid	(99,564)	(75,667)
Ending Balance as of September 30, payable (receivable)	$—	$873

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

8% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,810,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,656,250 shares of our common stock. The 8% Notes and warrants were sold to certain officers and directors and their immediate families of the Company as well as Wynnefield Capital, an affiliate of the Company. See Note 8 for additional information.

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. In August 2017, the Company reached a settlement with Encore Petroleum.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible future claims between the parties. As of November 14, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2017, the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. In December 2016, the Company completed an acquisition of certain glycol distillation assets from Union Carbide Corporation at Institute, West Virginia. In order to comply with West Virginia regulations enacted in 2017, the Company has elected to accrue $780,000 for tank remediation. The amount of the accrual is based on various assumptions and estimates and will be periodically reevaluated in light of a variety of future events and contingencies. For example, subsequent to the completion of the tank remediation we expect to have feedstock, which, depending on pricing at the time, may have a value of up to $300,000.

Additionally, the potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. We maintain insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. We are unable to estimate the ultimate cost of remediation due to a number of unknown factors, including, among others potential liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Our management believes that the provision that we have established is reasonable. Our management is exploring and considering a number of alternatives to mitigate the potential impact of this remediation on the Company.

The Company is aware of one environmental remediation issue related to our former leased property in New Jersey, which is currently subject to a remediation stemming from the sale of property by the previous owner in 2008 to the current landlord. To Management’s knowledge, the former landlord has engaged a licensed site remediation professional and had assumed responsibility for this remediation. In our management’s opinion the liability for this remediation is the responsibility of the former landlord. However, the former landlord has disputed this position and it is an open issue subject to negotiation. Currently, we have no knowledge as to the scope of the landlord’s former remediation obligation.

NOTE 12 – Subsequent Events

Recent Stock Issuances

Since October 1, 2017, the Company has issued an aggregate of 60,792 shares of common stock pursuant to the Company’s Equity Incentive Program.

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

Goodwill

As of September 30, 2017, goodwill and net intangible assets recorded on our consolidated balance sheet aggregated to $6,221,124 of which $3,822,583 is goodwill that is not subject to amortization.  We perform an annual impairment review in the fourth quarter of each year. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Share-based Compensation

We use the Black-Scholes-Merton option-pricing model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk- free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. For stock-based awards that vest based on market conditions, expense is recognized on the accelerated attribution method over the derived service period.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of September 30, 2017 and 2016, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2017, and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. In August 2017, the Company reached a settlement with Encore Petroleum.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of November 14, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

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

The Company accrues for potential environmental liabilities in a manner consistent with accounting principles generally accepted in the United States; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. In December 2016, the Company completed an acquisition of certain glycol distillation assets from Union Carbide Corporation at Institute, West Virginia. In order to comply with West Virginia regulations enacted in 2017, the Company has elected to accrue $780,000 for tank remediation. The amount of the accrual is based on various assumptions and estimates and will be periodically reevaluated in light of a variety of future events and contingencies.  For example, subsequent to the completion of the tank remediation we expect to have feedstock, which, depending on pricing at the time, may have a value of up to $300,000.

Additionally, the potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. We maintain insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. We are unable to estimate the  ultimate cost of remediation due to a number of unknown factors, including, among others potential liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Our management believes that the provision that we have established is reasonable. Our management is exploring and considering a number of alternatives to mitigate the potential impact of this remediation on the Company.

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

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales

For the nine-month period ended September 30, 2017, Net Sales were $8,493,088 compared to $4,145,741 for the nine-month period ended September 30, 2016, representing an increase of $4,347,347, or approximately 105%. The increase in Net Sales was due to organic revenue growth of $556,011, or approximately 13%, and $3,791,336 of sales related to the businesses and assets acquired in December 2016. Net Sales, including intersegment sales for the nine-month period ended September 30, 2017, were $4,701,751 and $4,626,034 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the nine-month period ended September 30, 2017, our Cost of Goods Sold was $7,468,406, compared to $3,968,501 for the nine-month period ended September 30, 2016, representing an increase of $3,499,905 or approximately 88%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales as well as approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first two months of the first quarter for infrastructure related capital improvements.

Gross Profit

For the nine-month period ended September 30, 2017, we realized a gross profit of $1,024,682, compared to a gross profit of $177,240 for the nine-month period ended September 30, 2016. Gross profit, including intersegment sales for the nine-month period ended September 30, 2017, was $608,951 and $415,731 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the nine-month period ended September 30, 2017, was approximately 12%, compared to approximately 4% for the nine-month period ended September 30, 2016. Gross profit margin, including intersegment sales for the nine-month period ended September 30, 2017, was 13% and 9% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs. The gross profit margin for the Industrial segment was negatively impacted by approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while the Institute, West Virginia facility was off line during the first two months of the first quarter for infrastructure related capital improvements as well as certain lower margin business. The Company is currently negotiating pricing changes to this lower margin business.

Operating Expenses

For the nine-month period ended September 30, 2017, operating expenses increased to $4,369,523 from $2,716,773 for the nine-month period ended September 30, 2016, representing an increase of $1,652,750, or approximately 61%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Tank remediation, Legal and Professional, and General and Administrative Expenses. Our operating expense ratio for the nine-month period ended September 30, 2017, was approximately 51%, compared to approximately 66% for the nine-month period ended September 30, 2016.

Consulting fees consist of marketing and administrative fees incurred under consulting agreements. Consulting fees increased to $368,195 for the nine-month period ended September 30, 2017, from $114,902 for the nine-month period ended September 30, 2016, representing an increase of $253,293, or 220%. The increase is primarily due to the Company’s use of external specialists to assist with short duration projects.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $361,241 for the nine-month period ended September 30, 2017, from $856,848 for the nine-month period ended September 30, 2016, representing a decrease of $495,607, or 58%. The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016 that was expensed in full during 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $1,246,252 for the nine-month period ended September 30, 2017, from $816,069 for the nine-month period ended September 30, 2016, representing an increase of $430,183 or 53%.  The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2016 and 2017 as well as additional employees related to the businesses and assets acquired in late December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the nine-month period ended September 30, 2017, Legal and Professional Fees increased to $501,528 from $192,152 for the nine-month period ended September 30, 2016, representing an increase of $309,376 or approximately 161%. The increase is primarily related to work performed that was related to the businesses and assets acquired in late December 2016 as well as other special projects in 2017.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the nine-month period ended September 30, 2017, G&A Expenses increased to $1,112,307 from $736,802 for the nine-month period ended September 30, 2016, representing an increase of $375,505, or approximately 51%.  The increase is due to additional depreciation and amortization of $321,541 related to the property and equipment and intangible assets acquired in late December 2016.

Other Income and Expenses

For the nine-month period ended September 30, 2017, Other Income and Expenses was an expense of $720,235 compared to an expense of $2,413 for the nine-month period ended September 30, 2016, representing a change of $717,822. Other Income and Expenses consist of Interest Income and Interest Expense. The change was primarily due to interest expense associated with the debt issued in late December 2016 as well as accelerated interest expense as a result of the repayment and conversion of notes payable which was classified as loss on debt extinguishment.

Adjusted EBITDA

Presented below is the non-GAAP financial measure representing earnings before interest, taxes, depreciation, amortization and stock-based compensation (which we refer to as “Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income (loss) and cash flows from operations calculated in accordance with GAAP.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Nine Months Ended September 30,
	2017	2016
Net loss	$(4,067,682)	$(2,547,977)

Interest expense, net	573,671	17,413
Loss on debt extinguishment	146,564	—
Tank remediation (1)	780,000	—
Gain on settlement of note payable	—	(15,000)
Income tax expense	2,606	6,031
Depreciation and amortization	756,517	254,397
Share-based compensation	361,241	856,848
Adjusted EBITDA	$(1,447,083)	$(1,428,288)

(1)	This is an expected one-time expense related to estimated equipment remediation efforts to comply with new West Virginia regulations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales

For the three-month period ended September 30, 2017, Net Sales were $3,284,670 compared to $1,388,980 for the three-month period ended September 30, 2016, representing an increase of $1,895,690, or approximately 136%. The increase in Net Sales was due to organic revenue growth of $66,869, or approximately 4%, and $1,828,821 of sales related to the businesses and assets acquired in December 2016. Net Sales, including intersegment sales for the three-month period ended September 30, 2017, were $1,455,849 and $2,076,852 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three-month period ended September 30, 2017, our Costs of Goods Sold was $2,876,577, compared to $1,282,507 for the three-month period ended September 30, 2016, representing an increase of $1,594,070, or approximately 124%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales.

Gross Profit

For the three-month period ended September 30, 2017, we realized a gross profit of $408,093, compared to a gross profit of $106,473 for the three-month period ended September 30, 2016. Gross profit, including intersegment sales for the three-month period ended September 30, 2017, was $148,750 and $259,343 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three-month period ended September 30, 2017, was approximately 12%, compared to approximately 8% for the three-month period ended September 30, 2016. Gross profit margin, including intersegment sales for the three-month period ended September 30, 2017, was 10% and 12% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs. The gross profit margin for the Industrial segment was negatively impacted by certain lower margin business. The Company is currently negotiating pricing changes to this lower margin business.

Operating Expenses

For the three-month period ended September 30, 2017, operating expenses increased to $2,163,354 from $799,826 for the three-month period ended September 30, 2016, representing an increase of $1,363,528, or approximately 170%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Tank Remediation, Legal and Professional, and General and Administrative Expenses. Our operating expense ratio for the three-month period ended September 30, 2017, was approximately 66%, compared to approximately 58% for the three-month period ended September 30, 2016.

Consulting Fees consist of marketing, administrative and management fees incurred under consulting agreements. Consulting fees increased to $149,233 for the three-month period ended September 30, 2017, from $13,479 for the three-month period ended September 30, 2016, representing an increase of $135,754, or 1,007%. The increase is primarily due to the Company’s use of external specialists to assist with short duration projects.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $129,707 for the three-month period ended September 30, 2017, from $258,613 for the three-month period ended September 30, 2016, representing a decrease of $128,906, or 50%.  The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $539,651 for the three-month period ended September 30, 2017, from $277,058 for the three-month period ended September 30, 2016, representing an increase of $262,593 or 95%. The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2016 and 2017 as well as additional employees related to the businesses and assets acquired in late December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended September 30, 2017, Legal and Professional Fees increased to $152,797 from $50,255 for the three-month period ended September 30, 2016, representing an increase of $102,542. The increase is primarily related to work performed in connection with the businesses and assets acquired in late December 2016 as well as other special projects.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended September 30, 2017, G&A Expenses increased to $411,966 from $200,421 for the three-month period ended September 30, 2016, representing an increase of $211,545, or approximately 106%.  The increase is due to additional depreciation and amortization of $131,888 related to the property and equipment and intangible assets acquired in late December 2016.

Other Income and Expenses

For the three-month period ended September 30, 2017, Other Income and Expenses was an expense of $300,632 compared to an expense of $5,653 for the three-month period ended September 30, 2016, representing a change of $294,979. Other Income and Expenses consist of Interest Income and Interest Expense. The change was primarily due to interest expense associated with the debt issued in late December 2016 as well as accelerated interest expense as a result of repayment and conversion of notes payable.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended September 30,
	2017	2016
Net loss	$(2,056,546)	$(699,091)

Interest expense, net	154,068	5,653
Loss on debt extinguishment	146,564	—
Tank remediation (1)	780,000
Income tax expense	653	85
Depreciation and amortization	259,130	98,628
Share-based compensation	129,707	258,613
Adjusted EBITDA	$(586,424)	$(336,112)

(1)	This is an expected one-time expense related to estimated equipment remediation efforts to comply with new West Virginia regulations

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

For the nine months ended September 30, 2017 and 2016, net cash used in operating activities was $1,709,809 and $1,918,821, respectively. The increase in cash used in operating activities is due to the increase in our net loss as well as significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses. For the nine months ended September 30, 2017, the Company used $816,719 in cash for investing activities, compared to the $449,698 used in the prior year’s period.   These amounts were comprised primarily of capital expenditures for equipment. For the nine months ended September 30, 2017 and 2016, we received $1,294,200 and $2,802,105, respectively, in cash from financing activities. The 2016 amount is primarily comprised of the February rights offering. The 2017 amount is primarily comprised of the exercise of warrants and proceeds from a sale-leaseback, partially offset by the repayment of debt, including the 5% Notes as well as our 2017 rights offering.

As of September 30, 2017, we had $2,958,958 in current assets, including $181,671 in cash, $1,561,422 in accounts receivable and $905,297 in inventories. Cash decreased from $1,413,999 as of December 31, 2016, to $181,671 as of September 30, 2017, primarily due to cash used in operations.

As of September 30, 2017, we had total current liabilities of $4,706,000 consisting primarily of accounts payable and accrued expenses of $2,464,156. As of September 30, 2017, we had total non-current liabilities of $4,136,961, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2017, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The table below sets forth certain information about the Company’s liquidity and capital resources for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash used in operating activities	$(1,709,809)	$(1,918,821)
Net cash used in investing activities	(816,719)	(449,698)
Net cash provided by financing activities	1,294,200	2,802,105
Net change in cash and cash equivalents	(1,232,328)	433,586
Cash - beginning of period	1,413,999	1,276,687
Cash - end of period	$181,671	$1,710,273

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of September 30, 2017, our disclosure controls and procedures were not effective, based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), version 2013.

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

On March 22, 2016, Acquisition Sub. #4 filed a civil action against Encore Petroleum, LLC in the Superior Court of New Jersey Law Division, Hudson County. This civil action relates to an outstanding balance due from Encore Petroleum to Acquisition Sub. #4. In August 2017, the Company reached a settlement with Encore Petroleum.

The Company is also aware of one matter that involves an alleged claim against the Company, and it is at least reasonably possible that the claim will be pursued. The claim involves contracts with our former director and his related entities that provided services and was our landlord for the Company’s former processing facility in New Jersey. In this matter, the landlord of the Company’s formerly leased property claims back rent is due for property used by the Company outside of the scope of its lease agreement. During the quarter ended March 31, 2015, the former landlord denied the Company access to the New Jersey facility and prepared an eviction notice. The Company negotiated a payment in the amount of $250,000 to regain access to the facility, and reached an accord to negotiate with the landlord to resolve the outstanding issues by May 31, 2015. On December 28, 2015, the Company ultimately approved the termination of the lease agreements related to the New Jersey facility, thereby ceasing all operations at that particular facility. This termination was prompted by the former landlord’s demand for payment of approximately $2.3 million to maintain access to the facility. In September 2016, the Company reached an agreement with the landlord. The agreement required the Company to resolve certain environmental issues regarding the former processing facility and make certain payments to the landlord. The Company, the landlord and their related entities also agreed to a full and final settlement of existing and possible futures claims between the parties. As of November 14, 2017, the Company believes it has addressed the environmental issues by removing and disposing of the waste from the facility and cleaning the storage tanks. Additionally, as of November 14, 2017 the Company has paid in full the agreed upon $335,000 payment to the landlord.

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K filed on April 6, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2017, the Company issued unregistered securities as follows:

On January 31, 2017, the Company issued an aggregate of 38,401 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On February 13, 2017, the Company issued an aggregate of 160,000 shares of Common Stock to two employees of the Company at a price of $0.125 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted.

On February 28, 2017, the Company issued an aggregate of 38,301 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On March 31, 2017, the Company issued an aggregate of 38,801 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On March 31, 2017, the Company issued an aggregate of 512,498 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale.

On April 30, 2017, the Company issued an aggregate of 44,040 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On May 11, 2017, the Company issued an aggregate of 3,437,500 shares of Common Stock to three employees in connection with the exercise of warrants at an exercise price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On May 31, 2017, the Company issued an aggregate of 44,020 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On June 30, 2017, the Company issued an aggregate of 106,979 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.

On June 30, 2017, the Company issued an aggregate of 627,546 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.098 per share. The shares were issued pursuant to Section 4(a)(2) because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On July 31, 2017, the Company issued an aggregate of 78,973 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 10, 2017, the Company issued an aggregate of 28,633,511 shares of Common Stock to fourteen accredited investors in connection with the Company’s rights offering at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2). The investors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 10, 2017, the Company issued an aggregate of 781,250 shares of Common Stock to four investors in connection with the exercise of warrants at an exercise price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) because the warrants exercise did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 23, 2017, the Company issued an aggregate of 2,754,501 shares of Common Stock to three accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2). The investors each made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 30, 2017, the Company issued an aggregate of 79,686 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.

On September 30, 2017, the Company issued an aggregate of 79,789 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.

On September 30, 2017, the Company issued an aggregate of 803,480 shares of Common Stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $0.077 per share. The shares were issued pursuant to Section 4(a)(2) because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: November 14, 2017	By: /s/ Ian Rhodes
Ian Rhodes
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)