Form 10-K
period 2017-12-31
GlyEco, Inc.
filed 2018-04-02
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, 76,640,145 shares of its common stock, par value $0.0001 per share (the “Common Stock”), were held by non-affiliates of the registrant.  The aggregate market value of those shares was $6,131,212 based on the closing sale price of $0.08 on such date as reported on the OTC Markets system. Shares held by executive officers, directors, and persons then owning directly or indirectly more than 10% of the outstanding Common Stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 30, 2018, the registrant had 165,438,061 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Annual Report by reference, if any. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission. Also note that we include in this Annual Report a cautionary discussion of risks, uncertainties, and assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

PART I

When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Cautionary Note Regarding Forward-Looking Statements” included in the beginning of this Annual Report.

Item 1. Business

Unless otherwise noted, terms such as the “Company,” “GlyEco,” “we,” “us,” “our” and similar terms refer to GlyEco, Inc., a Nevada corporation, and its subsidiaries, unless otherwise specified.

Corporate History

GlyEco, Inc. (“GlyEco” or the “Company”) is a Nevada corporation, with its principal executive offices located at 230 Gill Way, Rock Hill, South Carolina 29730.  GlyEco was formed in the State of Nevada on October 21, 2011. On that same date, the Company became a wholly-owned subsidiary of Environmental Credits, Inc., a Delaware corporation (“ECVL”). On November 21, 2011, ECVL was merged into its wholly-owned subsidiary, GlyEco (the “Reincorporation”). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017, the Company purchased an additional 2.9% of RS&T (for a total percentage ownership of 99.8% of RS&T).

Description of Business Activity

GlyEco is a developer, manufacturer and distributor of performance fluids for the automotive, commercial and industrial markets. We specialize in coolants, additives and complementary fluids. We believe our vertically integrated approach, which includes formulating products, acquiring feedstock, managing facility construction and upgrades, operating facilities, and distributing products through our fleet of trucks, positions us to serve our key markets and enables us to capture incremental revenue and margin throughout the process. Our network of facilities, develop, manufacture and distribute high quality products that meet or exceed industry quality standards, including a wide spectrum of ready to use antifreezes and additive packages for the antifreeze/coolant, gas patch coolants and heat transfer fluid industries, throughout North America.

Prior to our acquisitions of WEBA, RS&T and the Dow Assets in December 2016, the Company operated in only one business segment, the Consumer segment. Effective as of January 1, 2017, GlyEco conducts its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of ASTM (American Society for Testing Materials) grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

Consumer Segment

Our Consumer segment has processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. We estimate that the monthly processing capacity of our facilities with distillation equipment is approximately 90,000 gallons of ready to use finished products. We have invested significant time and money into increasing the capacity and actual production of our facilities. Our processing and distribution centers utilize a fleet of trucks to deliver glycol products directly to retail end users at their storefronts, which is typically 50-100 gallons per customer order and to collect waste material for processing at our facilities. Collectively, we directly service approximately 5,000 customers. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze.

We have deployed our technology and processes across our six processing and distribution centers, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A Program”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service.

Our Consumer segment product offerings include:

•	Antifreeze/Coolant - We formulate several antifreeze products to meet ASTM and/or Original Equipment Manufacturers (“OEM”) manufacturer specifications for engine coolants. In addition, we custom blend antifreeze to customer specifications.
•	Heating, Ventilation and Air Conditioning (“HVAC”) Fluids - We formulate HVAC coolants to meet ASTM and/or OEM manufacturer specifications for HVAC fluids. In addition, we custom blend HVAC coolants to customer specifications.
•	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing and distribution centers for recycling or in some cases to be safely disposed.

We currently sell and deliver all of our products in bulk containers (55 gallon barrels, 250 gallon totes, etc.) or variable metered bulk quantities.

We began developing new methods for recycling glycols in 1999. We recognized a need in the market to improve the quality of recycled glycol being returned to retail customers. In addition, we believed through process technology, systems, and footprint we could clean more types of waste glycol in a more cost-efficient manner. Each type of industrial waste glycol contains a different list of impurities which traditional waste antifreeze processing does not clean effectively. Additionally, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

Our patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A Program seeks to ensure consistently high quality, ASTM (American Society for Testing and Materials) standard compliant recycled material. We believe our products are trusted in all vehicle makes and models and regional fleet and by local and national auto retailers. Our QC&A Program is managed and supported by dedicated process and chemical engineering staff and requires periodic onsite field audits, and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business, and RS&T, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA's METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD® additive packages cover the entire range of coolant types from basic green conventional to the newest extended life OAT antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD® heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as all-organic (OAT) inhibitors for specific pH range and aluminum system requirements.

All of the METALGUARD® products are tested at our in-house laboratory facility and by third-party laboratories to assure conformance. We use the standards set by the American Society of Testing Materials (“ASTM”) for all of our products. All of our products pass the most current ASTM standards and testing for each type of product. Our manufacturing facility conforms to the highest levels of process quality control including ISO 9001 certification.

RS&T operates a glycol re-distillation plant in West Virginia, which produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. We believe it is one of the largest glycol re-distillation plants in North America, with production capacity of approximately 1.5 million gallons per month of concentrated ethylene glycol. The facility, located at the Dow Institute Site at Institute, West Virginia, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based and other products where we can be an efficiency leader, providing value added products as a low cost manufacturer. To deliver value to all of our stakeholders we: develop, manufacture and deliver value-added niche or specialty products, deliver high quality products which meet or exceed industry standards, provide white-glove, proactive customer service, effectively manage costs as a low cost manufacturer, operate a dependable low cost distribution network, leverage technology and innovation throughout our company and are eco-friendly.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets. Our manufacturing operations produce high quality products while effectively managing costs by recycling at high capacity and high up time, driving down raw material costs with focused feedstock streams management and using technology and data to manage our business in real-time. Our distribution operations provide dependable service at a low cost by effectively using know how, technology and data. We leverage technology and innovation to develop a recognized brand and operate certified laboratories and well supported research and development activities. In addition, we focus on internal and external training programs and we are eco-friendly with the products we offer and the way we operate our businesses.

Our Industry

Background on Glycol

Glycols are man-made liquid chemicals derived from natural gas and crude oil - non-renewable and limited natural resources. Glycols are used as a base chemical component in industries such as:

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

During use in these industries, glycol becomes contaminated with impurities. Impurities in waste glycol vary depending on the industry source, with each waste stream containing different amounts of water, glycols, dirt, metals, and oils. Most waste glycol is landfilled, sent to waste water treatment, released to surface water, or disposed of improperly, wasting an important natural resource and causing a negative effect on our environment. Because of the rapid biodegradability of glycol, the U.S. Environmental Protection Agency (“EPA”) allows disposal by “release to surface waters.” However, when glycols break down in water they deplete oxygen levels, which kill fish and other aquatic life. Exposure to ethylene glycol can be hazardous and may cause death for humans, animals, birds, fish, and plants.

There are different types of glycol, including propylene glycol and ethylene glycol. Through the use of our technology and assets, we generally focus on ethylene glycol but can work with any type of glycol. Virgin ethylene glycol is produced in petrochemical plants using the ethane/ethylene extracted from natural gas or cracked from crude oil in refineries. Ethylene is oxidized in these petrochemical plants to ethylene oxide, which is then hydrated to form ethylene glycol. Glycols are also used in other applications such as paints and coatings, but these uses do not produce waste glycol, thus are not relevant to our business.

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

Glycol Recycling Standards

ASTM, OEM and various states have developed guidelines and regulations that govern the quality of virgin and recycled glycol. ASTM is recognized as the independent leader in creating standards for the composition of antifreeze and other glycol-based products. ASTM sets both performance standards (e.g. specifications for engine coolant used in light- and heavy-duty automobiles) and general purity standards. OEMs set particular standards for the individual needs and preferences for the vehicles/equipment they each manufacture.

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

Other competitors include refinery grade glycol manufacturers (e.g. MEGlobal and Huntsman), antifreeze producers (e.g. Prestone and Old World), antifreeze distributors (e.g. Nexeo and Brenntag), waste collectors and recyclers (e.g. Safety Kleen and Heritage-Crystal Clean).

Suppliers

We purchase raw materials, including waste glycol, from multiple sources of supply primarily in the United States.

We conduct business with a number of waste glycol generators, including specialty chemical companies, as well as waste collectors that have varied operations in solid, hazardous, special, and liquid waste. In connection with business conducted in our Consumer segment, we collect waste glycol directly from approximately 5,000 generators, such as oil change service stations, automotive and heavy equipment repair shops, automotive dealerships, vehicle fleet operations, plastic bottle manufacturers, virgin glycol refineries, and other companies that generate waste glycol. We also receive waste glycol from waste collectors that act as a “one-stop shop” for companies generating a variety of waste including oil, glycol, solvents, and solid waste. At our processing and distribution centers, we receive the majority of our waste glycol from waste generators, with the balance coming from waste collectors. We normally collect waste glycol from waste generators in volumes between 50 and 100 gallons. We also receive waste glycol in bulk loads by trucks and railcars from waste collectors and generators. Depending on the type of waste glycol and the chemical composition of that glycol, we may pay the collector/generators to take the material, take it for free, or pay for the material.

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

We also conduct interstate motor carrier operations that are subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), a unit within the United States Department of Transportation, (“USDOT”). The FMCSA publishes and enforces comprehensive trucking safety regulations, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service. Another unit within USDOT publishes and enforces regulations regarding the transportation of hazardous materials, but our interstate motor carrier operations are not typically regulated as hazardous materials at this time.

In addition to taking the necessary precautions and maintaining the required permits/licenses, glycol recyclers generally purchase environmental liability insurance policies to mitigate risks associated with the handling of waste glycol. We believe we have the appropriate permits, licenses, and insurance policies in place to mitigate risks stemming from the actions of our employees or third parties.

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

Intellectual Property

On March 15, 2013, we filed a utility patent application for our GlyEco Technology™ processes with the United States Patent and Trademark Office (“USPTO”) claiming priority to the provisional patent application that we filed in August 2012. This utility patent application was approved and issued by the USPTO on September 29, 2015. We maintain and use several service marks including “GlyEco®”, “Innovative Green Chemistry®”, “GlyEco Certified®”, “GlyEco Technology” and “METALGUARD”. In addition, we have developed a website and have registered www.glyeco.com as our domain name, which contains information we do not desire to incorporate by reference herein.

Employees

As of March 30, 2018, we have a total of 51 employees, including 49 full-time employees. We believe that we have good relations with all of our employees.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include disclosure under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 230 Gill Way, Rock Hill, SC 29730. Our telephone number is (866) 960-1539.

Our Consumer segment has six processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minnesota, Florida, South Carolina and South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. The Indiana and Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers.

Our Industrial segment includes our subsidiary, RS&T. RS&T operates our glycol re-distillation plant located in Institute, West Virginia, which processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

Our Minnesota facility leases approximately 9,600 square feet of property located at 796 29th Avenue SE, Minneapolis, MN 55414. The monthly base rent for this location is currently $3,560. The base rent will gradually increase until the lease term expires on March 31, 2021.

Our Indiana facility leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $4,500. The base rent will gradually increase until the lease term expires on December 31, 2018.

Our Florida facility leases approximately 4,200 square feet of property located at 4302 Holden Road, Lakeland, FL 33811. The monthly base rent for this location is $2,675. The lease term expires on August 31, 2018.

Our South Carolina facility leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $4,698. The base rent will gradually increase until the lease term expires on October 1, 2023. Our South Carolina facility also leases approximately 3,500 square feet of property located at 1500 Farmer Road, Suite G-1, Conyers, GA 30012. The monthly base rent for this location is currently $1,183. The base rent will gradually increase until the lease term expires on January 31, 2019.

Our South Dakota facility leases approximately 7,200 square feet of property located at 46958 Mindy Street, Tea, SD 57064. The monthly base rent for this location is $3,060. The base rent will gradually increase until the lease term expires on July 31, 2027.

Our Maryland facility leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $4,600. The lease term expired on December 31, 2016 and the property is currently being rented on a month to month basis.

Our Louisiana facility leases approximately 1,380 square feet of property located at 14141 Airline Highway, Building 2, Suite E, Baton Rouge, Louisiana 70817. The monthly base rent for this location is currently $818. The lease term expires on March 31, 2020.

Our West Virginia facility leases approximately 15 acres of property located in Institute, WV. The monthly base rent for this location is currently $3,125 and increases to $6,500 at the beginning of 2018 and increases to $12,500 at the beginning of 2019 on a per month basis. The lease term expires December 27, 2021.

We believe that our existing consumer facilities are adequate to meet our current business needs and that additional space will be available, if needed, on commercially reasonable terms for the foreseeable future.

Item 3. Legal Proceedings

The Company may be party to legal proceedings in the ordinary course of business from time to time. Litigation is subject to inherent uncertainties, and an adverse result in a legal proceeding could arise that may harm our business. Below is an overview of a pending legal proceeding in which an adverse result could have a material adverse effect on our business and results of operations.

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company believes it has paid PSP Falcon in full for the services rendered and, therefore, no outstanding balance remains due. Accordingly, the Company plans to vigorously defend itself from this claim.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTC Pink Sheets under the symbol “GLYE.”

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock for each fiscal quarter for the two most recent fiscal years as reported by the OTC Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2016
1st Quarter	$0.14	$0.08
2nd Quarter	$0.14	$0.09
3rd Quarter	$0.14	$0.09
4th Quarter	$0.11	$0.05

2017
1st Quarter	$0.48	$0.10
2nd Quarter	$0.14	$0.06
3rd Quarter	$0.09	$0.06
4th Quarter	$0.09	$0.05

As of March 30, 2018, the closing sale price for our Common Stock as quoted on the OTC Pink Sheets system was $0.05. As of March 30, 2018, there were 165,438,061 shares of Common Stock outstanding and approximately 983 shareholders of record for our Common Stock. This does not include shareholders holding Common Stock in street name in brokerage accounts.

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

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” for information required by this Item 5.

Recent Sales of Unregistered Securities

The Company issued the following unregistered securities during the fiscal year ended December 31, 2017, some of which were issued pursuant to the Company’s Equity Incentive Program, a program approved by the Company's Board of Directors on December 18, 2014, pursuant to which the Company’s employees can elect to receive equity in lieu of cash for all or part of their salary compensation (the “Equity Incentive Program”):

On January 31, 2017, the Company issued an aggregate of 38,401 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On February 13, 2017, the Company issued an aggregate of 160,000 shares of Common Stock to two employees of the Company at a price of $0.125 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted.

On February 28, 2017, the Company issued an aggregate of 38,301 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On March 31, 2017, the Company issued an aggregate of 38,801 shares of Common Stock to fourteen employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On March 31, 2017, the Company issued an aggregate of 512,498 shares of Common Stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $0.12 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On April 30, 2017, the Company issued an aggregate of 44,040 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On May 11, 2017, the Company issued an aggregate of 3,437,500 shares of Common Stock to a warrant holder in connection with the exercise of warrants at an exercise price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the warrant holder had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising.

On May 31, 2017, the Company issued an aggregate of 44,020 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On June 30, 2017, the Company issued an aggregate of 106,979 shares of Common Stock to nine employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.10 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On June 30, 2017, the Company issued an aggregate of 627,546 shares of Common Stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $0.098 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On July 31, 2017, the Company issued an aggregate of 78,973 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 10, 2017, the Company issued an aggregate of 781,250 shares of Common Stock to four investors in connection with the conversion of convertible notes at a conversion price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the issuance of the convertible notes and underlying shares of Common Stock did not involve any form of general solicitation or general advertising. The investors made investment representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On August 30, 2017, the Company issued an aggregate of 79,686 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On September 30, 2017, the Company issued an aggregate of 79,789 shares of Common Stock to twelve employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.08 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On September 30, 2017, the Company issued an aggregate of 803,930 shares of Common Stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $0.077 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On October 31, 2017, the Company issued an aggregate of 60,342 shares of Common Stock to ten employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.09 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.

The shares of Common Stock issued are restricted.

On November 30, 2017, the Company issued an aggregate of 60,386 shares of Common Stock to ten employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.09 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On December 31, 2017, the Company issued an aggregate of 60,408 shares of Common Stock to ten employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $0.09 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

On December 31, 2017, the Company issued an aggregate of 691,010 shares of Common Stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $0.089 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of Common Stock issued are restricted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2017 and 2016 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

GlyEco is a developer, manufacturer and distributor of performance fluids for the automotive, commercial and industrial markets. We specialize in coolants, additives and complementary fluids. We believe our vertically integrated approach, which includes formulating products, acquiring feedstock, managing facility construction and upgrades, operating facilities, and distributing products through our fleet of trucks, positions us to serve our key markets and enables us to capture incremental revenue and margin throughout the process. Our network of facilities, develop, manufacture and distribute high quality products that meet or exceed industry quality standards, including a wide spectrum of ready to use antifreezes and additive packages for the antifreeze/coolant, gas patch coolants and heat transfer fluid industries, throughout North America.

Prior to our acquisitions of WEBA, RS&T and the Dow Assets in December 2016, the Company operated in only one business segment, the Consumer segment. Effective as of January 1, 2017, GlyEco conducts its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of ASTM grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

Consumer segment

 Our Consumer segment has processing and distribution centers located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South Carolina, (5) Tea, South Dakota, and (6) Landover, Maryland. The Minneapolis, Minnesota, Lakeland, Florida, Rock Hill, South Carolina and Tea, South Dakota facilities have distillation equipment and operations for recycling waste glycol streams as well as blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers, while the Indianapolis, Indiana and Landover, Maryland facilities currently only have blending equipment and operations for mixing glycol and other chemicals to produce finished products for sale to third party customers. We estimate that the monthly processing capacity of our facilities with distillation equipment is approximately 90,000 gallons of ready to use finished products. We have invested significant time and money into increasing the capacity and actual production of our facilities. Our processing and distribution centers utilize a fleet of trucks to deliver glycol products directly to retail end users at their storefronts, which is typically 50-100 gallons per customer order and to collect waste material for processing at our facilities. Collectively, we directly service approximately 5,000 customers. To meet the delivery volume needs of our existing customers, we supplement our collected and processed glycol with new or virgin glycol that we purchase in bulk from various suppliers. In addition to our retail end users, we also sell our recycled products to wholesale or bulk distributors who, in turn, sell to retail end users specifically as automotive or specialty blended antifreeze.

We have deployed our technology and processes across our six processing and distribution centers, allowing for safe and efficient handling of waste streams, application of our processing technology and Quality Control & Assurance Program (“QC&A Program”), sales of high-quality glycol products, and data systems allowing for tracking, training, and further development of our products and service.

Our Consumer segment product offerings include:

•	Antifreeze/Coolant - We formulate several antifreeze products to meet ASTM and/or Original Equipment Manufacturers (“OEM”) manufacturer specifications for engine coolants. In addition, we custom blend antifreeze to customer specifications.
•	Heating, Ventilation and Air Conditioning (“HVAC”) Fluids - We formulate HVAC coolant to meet ASTM and/or OEM manufacturer specifications for HVAC fluids. In addition, we custom blend HVAC coolants to customer specifications.
•	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing and distribution centers for recycling or in some cases to be safely disposed.

We currently sell and deliver all of our products in bulk containers (55 gallon barrels, 250 gallon totes, etc.) or variable metered bulk quantities.

We began developing new methods for recycling glycols in 1999. We recognized a need in the market to improve the quality of recycled glycol being returned to retail customers. In addition, we believed through process technology, systems, and footprint we could clean more types of waste glycol in a more cost-efficient manner. Each type of industrial waste glycol contains a different list of impurities which traditional waste antifreeze processing does not clean effectively. Additionally, many of the contaminants left behind using these processes - such as esters, organic acids and high dissolved solids - leave the recycled material risky to use in vehicles or machinery.

Our patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A Program seeks to ensure consistently high quality, ASTM standard compliant recycled material.

We believe our products are trusted in all vehicle makes and models and regional fleet and by local and national auto retailers. Our QC&A Program is managed and supported by dedicated process and chemical engineering staff and requires periodic onsite field audits and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business and RS&T, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA's METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD® additive packages cover the entire range of coolant types from basic green conventional to the newest extended life OAT antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD® heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as all-organic (OAT) inhibitors for specific pH range and aluminum system requirements.

All of the METALGUARD® products are tested at our in-house laboratory facility and by third-party laboratories to assure conformance. We use the standards set by the ASTM (American Society of Testing Materials) for all of our products. All of our products pass the most current ASTM standards and testing for each type of product. Our manufacturing facility conforms to the highest levels of process quality control including ISO 9001 certification.

RS&T operates a glycol re-distillation plant in West Virginia, which produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. We believe it is one of the largest glycol re-distillation plants in North America, with production capacity of approximately 1.5 million gallons per month of concentrated ethylene glycol. The RS&T facility, located at the Dow Institute Site at Institute, West Virginia, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based and other products where we can be an efficiency leader providing value added products. To deliver value to all of our stakeholders we: develop, manufacture and deliver value-added niche or specialty products, deliver high quality products which meet or exceed industry standards, provide white glove, proactive customer service, effectively manage costs as a low cost manufacturer, operate a dependable low cost distribution network, leverage technology and innovation throughout our company and are eco-friendly.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets. Our manufacturing operations produce high quality products while effectively managing costs by recycling at high capacity and high up time, driving down raw material costs with focused feedstock streams management and using technology and data to manage our business in real-time. Our distribution operations provide dependable service at a low cost by effectively using know how, technology and data. We leverage technology and innovation to develop a recognized brand and operate certified laboratories and well supported research and development activities. We focus on internal and external training programs. We are also eco-friendly with the products we offer and the way we operate our businesses.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales

For the year ended December 31, 2017, Net Sales were $12,072,686 compared to $5,591,087 for the year ended December 31, 2016, representing an increase of $6,481,599 or 116%. The increase in Net Sales was due to organic revenue growth of $674,692, or approximately 12%, and $5,806,907 of sales related to the businesses and assets acquired in December 2016. Net Sales, excluding intersegment sales for the year ended December 31, 2017, were $6,265,779 and $5,806,907 for the Consumer and Industrial segments, respectively, for the year ended December 31, 2017.

Cost of Goods Sold

For the year ended December 31, 2017, our Costs of Good Sold was $10,444,573 compared to $5,283,054 for the year ended December 31, 2016, representing an increase of $5,161,519, or approximately 98%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in Net Sales as well as approximately $200,000 of production costs that were not fully absorbed into inventory, but rather expensed as incurred while our West Virginia facility was not operational during the first two months of fiscal year 2017 for infrastructure related capital improvements.

Gross Profit

For the year ended December 31, 2017, we realized a gross profit of $1,628,113 compared to a gross profit of $308,033 for the year ended December 31, 2016. Gross profit, excluding intersegment sales, for the year ended December 31, 2017 was $742,947 and $885,166 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the year ended December 31, 2017 was approximately 13% compared to approximately 6% for the year ended December 31, 2016. Gross profit margin, excluding intersegment sales for the year ended December 31, 2017, was 12% and 13% for the Consumer and Industrial segments, respectively, for the year ended December 31, 2017. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs.

Operating Expenses

For the year ended December 31, 2017, Operating Expenses increased to $5,963,734 from $3,492,475 for the year ended December 31, 2016, representing an increase of $2,471,259, or approximately 71%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Tank Remediation, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the year ended December 31, 2017 was approximately 49% compared to approximately 62% for the year ended December 31, 2016.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees increased to $416,445 for the year ended December 31, 2017 from $129,752 for the year ended December 31, 2016, representing an increase of $286,693, or approximately 221%.  The increase is primarily due to the Company’s use of external specialists to assist with short duration projects and the implementation of our ERP software.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $523,613 for the year ended December 31, 2017 from $1,064,086 for the year ended December 31, 2016, representing a decrease of $540,473, or 51%. The decrease is due to a market vesting based stock grant to the Company’s Board of Directors in 2016 that was expensed in full during 2016.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $1,855,713 for the year ended December 31, 2017 from $1,094,465 for the year ended December 31, 2016, representing an increase of $761,248 or 70%.  The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2016 and 2017, as well as additional employees related to the businesses and assets acquired in December 2016.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the year ended December 31, 2017, Legal and Professional Fees increased to $901,339 from $274,824 for the year ended December 31, 2016, representing an increase of $626,515 or approximately 228%. The increase is primarily related to work performed that was related to the businesses and assets acquired in December 2016, as well as other special projects in 2017.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the year ended December 31, 2017, G&A Expenses increased to $1,486,624 from $929,348 for the year ended December 31, 2016, representing an increase of $557,276, or approximately 60%. The increase is due to additional depreciation and amortization of $428,721 related to the property and equipment and intangible assets acquired in December 2016, as well as expenses related to the build out of our sales team, including the associated travel and training expenses.

Other Income and Expenses

For the year ended December 31, 2017, Other Income and Expenses was an expense of $830,993 compared to an expense of $100,170 for the year ended December 31, 2016. Other Income and Expenses consist of Interest Income, Interest Expense and Accelerated Interest. The change was primarily due to Interest Expense associated with the debt issued in late December 2016, as well as Accelerated Interest expense as a result of the repayment and conversion of notes payable which was classified as loss on debt extinguishment.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported
	Years Ended December 31,
	2017	2016
Net loss	$(5,181,535)	$(2,264,560)

Interest expense, net	684,429	25,504
Loss on debt extinguishment	146,564	—
Tank remediation (1)	780,000	—
Income tax expense (benefit)	14,921	(1,020,052)
Depreciation and amortization	1,036,205	358,491
Share-based compensation	523,613	1,064,086
Adjusted EBITDA	$(1,995,803)	$(1,836,531)

(1)	This is an expense related to estimated equipment remediation efforts to comply with new West Virginia regulations.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies.  Cash provided from financing continues to be the Company’s primary source of funds. We believe that we can raise adequate funds through the issuance of equity or debt as necessary to continue to support our planned expansion.

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31, 2017	December 31, 2016
Net cash (used in) operating activities	$(1,565,304)	$(2,997,392)
Net cash (used in) investing activities	$(864,750)	$(2,382,971)
Net cash provided by financing activities	$1,127,357	$5,517,675
Net increase (decrease) in cash	$(1,302,697)	$137,312
Cash - beginning of year	$1,413,999	$1,276,687
Cash - end of year	$111,302	$1,413,999

For the year ended December 31, 2017 and 2016, net cash used in operating activities was $1,565,304 and $2,997,392, respectively. The decrease in cash used in operating activities is due to the significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses.

For the year ended December 31, 2017, the Company used $864,750 in cash for investing activities compared to the $2,382,971 used in the year ended December 31, 2016.   These amounts were comprised primarily of capital expenditures for equipment.

For the years ended December 31, 2017 and 2016, we received $1,127,357 and $5,517,675, respectively, in cash from financing activities. The amount of cash received in 2016 is primarily comprised of proceeds from the February 2016 rights offering. The amount of cash received in 2017 is primarily comprised of proceeds from the exercise of warrants and proceeds from a sale-leaseback, partially offset by the repayment of debt, including the 5% Notes, as well as proceeds from our August 2017 rights offering.

As of December 31, 2017, we had $2,589,397 in current assets, consisting primarily of $111,302 in cash, $1,546,367 in accounts receivable and $564,133 in inventory. Cash decreased from $1,413,999 as of December 31, 2016 to $111,302 as of December 31, 2017, primarily due to cash used in operations.

As of December 31, 2017, we had total current liabilities of $5,105,915, consisting primarily of accounts payable and accrued expenses of $2,921,406. As of December 31, 2017, we had total non-current liabilities of $4,039,616, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

Going Concern and Liquidity

The accompanying consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern. As of December 31, 2017, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of filing of this Annual Report.

In their report dated April 2, 2018 with respect to our consolidated financial statements for the years ended December 31, 2017 and December 31, 2016, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors.

Our plans to address these matters include achieving profitable operations and raising additional financing through private and/or public offerings of our equity securities and through debt financing if available and needed. We plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. There can be no assurances, however, that the Company will be able to achieve profitable operations or be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement our intended business strategy.

In March 2018, the Company began executing on a plan to raise additional capital to support the Company’s current operations and future growth plans. The Company plans to work with investment banking firms to determine optimal amount of capital and structure. On March 29, 2018, the Company closed on an initial round of approximately $1.0 in bridge financing from certain affiliates. The Company anticipates an additional closing of up to $1 million, which the Company believes will cover its immediate liquidity requirements in anticipation of a more permanent raise. There is no certainty that the Company will receive the additional funding or if received will be on reasonable terms.

Financing Events

August 2017 Rights Offering

On August 10, 2017, the Company closed the 2017 Rights Offering. The 2017 Rights Offering was conducted pursuant to a registration statement on Form S-1 (No. 333-215941), which became effective on August 30, 2017. In connection with the 2017 Rights Offering, the Company raised aggregate gross proceeds of approximately $2.29 million, including $670,000 in cash and $1.62 million in redemption of previously issued 8% notes payable and accrued interest, from the sale of 28.6 million shares of Common Stock at a price of $0.08 per share. The Company had approximately $0.1 million of costs associated with the offering netted against the cash proceeds. The Company used the net proceeds for general working capital purposes.

Off-balance Sheet Arrangements

In the year ended December 31, 2017, the Company did not enter into any off-balance sheet arrangements.

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

Inventories

Inventories consist primarily of feedstock and other raw materials and finished product ready for sale. Inventories are stated at the lower of cost or market with cost recorded on an average cost basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trends and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Goodwill and Other Intangibles

We perform an annual impairment review in the fourth quarter of each year of our goodwill and intangible assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions: industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

In addition to the required goodwill impairment analysis, we also review the recoverability and estimated useful life of our net intangibles with finite lives when an indicator of impairment exists. When we acquire intangible assets, management determines the estimated useful life, expected residual value if any and appropriate allocation method of the asset value based on the information available at the time. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Our assumptions with respect to expected future cash flows relating to intangible assets is impacted by our assessment of (i) the nature of our recycling process combined with (ii) the technological advances we have made allowing us to recycle all five major types of waste glycol into a virgin-quality product usable in any glycol application along with (iii) the fact that the market is currently served by primarily smaller local processors. If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges of goodwill and intangible assets in future periods and we may need to change our estimated useful life of amortizing intangible assets. Any impairment charges that we may take in the future or any change to amortization expense could be material to our results of operations and financial condition.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2017 and 2016, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2017 and 2016 we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Contingencies

Litigation

The Company may be party to legal proceedings in the ordinary course of business from time to time. Litigation is subject to inherent uncertainties, and an adverse result in a legal proceeding could arise that may harm our business. Below is an overview of a pending legal proceeding in which an adverse result could have a material adverse effect on our business and results of operations.

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company believes it has paid PSP Falcon in full for the services rendered and therefore that no outstanding balance remains due. Accordingly, the Company plans to vigorously defend itself from this claim.

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

The Company accrues for potential environmental liabilities in a manner consistent with GAAP; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence and $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Other than as disclosed above with respect to an adverse result regarding the Company’s obligations to address certain environmental clean-up matters at the former New Jersey processing and distribution center, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In December 2016, the Company completed an acquisition of certain glycol distillation assets from Union Carbide Corporation in Institute, West Virginia. In order to comply with West Virginia regulations enacted in 2017, the Company has accrued $780,000 for tank remediation for the year ended December 31, 2017. The amount of the accrual is based on various assumptions and estimates and will be periodically reevaluated in light of a variety of future events and contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

Item 8.  Financial Statements and Supplementary Data

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2017 and 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glyeco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlyEco, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2017, has an accumulated deficit of $41,996,598 as of December 31, 2017 and is dependent on its ability to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for our Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2015.

Costa Mesa, California
April 2, 2018

GLYECO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$111,302	$1,413,999
Cash – restricted	6,642	76,552
Accounts receivable, net	1,546,367	1,096,713
Prepaid expenses	360,953	340,899
Inventories	564,133	644,522
Total current assets	2,589,397	3,572,685

Property, plant and equipment, net	3,897,950	3,657,839

Other Assets
Deposits	436,450	387,035
Goodwill	3,822,583	3,693,083
Other intangibles, net	2,266,654	2,794,204
Total other assets	6,525,687	6,874,322

Total assets	$13,013,034	$14,104,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,921,406	$961,010
Due to related parties	-	6,191
Contingent acquisition consideration	1,509,755	1,821,575
Notes payable – current portion, net of debt discount	297,534	2,541,178
Capital lease obligations – current portion	377,220	6,838
Total current liabilities	5,105,915	5,336,792

Non-Current Liabilities
Notes payable – non-current portion	2,953,631	2,963,640
Capital lease obligations – non-current portion	1,085,985	3,371
Total non-current liabilities	4,039,616	2,967,011

Total liabilities	9,145,531	8,303,803

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of December 31, 2017 and 2016	-	-
Common stock: 300,000,000 shares authorized; $0.0001 par value; 165,288,061 and 126,156,189 shares issued and outstanding as of December 31, 2017 and 2016, respectively	16,529	12,616
Additional paid-in capital	45,847,572	42,603,490
Accumulated deficit	(41,996,598)	(36,815,063)
Total stockholders’ equity	3,867,503	5,801,043

Total liabilities and stockholders’ equity	$13,013,034	$14,104,846

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Net sales	$12,072,686	$5,591,087
Cost of goods sold	10,444,573	5,283,054
Gross profit	1,628,113	308,033

Operating expenses:
Consulting fees	416,445	129,752
Share-based compensation	523,613	1,064,086
Salaries and wages	1,855,713	1,094,465
Legal and professional	901,339	274,824
Tank remediation	780,000	—
General and administrative	1,486,624	929,348
Total operating expenses	5,963,734	3,492,475

Loss from operations	(4,335,621)	(3,184,442)

Other (income) and expense:
Interest income	—	(372)
Loss on debt extinguishment	146,564	—
Interest expense	684,429	25,876
Loss on sale of equipment, net	—	89,666
Gain on settlement of note payable	—	(15,000)
Total other expense, net	830,993	100,170

Loss before provision (benefit) for income taxes	(5,166,614)	(3,284,612)

Provision (benefit) for income taxes	14,921	(1,020,052)

Net loss	$(5,181,535)	$(2,264,560)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Weighted average common shares outstanding - basic and diluted	142,212,041	109,553,834

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2015	72,472,412	$7,248	$37,720,608	$(34,550,503)	$3,177,353

Offering of common shares, net	37,475,620	3,746	2,933,046	-	2,936,792

Share-based compensation	10,583,157	1,059	1,063,027	-	1,064,086

Shares issued in connection with business combination	5,625,000	563	561,937	-	562,500

Relative fair value of warrants to purchase common stock issued in connection with promissory notes	-	-	324,872	-	324,872

Net loss	-	-	-	(2,264,560)	(2,264,560)

Balance, December 31, 2016	126,156,189	12,616	42,603,490	(36,815,063)	5,801,043

Offering of common shares, net	8,324,212	832	540,947	-	541,779

Share-based compensation	3,525,110	352	523,261	-	523,613

Notes payable and accrued interest converted into common stock in connection with rights offering	20,309,300	2,031	1,622,712	-	1,624,743

Notes payable and accrued interest converted into common stock	2,754,500	276	220,084	-	220,360

Exercise of warrants	4,218,750	422	337,078	-	337,500

Net loss	-	-	-	(5,181,535)	(5,181,535)

Balance, December 31, 2017	165,288,061	$16,529	$45,847,572	$(41,996,598)	$3,867,503

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(5,181,535)	$(2,264,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	508,655	273,162
Amortization	527,550	85,329
Share-based compensation expense	523,613	1,064,086
Amortization of debt discount	205,180	-
Loss on debt extinguishment	146,564	-
Gain on reversal of contingent acquisition consideration	(241,910)	-
Provision for bad debt	123,747	38,409
Gain on settlement of note payable	-	(15,000)
Loss on disposal of equipment	103,139	97,841
Income tax benefit related to WEBA acquisition	-	(1,030,000)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(573,401)	155,480
Prepaid expenses	222,812	164,332
Inventories	80,389	(263,733)
Deposits	(49,415)	(360,347)
Accounts payable and accrued expenses	2,045,499	(914,177)
Due to related parties	(6,191)	(28,214)

Net cash used in operating activities	(1,565,304)	(2,997,392)

Cash flows from investing activities
Cash paid for acquisitions, net of cash received	(129,500)	(96,754)
Cash – restricted	-	(76,552)
Purchase of property, plant and equipment	(735,250)	(2,209,665)
Net cash used in investing activities	(864,750)	(2,382,971)

Cash flows from financing activities
Repayment of notes payable	(1,204,918)	(142,491)
Repayment of capital lease obligations	(247,004)	(9,754)
Proceeds from sale-leaseback	1,700,000	-
Proceeds from exercise of warrants	337,500	-
Proceeds for issuance of notes payable, net of offering costs	-	2,733,128
Proceeds from the sale of common stock, net	541,779	2,936,792
Net cash provided by financing activities	1,127,357	5,517,675

Net change in cash	(1,302,697)	137,312

Cash at the beginning of the year	1,413,999	1,276,687

Cash at end of the year	$111,302	$1,413,999

Supplemental disclosure of cash flow information
Interest paid during the year	$182,142	$25,876
Income taxes paid during the year	$14,921	$9,948

Supplemental disclosure of non-cash items
Acquisition of equipment with notes payable	$116,655	$436,081
Acquisition of equipment included in accounts payable	$-	$58,950
Acquisition of equipment with capital lease obligation	$1,700,000	$-
Notes payable issued in connection with business combination	$-	$2,650,000
Notes payable and accrued interest converted into shares of common stock	$1,845,103	$-
Common stock issued in connection with business combination	$-	$562,500
Relative fair value of warrants to purchase common stock issued in connection with promissory notes	$-	$324,872
Reduction in contingent acquisition liability through restricted cash	$69,910	$-
Note payable proceeds committed and held in escrow	$-	$50,000
Note payable issued for various insurance premiums	$242,866	$-

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a developer, manufacturer and distributor of performance fluids for the automotive, commercial and industrial markets. We specialize in coolants, additives and complementary fluids. We believe our vertically integrated approach, which includes formulating products, acquiring feedstock, managing facility construction and upgrades, operating facilities, and distributing products through our fleet of trucks, positions us to serve our key markets and enables us to capture incremental revenue and margin throughout the process. Our network of facilities, develop, manufacture and distribute high quality products that meet or exceed industry quality standards, including a wide spectrum of ready to use antifreezes and additive packages for antifreeze/coolant, gas patch coolants and heat transfer fluid industries, throughout North America.

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and purchased 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017, the Company purchased an additional 2.9% of RS&T (for a total percentage ownership of 99.8% of RS&T).

The Company was formed in the State of Nevada on October 21, 2011.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, RS&T, and our acquisition subsidiaries that were formed to acquire the processing and distribution centers listed above. Our current processing and distribution centers are held in six subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7.

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2017 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2017, has an accumulated deficit of $41,996,598 as of December 31, 2017 and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
(3)	Each component of other comprehensive income or loss

Noncontrolling interests were not significant as of December 31, 2017 and 2016

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. Prior to the December 2016 acquisitions of WEBA, RS&T and the DOW Assets and through December 31, 2016, the Company operated as one business segment. Effective as of January 1, 2017, the Company conducts its operations in two business segments: the Consumer and Industrial segments (see Note 15).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance for doubtful accounts, the value of share-based compensation and warrants, the allocation of the purchase price in the Company’s acquisitions, the recoverability of property, plant and equipment, goodwill, other intangibles and the determination of their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

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

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs, which are expensed as incurred and are included in operating expenses, were insignificant in the years ended December 31, 2017 and 2016. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $213,136 and $80,207 as of December 31, 2017 and 2016, respectively.

Inventories

Inventories are reported at the lower of cost and net realized value. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. Finished goods represents work-in-process items with additive costs added. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated net realizable values.  Net realizable value is the estimated selling price in the ordinary course of business less the cost to sell.

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

Goodwill and Other Intangible Assets

We account for an acquisition of a business, as defined in ASC Topic 805, as required by an analysis of the inputs, processes and outputs associated with the transaction. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flows generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

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

The Company classified its contingent acquisition consideration liability in connection with the acquisition of WEBA within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of revenue and net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration was remeasured each reporting period. During the fourth quarter of 2017, the Company reversed $241,910 of the contingent consideration liability since the 2017 milestones were not met. There were no other changes to the estimated fair value of the contingent acquisition consideration liability during the year ended December 31, 2017.

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

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. At December 31, 2017, these potentially dilutive securities included warrants to purchase 5,310,624 shares of Common Stock and stock options to purchase 3,387,621 shares of Common Stock for a total of 8,698,245 shares of Common Stock. At December 31, 2016, these potentially dilutive securities included warrants to purchase 13,922,387 shares of Common Stock and stock options to purchase 7,950,093 shares of Common Stock for a total of 21,872,480 shares of Common Stock.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public companies. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company will adopt ASU 2014-09 effective in its first quarter of fiscal year 2018 utilizing the modified retrospective approach.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09. The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The Company does not anticipate any adjustments based on the nature of its business.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 will not have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not yet selected a transition method and is currently assessing the impact of adoption of ASU 2016-02 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Classification Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company expects the implementation of this standard to have an impact on the Company’s consolidated financial statements and related disclosures as the Company had restricted cash on its balance sheet of $6,642 as of December 31, 2017, and currently does not present the amount as a cash equivalent in its consolidated statements of cash flows.

In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company has adopted the provisions in this ASU for its annual goodwill impairment test during 2017.

NOTE 3 – Accounts Receivable

As of December 31, 2017 and 2016, the Company’s net accounts receivable were $1,546,367 and $1,096,713, respectively.

The following table summarizes activity for the allowance for doubtful accounts for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance as of January 1,	$80,207	$203,270
Bad debt expense	123,747	38,409
Charge offs, net	9,182	(161,472)
Ending balance as of December 31,	$213,136	$80,207

NOTE 4 – Inventories

As of December 31, 2017 and 2016, the Company’s total inventories were as follows:

December 31,	2017	2016
Raw materials	$241,297	$221,088
Work in process	69,991	172,142
Finished goods	252,845	251,292
Total inventories	$564,133	$644,522

NOTE 5 – Property, Plant and Equipment

As of December 31, 2017 and 2016, the property, plant and equipment, net of accumulated depreciation, is as follows:

December 31,	2017	2016
Machinery and equipment	$4,782,257	$4,154,305
Leasehold improvements	275,973	126,598
Accumulated depreciation	(1,335,615)	(927,909)
	3,722,615	3,352,994
Construction in process	175,335	304,845
Total property, plant and equipment	$3,897,950	$3,657,839

Depreciation expense recorded during the years ended December 31, 2017 and 2016 was $508,655 and $273,162, respectively.

 NOTE 6 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (See Note 10 for 2016 business combinations).

		Gross Balance at		Net Balance at			Net Balance at
	Estimated	December 31,	Accumulated	December 31,		Accumulated	December 31,
	Useful Life	2016	Amortization	2016	Additions	Amortization	2017
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$(26,296)	$961,204	$-	$(226,046)	$761,454

Non-compete agreements	5 years	1,199,000	(246,000)	953,000	-	(485,800)	713,200

Intellectual property	10 years	880,000	-	880,000	-	(88,000)	792,000

Total intangible assets		$3,066,500	$(272,296)	$2,794,204	$-	$(799,846)	$2,266,654

Goodwill	Indefinite	$3,693,083	$-	$3,693,083	$129,500	$-	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2017 and 2016 totaled $527,550 and $85,329, respectively. The following table represents the total estimated amortization of intangible assets for future years:

For the Year Ending December 31,	Estimated Amortization Expense

2018	$478,154
2019	454,000
2020	454,000
2021	440,500
2022	88,000
Thereafter	352,000
$2,266,654

NOTE 7 – Income Taxes

As of December 31, 2017 and 2016, there was a provision (benefit) for income taxes of $14,921 and ($1,020,052), respectively. The amount as of December 31, 2017 includes the expected state income taxes for the states in which our subsidiaries operate. As of December 31, 2016, the $1,020,052 provision primarily consists of the income tax benefit, under purchase accounting, for the valuation allowance on one of the acquisitions we made in December 2016.

There is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset; however, there is a provision for state income taxes for states in which our subsidiaries operate. As of December 31, 2017 and 2016, the provision for state income taxes was $14,921 and $600, respectively.

The provision (benefit) for income taxes is as follows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Income tax expense (benefit) at statutory federal rate
Current:
Federal	$-	$(1,020,652)
State	14,921	600
Total current	14,921	(1,020,052)
Deferred:
Federal	-	1,573,163
State	-	375,291
Change in valuation allowance	-	(1,948,454)
Total deferred	-	-
Provision (benefit) for income taxes	$14,921	$(1,020,052)

The differences between our effective income tax rate and the U.S. federal income tax rate for the years ended December 31, 2017 and 2016 are:

	2017	2016
Expected income tax provision at the federal statutory rate	34.0%	34.0%
Loss on debt extinguishment	0.96%	-
Change in contingent liability	(1.59)%	-
Impact of the change in the federal corporate rate	(80.16)%	-
Adjustment for forfeiture of non-qualified stock options	(5.58)%	(27)%
Other	(0.30)%	-
Release of valuation allowance	52.42%	32.0%
Total	(0.25)%	39.0%
Valuation allowance	-	(7)%
Effective tax rate	(0.25)%	32.0%

As of December 31, 2017 and 2016, the Company had net operating loss (NOL) carryforwards of approximately $34,603,000 and $31,373,000, respectively, adjusted for certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2027, and fully expires in 2037. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2017 and 2016 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	Year Ended December 31,
	2017	2016
Deferred tax assets:

Net operating loss carryforwards	$8,997,000	$12,323,000
Stock compensation	243,000	635,000
Reserves and accruals	241,000	84,000
Deferred tax asset (DTA)	9,481,000	13,042,000
Basis difference in intangibles and fixed assets	(603,000)	(1,176,000)
Deferred tax liability (DTL)	(603,000)	(1,176,000)
Net operating loss	8,878,000	11,866,000
Valuation allowance	(8,878,000)	(11,866,000)
Net current deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2017 and 2016 was $2,988,000 and $810,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2017 and 2016, and recorded a full valuation allowance.

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

The Company applies the provisions of ASC 740 related to accounting for uncertain tax positions and concluded there were no such positions associated with the Company requiring accrual of a liability. As of December 31, 2017, the Company has not accrued for any such positions. The Company is currently not under audit for federal or state tax purposes. The Company does not expect a significant change to occur within the next 12 months.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share - Based Payment Accounting”. The standard contains several amendments that simplifies the accounting for employee share-based payment transactions. The changes in the new standard eliminated the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax provision or in additional paid-in capital. The Company's deferred tax assets as of December 31, 2017 did not include any excess tax benefits from employee stock option exercises, which are a component of the federal and state net operating loss carryforwards and on a go forward basis the excess tax benefits will be recognized as a component of income tax expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $4.2 million. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company's consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

NOTE 8 – Notes Payable

Notes payable consist of the following:

	December 31, 2017	December 31, 2016
2017 Secured Note	$104,990	$-
2017 Unsecured Note	188,060	-
2016 Secured Notes	308,115	396,562
2016 5% Related Party Unsecured Notes	-	1,000,000
2016 8% Related Party Unsecured Notes	-	1,458,256
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	3,251,165	5,504,818
Less current portion	(297,534)	(2,541,178)
Long-term portion of notes payable	$2,953,631	$2,963,640

2017 Secured Note

In July 2017, the Company entered into a secured promissory note with PACCAR Financial (the “2017 Secured Note”). The 2017 Secured Note is collateralized by vehicles. The key terms of the 2017 Secured Note includes: (i) an original principal balance of $116,655, (ii) interest rate of 7.95%, and (iii) a term of 5 years.

2017 Unsecured Note

In October 2017, the Company entered into an unsecured note with Bank Direct to finance its insurance premiums (the “2017 Unsecured Note”). The key terms of the 2017 Unsecured Note include: (i) an original principal balance of $242,866, (ii) an interest rate of 5.4%, and (iii) a term of ten months. If the Company should default on the loan, Bank Direct may cancel the Company’s underlying insurance and the Company would only owe any earned but unpaid premium. This would be a minimal amount as deposits and payments are paid in advance to reduce the lenders risk.

2016 Secured Notes

In January and April 2016, the Company entered into secured promissory notes with Ascentium Capital. In July and September 2016, the Company entered into secured promissory notes with PACCAR Financial. In November 2016, the Company entered into secured promissory notes with MHC Financial Services, Inc. (collectively, the “2016 Secured Notes”). The key terms of the 2016 Secured Notes include: (i) an aggregate original principal balance of $437,000, (ii) interest rates ranging from 4.0% to 9.0%, and (iii) terms of 4-5 years. The 2016 Secured Notes are collateralized by vehicles and equipment.

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

8% Notes Issuance

On December 27, 2016, the Company entered into subscription agreements (the “8% Notes Subscription Agreements”) by and between the Company and certain accredited investors. Pursuant to the 8% Notes Subscription Agreements, the Company offered and issued: (i) $1,810,000 in principal amount of 8% Senior Unsecured Promissory Notes (the “8% Notes”); and (ii) warrants (the “Warrants”) to purchase up to 5,656,250 shares of Common Stock. The Company received $1,810,000 in gross proceeds from the offering of which $1,760,000 was received in 2016 and $50,000 was accrued as an other current asset at December 31, 2016 and received in 2017. The 8% Notes were scheduled to mature on December 27, 2017 (the “8% Note Maturity Date”). The 8% Notes bore interest at a rate of 8% per annum due on the 8% Note Maturity Date or as otherwise specified by the 8% Note. The Company also incurred $26,872 of issuance costs, which were recorded as a debt discount and were amortized as interest expense through the 8% Note Maturity Date. The Warrants are exercisable for an aggregate of 5,656,250 shares of Common Stock, beginning on December 27, 2016, and will be exercisable for a period of three years. The exercise price with respect to the Warrants is $0.08 per share. The exercise price and the amount of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other similar issuances. On August 4, 2017, the Company redeemed $1,550,000 of the 8% Notes through the issuance of Common Stock through the rights offering that closed on August 4, 2017. On August 10, 2017, the Company repaid the remaining $260,000 of 8% Notes through a conversion of debt and the issuance of Common Stock and a cash repayment.

The Company allocated the proceeds received to the 8% Notes and the Warrants on a relative fair value basis at the time of issuance. The estimated fair value of the Warrants was computed using the BSM with the following assumptions: 3 year expected term; volatility of 110.09% and a risk-free rate of 1.58%. The total debt discount was amortized over the life of the 8% Notes to interest expense. Amortization expense during 2017 was $205,180. On the date the debt was converted into common stock or repaid, the remaining unamortized debt discount was expensed and recorded as a loss on debt extinguishment. The Company recorded $146,564 of loss on debt extinguishment during the year ended December 31, 2017.

WEBA Seller Notes

In connection with the WEBA acquisition (see Note 10), the Company issued $2.65 million in 8% promissory notes (“Seller Notes”). The Seller Notes mature on December 27, 2021. The Seller Notes bear interest at a rate of 8% per annum payable on a quarterly basis in arrears. The Seller Notes contain standard default provisions, including: (i) failure to repay the Seller Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default.

NOTE 9 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 40,000,000 shares of preferred stock, par value $0.0001 per share, having preferences to be determined by the Board of Directors of the Company for dividends and liquidation of the Company’s assets. Of the 40,000,000 shares of preferred stock the Company is authorized to issue by its articles of incorporation, the Board of Directors has designated up to 3,000,000 shares as Series AA Preferred Stock.

As of December 31, 2017 and 2016, the Company had no shares of preferred stock outstanding.

Common Stock

As of December 31, 2017, the Company has 165,288,061 shares of common stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any shares of preferred stock having preference in payment of dividends.

During the year ended December 31, 2017, the Company issued the following shares of common stock in connection with financing activities:

On August 10, 2017, the Company announced the closing of its rights offering, which expired on August 4, 2017, and raised aggregate gross proceeds of approximately $2.29 million, including $670,000 in cash and $1.6 million in conversion of previously issued 8% notes payable and accrued interest (see Note 8), from the sale of 28.6 million shares of common stock at a price of $0.08 per share. The Company had approximately $0.1 million of costs associated with the offering netted against the cash proceeds. The rights offering was made pursuant to a registration statement on Form S-1 (No. 333-215941) and prospectus on file with the SEC. The Company used the net proceeds for general working capital purposes.

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

Equity Incentive Program

On December 18, 2014, the Company’s Board of Directors approved an Equity Incentive Program (the “Equity Incentive Program”), whereby the Company’s employees could elect to receive equity in lieu of cash for all or part of their salary compensation.

During the year ended December 31, 2017, the Company issued the following shares of common stock for compensation:

During the year ended December 31, 2017, the Company issued an aggregate of 730,126 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at prices ranging from $0.08 to $0.12.

During the year ended December 31, 2017, the Company issued an aggregate of 2,634,984 shares of common stock to directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at prices ranging from $0.077 to $0.12.

On February 13, 2017, the Company issued an aggregate of 160,000 shares of common stock to two employees of the Company as compensation at a price of $0.125 per share.

During the year ended December 31, 2017, the Company issued the following shares of common stock in connection with the exercise of warrants:

On May 11, 2017, the Company issued an aggregate of 3,437,500 shares to accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share.

On August 10, 2017, the Company issued an aggregate of 781,250 shares to accredited investors in connection with the exercise of warrants at an exercise price of $0.08 per share.

The following table summarizes the number of shares of Common Stock issued by the Company for cash, conversion of notes payable, for share-based compensation and upon the exercise of warrants for the year ended December 31, 2017:

	Number of Shares of Common Stock Issued	Value
Shares of Common Stock for cash and conversions of notes payable, net of offering costs	28,633,512	$2,166,522
Share-based compensation	3,525,110	$335,144
Exercise of warrants	4,218,750	$337,500

For the year ended December 31, 2016, the Company issued the following shares of Common Stock:

	Number of Shares of Common Stock Issued	Value
Shares of Common Stock for cash, net of offering costs	37,475,620	$2,936,792
Share-based compensation	10,583,157	$423,783

Performance and/or market based stock awards

In January 2015, the Board of Directors approved the issuance of 940,595 restricted shares of Common Stock of the Company. These shares will be issued to the then members of the Board of Directors upon vesting, which will be when the market price of the Company’s Common Stock trades at or above $2 for a specified period.

The initial value of the restricted stock grant was approximately $38,000, as adjusted for forfeitures resulting from directors who have resigned, which will be amortized over the estimated service period. The Company recorded an expense of $15,871 and $30,793 from the amortization of the unvested restricted shares for the years ended December 31, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 88.0% volatility and a risk-free interest rate of 1.79%.

In February 2016, the Board of Directors approved the issuance of 3,301,358 restricted shares of Common Stock of the Company. These shares will be issued to the then President (1,100,453 shares) and Chief Financial Officer (2,200,905 shares) upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $198,000, which was amortized over the estimated service period. The Company recorded an expense of $23,658 and $22,409 from the amortization of the unvested restricted shares for the years ended December 31, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a six-year life, 91.0% volatility and a risk-free interest rate of 1.34%. In December 2016, in conjunction with the resignation of the President, the Board of Directors modified the terms of the President’s award of 1,100,453 shares to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which was being amortized over the estimated service period.

In January 2016, the Board of Directors approved the issuance of 6,281,250 restricted shares of Common Stock of the Company. These shares were issued to the then members of the Board of Directors upon vesting, which occurred when the market price of the Company’s Common Stock traded at or above $0.12 for a specified period or when the Company had positive EBITDA (a non GAAP measure) for one quarter in 2016. These shares were issued to the then members of the Board of Directors on June 13, 2016, when the market price of the Company’s Common Stock traded at or above $0.12 for a 30-day volume weighted average price.

The initial value of the restricted stock grant was $509,000, which has been amortized over the estimated performance period. The Company recorded the entire value as expense from the amortization of the restricted shares for the year ended December 31, 2016. The shares were valued using a Monte Carlo Simulation with a one-year life, 106.0% volatility and a risk free interest rate of 0.65%.

In May 2016, the Board of Directors approved the issuance of 1,100,453 restricted shares of Common Stock of the Company. These shares were to be issued to the then Chief Executive Officer upon vesting, which was to be according to the following terms:

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

The initial value of the restricted stock grant was approximately $94,000, which was to be amortized over the estimated service period. In December 2016, the then Chief Executive Officer resigned from the Company; therefore, any recognized expense was reversed and the expense recognized by the Company during the year ended December 31, 2016 was $0. In December 2016, the Board of Directors modified the terms of this award in conjunction with the resignation of the then Chief Executive Officer to provide for an expiration date of December 2017. The Company revalued this award based on the new terms and determined the value of the award was approximately $18,000, which was being amortized over the estimated service period.

In September 2016, the Board of Directors approved the issuance of 1,650,680 restricted shares of Common Stock of the Company. These shares will be issued to the Vice President of Sales and Marketing upon vesting, which will be according to the following terms:

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

The initial value of the restricted stock grant was approximately $141,000, which was being amortized over the estimated service period. Upon the termination of the then Vice President of Sales and Marketing on April 28, 2017, this grant was terminated and the Company reversed all previous expense and is no longer recording expense related to this award. The Company recorded income of $14,802 from the reversal of previous amortization of the unvested restricted shares for the year ended December 31, 2017. The shares were valued using a Monte Carlo Simulation with a 6-year life, 92.0% volatility and a risk-free interest rate of 1.35%.

In December 2016, the Board of Directors approved the issuance of 6,790,000 restricted shares of Common Stock of the Company. These shares will be issued to members of the Board of Directors and certain executives and employees upon vesting, which will occur when the price per share of the Company’s Common Stock, based upon a 30-trading day volume weighted average price (“VWAP”), is equal to at least $0.20 per share.

The initial value of the restricted stock grant was approximately $464,000, which is being amortized over the estimated service period. The Company recorded an expense of $91,087 and $5,967 from the amortization of the unvested restricted shares for the years ended December 31, 2017 and 2016, respectively. The shares were valued using a Monte Carlo Simulation with a 6-year life, 98.0% volatility and a risk free interest rate of 2.00%.

In June 2017, the Board of Directors approved the issuance of 1,000,000 restricted shares of Common Stock of the Company. The initial value of the restricted stock grant was $72,099, which is being amortized over the estimated service period. These shares will be issued to certain executives upon the Company meeting the following bench marks: 50% will vest when the price per share of the Company’s Common Stock, based upon a 30-trading day VWAP, is equal to at least $0.20 per share and 50% will vest when the price per share of the Company’s Common Stock, based upon a 30-trading day VWAP, is equal to at least $0.35 per share. The expense for the year ended December 31, 2017 was $7,671.

Throughout the year ended December 31, 2017, the Board of Directors approved the issuance of 2,200,000 restricted shares of Common Stock of the Company. The initial value of the restricted stock grant was $150,258, which is being amortized over the estimated service period. These shares will be issued to certain executives and employees upon vesting, which will occur when the price per share of the Company’s Common Stock, measured and approved based upon a 30-day trading VWAP, is equal to at least $0.20 per share. The expense for the year ended December 31, 2017 was $18,177.

On December 29, 2017, the Board of Directors approved the issuance of 2,100,000 restricted shares of Common Stock of the Company. These shares will be issued to certain executives upon vesting: 50% of the grant upon the Company reporting its first quarter positive Adjusted EBITDA (as presented by the Company) and 50% of the grant upon the Company reporting its first quarter positive Net Income (GAAP). The value of the shares of $0.05 per share was based on the fair market value of the Company’s Common Stock on the date of the issuance was approved. The Company will expense the value of the shares when it determines it is probable the performance targets will be achieved. There was no expense recorded during the year ended December 31, 2017.

A summary of the Company's restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2017	12,691,084	$0.08
Restricted stock granted	5,300,000	0.04
Restricted stock vested	—	—
Restricted stock forfeited	(4,211,586)	0.05

Unvested at December 31, 2017	13,779,498	$0.08

Options and Warrants

During the year ended December 31, 2017, the Company issued 4,218,750 shares of common stock in connection with the exercise of stock warrants at an exercise price of $0.08 per share for total proceeds of $337,500. During the year ended December 31, 2016, the Company did not have any exercises of stock warrants. (See Note 11 for additional information about stock options and warrants).

NOTE 10 – Business Combinations and Asset Acquisition

Brian’s On-Site Recycling

Effective June 26, 2016, the Company entered into an Asset Purchase Agreement with Brian’s On-Site Recycling, Inc., a Florida corporation (“BOSR”), and Brian Fidalgo, principal of BOSR (the “BOSR Principal”) and Former General Manager of our Florida processing center, pursuant to which the Company acquired certain assets of BOSR, primarily equipment and customer relationships for aggregate consideration of $200,000, of which $100,000 is subject to an earn out provision. The period of the earn out is expected to be over one year. Per the terms of the Asset Purchase Agreement, the Company placed $100,000 in an escrow account related to the earn out, which has been reflected as restricted cash in the accompanying consolidated balance sheets at December 31, 2017 and 2016. This acquisition expanded the Company’s customer base in Florida.

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

We accounted for the acquisition of WEBA as required under applicable accounting guidance. Tangible assets acquired are recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired. The earn-out payments liability was recorded at its estimated fair value of $1,745,023.

During the year ended December 31, 2017, the Company decreased the contingent liability amount related to the cash payment and recognized a credit to operating expenses of $241,910 due to the fiscal 2017 revenue and earnings milestones not being met. Contingent acquisition consideration was $1,509,755 and $1,821,575 at December 31, 2017 and 2016, respectively.

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

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of December 27, 2016, the acquisition date of WEBA. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$172,950
Accounts receivable	342,151
Loan receivable from RS&T	500,000
Property and equipment	8,720
Customer list	470,000
Intellectual property	880,000
Trade name	390,000
Non compete agreement	835,000
Total identifiable assets acquired	3,598,821
Accounts payable and accrued expenses	190,527
Deferred tax liability	1,030,000
Total liabilities assumed	1,220,527
Total identifiable assets less liabilities assumed	2,378,294
Goodwill	2,729,229

Net assets acquired	$5,107,523

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including WEBA) for the year ended December 31, 2016 as though the companies had been combined as of the beginning of the year ended December 31, 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the year ended December 31, 2016, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

For the
Year Ended
December 31, 2016
Total revenues	$7,683,545
Net loss	$(2,667,016)

The Company did not incur material acquisition expenses related to the WEBA acquisition.

RS&T

On December 27, 2016 the Company purchased RS&T, a privately-owned company involved in the development and commercialization of glycol recovery technology. Pursuant to the Stock Purchase Agreement (“RS&T SPA”) the Company acquired 96.9% of the RS&T shares of common stock from the RS&T seller for $360 in cash consideration. In the first quarter of fiscal year 2017, the Company acquired an additional 2.9% of RS&T. The RS&T SPA provided that the Company would infuse the capital necessary to enable RS&T to exercise its contractual right to acquire the Dow Assets (see below). Following the RS&T acquisition, RS&T became a majority owned subsidiary of the Company.

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

DOW Asset Acquisition

On December 28, 2016, the Company purchased the Dow Assets through its 96.9% owned subsidiary RS&T, pursuant to an amended and restated asset transfer agreement (the “UCC Asset Transfer Agreement”), by and between RS&T and UCC, dated August 23, 2016, and as amended on December 1, 2016 (the “UCC Acquisition”). Pursuant to the UCC Asset Transfer Agreement, RS&T acquired the Dow Assets for a purchase price of $1,725,000.

In connection with the purchase of the Dow Assets, the Company also purchased inventory of approximately $422,000.

 The Dow Assets are located at the Dow Institute Site in Institute, West Virginia, which produce virgin quality glycol for sale to industrial customers worldwide. The facility currently produces antifreeze and industrial grade ethylene glycol. The facility includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities, and on-site barge loading/unloading facilities.

The Company treated the acquisition of the Dow Assets as an asset purchase. In determining that the acquisition of the Dow Assets is an asset purchase, we considered, among other factors, (1) the Dow Assets were part of a larger group of assets and as such we are unable to determine all historical revenues and certain expenses associated with the Dow Assets, (2) we plan to change the nature of the revenue-generating activities post acquisition and (3) we expect certain attributes related to the Dow Assets to change post acquisition, including, market distribution system, sales force, customer base, and trade names.

 NOTE 11 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted	Weighted Avg. Remaining
	Options for	Average	Contractual	Aggregate
	Shares	Exercise Price	Life (yrs)	Intrinsic Value

Outstanding as of January 1, 2017	7,950,093	$0.69	6
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(4,562,472)	0.66	-
Outstanding as of December 31, 2017	3,387,621	$0.73	5	$-
Options exercisable as of December 31, 2017	3,387,621	$0.73	5	$-

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

There were no options granted during the year ended December 31, 2017. The estimated value of employee stock options granted during the year ended December 31, 2016 was determined using the BSM option pricing model with the following assumptions:

Year ended December 31, 2016
Expected volatility	100%
Risk-free interest rate	1.90%
Expected dividends	0.00%
Expected term in years	3 – 5

At December 31, 2017, there is no amount of unearned stock-based compensation currently estimated to be expensed over future years related to unvested common stock options. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of January 1, 2017	13,922,387	$0.61
Granted	-	$-
Exercised	(4,218,750)	$0.07
Forfeited	-	$-
Cancelled	-	$-
Expired	(4,393,013)	$0.88
Outstanding and exercisable as of December 31, 2017	5,310,624	$0.80

The Company recorded expense of $7,500 and $64,552 for vesting of outstanding options and warrants during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had 846,770 shares of common stock reserved for future issuance under the Company’s stock plans.

There were no warrants granted during the year ended December 31, 2017.

The weighted-average estimated fair value of warrants granted during the year ended December 31, 2016 was estimated using the BSM option pricing model with the following assumptions:

Year Ended December 31,
2016
Expected volatility	110.1%
Risk-free interest rate	1.58%
Expected dividends	0.00%
Expected term in years	3

NOTE 12 – Related Party Transactions

Former Vice President of U.S. Operations

The former Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing and distribution center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2017	2016
Beginning Balance as of January 1,	$5,123	$5,972
Monies owed to related party for services performed	126,059	98,196
Monies paid	(131,182)	(99,045)
Ending Balance as of December 31	$-	$5,123

5% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 5% Notes to Wynnefield Partners I, Wynnefield Partners and Wynnefield Offshore, all of which are under the management of Wynnefield Capital, Inc (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. (See Note 8 for additional information).

8% Notes

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,810,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,656,250 shares of our common stock. The 8% Notes and warrants were sold to Dwight Mamanteo, our Chairman of the Board, Charles F. Trapp and Scott Nussbaum, members of the Board, Ian Rhodes, our Chief Executive Officer, Wynnefield Capital, an affiliate of the Company, and certain family members of Mr. Mamanteo and of Mr. Nussbaum. (See Note 8 for additional information).

NOTE 13 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2017 and 2016, the Company leased office and warehouse space on a monthly basis under written rental agreements. The terms of these agreements range from several months to five years. The 2017 monthly rental payments ranged from $818 to $4,600.

For the years ended December 31, 2017 and 2016, the Company’s rent expense was $459,619 and $291,867, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2018	$316,637
2019	304,147
2020	295,986
2021	258,531
2022	103,114
Thereafter	236,326
Total minimum lease payments	$1,514,741

Litigation

The Company may be party to legal proceedings in the ordinary course of business from time to time.  Litigation is subject to inherent uncertainties, and an adverse result in a legal proceeding could arise that may harm our business. Below is an overview of a pending legal proceeding in which an adverse result could have a material adverse effect on our business and results of operations.

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company believes it has paid PSP Falcon in full for the services rendered and therefore that no outstanding balance remains due. Accordingly, the Company plans to vigorously defend itself from this claim.

Environmental Matters

We are subject to federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. It is management’s opinion that the Company is not currently exposed to significant environmental remediation liabilities or asset retirement obligations. However, if a release of hazardous substances occurs, or is found on one of our properties from prior activity, we may be subject to liability arising out of such conditions and the amount of such liability could be material. The Company accrues for potential environmental liabilities in a manner consistent with GAAP; that is, when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The Company reviews the status of its environmental sites on a yearly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. The Company maintains insurance coverage for unintentional acts that result in environmental remediation liabilities up to $1 million per occurrence; $2 million in the aggregate, with an umbrella liability policy that doubles the coverage. These policies do, however, take into account the likely share other parties will bear at remediation sites. It would be difficult to estimate the Company’s ultimate level of liability due to the number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. The Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In December 2016, the Company completed the acquisition of certain glycol distillation assets from Union Carbide Corporation in Institute, West Virginia. In order to comply with West Virginia regulations enacted in 2017, the Company has elected to accrue $780,000 for tank remediation. The amount of the accrual is based on various assumptions and estimates and will be periodically reevaluated in light of a variety of future events and contingencies.

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

•	Cash – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2017 and 2016, the Company had $0 in cash which was not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During the years ended December 31, 2017 and 2016, the Company had one customer that accounted for 15% and 33%, respectively, of revenues and two customers whose accounts receivable balance (unsecured) accounted for 29% and 36%, respectively, of accounts receivable at December 31, 2017 and 2016.

NOTE 15 – Segments

Prior to our acquisitions of WEBA, RS&T and the Dow Assets in December 2016, the Company operated in only one business segment, the Consumer segment. Effective as of January 1, 2017, GlyEco conducts its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of ASTM grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol. The RS&T facility current produces antifreeze and industrial grade ethylene glycol.

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

Segment information, and the reconciliation to the Company’s consolidated financial statements for the year ended December 31, 2017, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$6,265,779	6,966,746	(1,159,839)	-	12,072,686
Cost of goods sold	5,522,832	6,081,580	(1,159,839)	-	10,444,573
Gross profit	742,947	885,166	-	-	1,628,113

Total operating expenses	2,516,386	2,095,483	-	1,351,865	5,963,734

Loss from operations	(1,773,439)	(1,210,317)	-	(1,351,865)	(4,335,621)

Total other expenses	(22,552)	(128,262)	-	(680,179)	(830,993)

Loss before provision for income taxes	$(1,795,991)	(1,338,579)	-	(2,032,044)	(5,166,614)

NOTE 16 – Capital Lease

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

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of December 31, 2017:

Year ending December 31,	Total
2018	$541,000
2019	539,000
2020	537,000
2021	179,000
Total minimum payments required	$1,796,000
Less amount representing interest	(332,795)
Present value of net minimum lease payments	$1,463,205
Less current portion	(377,220)
$1,085,985

Equipment under capital lease	$1,750,000
Less: accumulated depreciation	(127,000)
Net book value	$1,623,000

NOTE 17 – Subsequent Events

Loan Agreement with NFS

On March 1, 2018, the Company and NFS entered into an Interim Loan Financing Agreement (the “Loan Agreement”) with respect to NFS’ purchase of new equipment (the “New Equipment”) from a vendor on account of the Company, which is estimated to cost approximately $150,000 (the “Equipment Cost”). In connection therewith, the Company will owe the Equipment Cost to NFS for the lease of the New Equipment by the Company (the “Loan”). The Loan Agreement provides that the Company will make certain interest payments to NFS until the Company receives and accepts the New Equipment. At such time, the Loan Agreement will no longer be of any force and effect, the Loan will be subject only to the Lease Agreement, and the repayment of the Loan will be governed by the Lease Agreement. In addition, pursuant to the Loan Agreement, the security agreements entered into by GlyEco and RS&T with NFS were amended and restated to evidence the new obligations of GlyEco and RS&T under the Loan Agreement and the security interests of NFS in the New Equipment.

Reincorporation of RS&T

On February 14, 2018, RS&T, an Arizona corporation and majority-owned subsidiary of the Company (“RS&T Arizona”), completed its reincorporation from the State of Arizona to the State of Delaware pursuant to a merger transaction in which RS&T Arizona merged with and into Recovery Solutions & Technologies, Inc., a newly formed Delaware corporation (“RS&T Delaware”). In connection with the reincorporation, each outstanding share of common stock of RS&T Arizona was converted into one (1) share of common stock of RS&T Delaware.

Recent Stock Issuances

Since December 31, 2017, the Company has issued an aggregate of 150,000 shares of Common Stock pursuant to the Company’s Equity Incentive Program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

During 2017, we believe we were able to remediate our previously identified material weakness of lack of sufficient accounting personnel by retaining accounting staff members with public company experience and establishing a segregation of duties.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Other than as set forth above with respect to hiring additional accounting personnel and establishing a segregation of duties, there were no changes in our internal control over financial reporting in the last quarter of the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Dwight Mamanteo	48	Chairman of the Board
David Ide	44	Director
Charles F. Trapp	68	Director
Frank Kneller	59	Director
Scott Nussbaum	40	Director
Scott Krinsky	55	Director
Ian Rhodes	45	Chief Executive Officer and Director
Brian Gelman	45	Chief Financial Officer
Richard Geib	70	Executive Vice President – Additives and Glycols
Michael Olsson	39	Executive Vice President and Chief Operating Officer - Consumer Segment

Dwight Mamanteo — Chairman of the Board. Mr. Mamanteo became a director of the Company on January 15, 2014. On January 21, 2015, the Board of Directors appointed him to serve as Chairman of the Board, effective February 1, 2015. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the Board of Directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo also serves as the Chairman of the Compensation Committee and as a member of its Audit and Governance Committees. From June 2013 to October 2014, Mr. Mamanteo served on the Board of Directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments, and also served as the Chairman of its Governance Committee and as a member of its Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability, and also served as a member of its Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers, and also served as a member of its Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a Bachelor of Engineering in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board of Directors valuable business, operations, finance, and governance experience related to public and private companies in the automotive aftermarket and other industries.

David Ide — Director. Mr. Ide became a director of the Company on October 24, 2014. On January 21, 2015, the Board of Directors appointed him to serve as interim Chief Executive Officer and President, effective February 1, 2015. Mr. Ide served as interim Chief Executive Officer and President until May 1, 2016. Since August 2010, Mr. Ide has served as an independent director, investor, and advisor to technology and start-up ventures focused on simple to use software automation tools including mobile SaaS, CMS, and custom marketing and payment systems for small to medium businesses, developers, and enterprise customers. Mr. Ide served as non-executive Chairman of Spindle, Inc. from January 2012 to November 2014. Mr. Ide was a founder and the Chairman and Chief Executive Officer of Modavox, Inc. in October 2005 after he managed the transition of SurfNet Media into Modavox, Inc. In July 2009, Mr. Ide developed and executed Modavox, Inc.’s acquisition of Augme Technologies, Inc. creating the first full service mobile agency for Fortune 100 companies. At that time, Mr. Ide was appointed to the Board of Directors of Augme Technologies, Inc. and became the Chief Strategy Officer. He resigned as an officer and director in August 2010 to engage in developing and advising technology companies. Mr. Ide was also an independent director in the early stage of SEFE, Inc. Prior to 2005, Mr. Ide served as President of a successful digital agency in Arizona focused on ecommerce, targeted and demand marketing, CMS, and SaaS marketing platforms for fortune 500 companies. Mr. Ide is a technology entrepreneur and an experienced Chief Executive Officer, chairman, patented inventor, and director. Mr. Ide brings to the Board of Directors experience in public company leadership, commercialization of technologies, and expertise in automation and systems.

Charles F. Trapp — Director. Mr. Trapp became a director of the Company on May 22, 2015. Mr. Trapp is the former Executive Vice President and Chief Financial Officer of MAM Software Group, Inc. (NASDAQ: MAMS), a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers, and wholesale distributors in the automotive aftermarket, where he served as Chief Financial Officer from November 2007 until his retirement in October 2015. Prior to his employment with MAM Software Group, Inc., Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as Chief Financial Officer and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey. Mr. Trapp brings to the Board of Directors experience in public company financial leadership within manufacturing and distribution companies, the automotive aftermarket and other industries.

Frank Kneller — Director. Mr. Kneller became a director of the Company on August 17, 2015. Mr. Kneller is currently the Chief Executive Officer of HoSoPo Corporation dba Horizon Solar Power, which was acquired in August 2017 by Northern Pacific Group from Oaktree Capital Management’s GFI Energy Group, and includes oversight of Horizon Solar Power and Solar Spectrum under the Sungevity brand.  Previously, Mr. Kneller was the Chief Operating Officer of Verengo Solar, a leading residential solar installation business that was founded in 2008 and grew rapidly to be a top 5 US residential solar business by 2014. Mr. Kneller was recruited to Verengo Solar in October 2015 for his successful track record of driving operational excellence at multiple companies and across several different industries. In eight months, Mr. Kneller executed a turnaround project that reduced expenses and increased revenues in the strategic solar market of Southern California. From 2010 to 2014, Mr. Kneller served as the Vice President of Sales & Operations at Sears Holding Company, where he led sales and operations with full profit and loss responsibility of $1.3 billion, over 740 corporate stores, six franchise stores, multiple call centers, and over 12,000 associates. From 2007 to 2010, he served as the Chief Executive Officer of Aquion Water Treatment Products, a $250 million global manufacturer and marketer of water treatment equipment and water quality solutions, where he was selected by the board to lead the revitalization of the company and was responsible for a total reorganization of the business. Mr. Kneller brings to the Board of Directors experience in leadership of companies with different sizes and within different industries, including auto service and distributed service to the consumer markets.

Scott Nussbaum — Director. Mr. Nussbaum became a director of the Company in December 2016. Mr. Nussbaum is an investor with fifteen years of experience investing in small public companies. Since2010, Mr. Nussbaum has been a Partner and Director of Operations for a private fund in New York. Mr. Nussbaum has experience developing and launching new lines of business, managing regulatory compliance programs, building and maintaining infrastructure in support of front office activities and performing operational reviews in support of the firm’s investment portfolio. Mr. Nussbaum also serves as a Director and Endowment Manager for the Emerald Bay Association, a California-based non-profit organization. Mr. Nussbaum holds the Chartered Financial Analyst (CFA) designation and graduated with a Bachelor of Arts degree in Political Science from Tufts University. Mr. Nussbaum brings to the Board of Directors experience in investment in small public companies and business operations.

Scott Krinsky — Director. Mr. Krinsky became a director of the Company in October 2016. Mr. Krinsky is a 35-year automotive aftermarket industry veteran. He joined Advance Auto Parts/CARQUEST (“AAP/CQ”) in August 2006 as Vice President of National Accounts. Before AAP/CQ, Mr. Krinsky was a National Accounts Manager and Divisional Commercial Sales Manager with AutoZone from 2000 to 2006. Since 2009, Mr. Krinsky has been a Trustee on the Aftermarket Foundation Board, sitting on the Finance Committee, as well as other committee assignments. He has also been an appointed Trustee on the Dollars for Doers at General Parts. Prior to 2000, Mr. Krinsky had two other senior automotive management positions with Sears Automotive Group as a District Manager from 1997 to 2000, and with Tire Kingdom Inc. from 1980 to 1997 where he was promoted to increasing responsibilities up to his last position as Vice President of Retail Stores & Customer Service. Mr. Krinsky brings to the Board of Directors experience of market assessment, business development, and relationship management within the automotive aftermarket industry.

Ian Rhodes — Chief Executive Officer and Director. Mr. Rhodes was appointed as Chief Executive Officer of the Company on December 5, 2016 and became a director of the Company on November 14, 2017. Mr. Rhodes previously served as Interim Chief Financial Officer of the Company from February 2016 to July 2017. Mr. Rhodes previously served as the Chief Financial Officer of Calmare Therapeutics Incorporated, a biotherapeutic company furthering proprietary and patented pain mitigation and wound care technologies, from 2014 to 2016. As Chief Financial Officer, Mr. Rhodes was responsible for all financial and accounting matters, including SEC reporting. From 2012 to 2014, Mr. Rhodes was an independent consultant and entrepreneur and his activities included leading an investor/management group in assessing a potential multi-location franchised food concept. From 2009 to 2012, he served as the Vice President, Chief Accounting Officer, and Treasurer of Arch Capital, where he had overall responsibility for SEC and GAAP technical matters. Finally, from 1994 to 2009, Mr. Rhodes was with PricewaterhouseCoopers LLP, where he served as a Senior Manager from 1994 to 2004 and as Audit Senior Manager from 2004 to 2009, during which time he worked with some of the firm’s largest and most technically challenging audit clients. Mr. Rhodes brings to the Board of Directors valuable financial, accounting and investment experience across a variety of industries.

Brian Gelman – Chief Financial Officer. Mr. Gelman became Chief Financial Officer of the Company on July 5, 2017. Mr. Gelman has nearly 20 years of experience in the areas of accounting and finance, including serving as a senior financial officer of a public company. Prior to joining the Company, Mr. Gelman held various positions of increasing responsibility, including Interim Chief Financial Officer, Chief Accounting Officer, Corporate Controller and Assistant Controller, with Warren Resources, Inc., a publicly traded independent energy company, from April 2002 to March 2016. From August 1998 to April 2002, Mr. Gelman was employed at EisnerAmper, LLP, an accounting firm. Mr. Gelman received a Bachelor of Science in Finance from the State University of New York at Old Westbury, located in Old Westbury, New York.

Michael Olsson – Executive Vice President and Chief Operating Officer – Consumer Segment. Mr. Olsson was appointed as Vice President of Sales & Marketing of the Company effective on May 29, 2017 and became Executive Vice President and Chief Operating Officer of the Company's Consumer segment effective December 11, 2017. Mr. Olsson previously served as Vice President of Sales at Kauffman Tire from February 2014 to May 2017, where he was directly responsible for the operations and sales for the 62 stores in the southeast United States and served as a member of the Kauffman Tire Executive Leadership Team. From March 2006 to February 2014, Mr. Olsson worked at Sears Holdings, where he served under multiple field positions, including Region Manager with the Automotive Group in which he directly managed 215 stores during his tenure. Under Mr. Olsson's leadership at Sears Holdings, , he was directly responsible for sales and operations for the $300 million in sales revenue while managing all assets and people for 18 districts across 14 states in the southeast of the United States. . Mr. Olsson also served his country with active duty enlistment for the United States Air Force from January 2001 to March 2006 as a Combat Command Post Controller. Mr. Olsson is also a veteran with active campaign deployments for Operation Enduring Freedom and Operation Iraqi Freedom while serving with the NATO Joint Task Force in national security operations.. Mr. Olsson brings a wealth of experience and knowledge about the automotive industry and operations, including management of multi-location business.

Richard Geib - Executive Vice President- Additives and Glycols. Mr. Geib was appointed as Executive Vice President – Additives and Glycols on December 28, 2016. Mr. Geib previously served as the Company’s Chief Technical Officer, developing the Company’s GlyEco Technology™ from November 2011 to December 2015. Prior to that, Mr. Geib was employed for over twenty years with the Monsanto Company, a multinational agrochemical and agricultural biotechnology company, serving in various functions including engineering, manufacturing, marketing and sales. Mr. Geib served as Global Recycling Technologies’ Director of Technology and Development from July 2007 until the merger. Since 2002, Mr. Geib has served as the President of WEBA, which develops advanced additive packages for antifreeze and heat transfer fluid and used glycol treatment processes, including re-distillation and recovery technology.  Under Mr. Geib’s direction, WEBA launched its additive sales into Canada and Mexico.  From 1998 through 2002, Mr. Geib served as President of Additives Inc., a former chemical division of Silco Distributing Co., where he developed new products, added many domestic customers, began industry trade show participation, became chairman of ASTM Coolants Committee, and established a laboratory, customer service, production, and sales department.  From 1994 to 1998, Mr. Geib served as the Manager of the Chemical Division of Silco Distributing Company, where he developed and grew his division, developed products, designed a production plant, negotiated contracts for outside production, wrote marketing and technical literature, developed and implemented a sales program, arranged freight, and managed cash flow.  From 1990 to 1994, Mr. Geib served as the President of Chemical Sales Company.  From 1969 through 1989, Mr. Geib held several positions with Monsanto Company, including, Director of Sales, Detergents and Phosphates Division; Director, Process Chemicals, Europe/Africa at Monsanto’s Europe/Africa Headquarters, Brussels, Belgium; Strategic and Financial Planning Director, Process Chemicals Division; Business Manager for Maleic Anhydride, Chlor-Alkali, Phosphate Esters, Fumaric Acid, etc.; Plant Manager Monsanto’s W.G. Krummrich Plant; Operations Superintendent at Monsanto’s W.G. Krummrich Plant; Production Supervisor for the 4-Nitrodiphenylamine Chlorine and Caustic Soda/Potash plants; and Design and Plant Engineer at World Headquarters.

Employment / Consulting Agreements

Ian Rhodes

On December 30, 2016, the Company entered into an Employment Agreement with Ian Rhodes effective on December 30, 2016 (the “Rhodes Employment Agreement”) under the terms of which Mr. Rhodes serves as the Company’s Chief Executive Officer. The initial term of the Rhodes Employment Agreement was for a period of one year and such term automatically renews for successive one-year periods on each anniversary of the commencement date unless earlier terminated by Mr. Rhodes or the Company.

Pursuant to the Rhodes Employment Agreement, Mr. Rhodes is entitled to receive: (i) an annual base salary of $175,000 (the “Rhodes Initial Base Salary”); (ii) an annual incentive of up to 50% of the Rhodes Initial Base Salary based upon the achievement of certain performance goals; and (iii) a stock grant of 1,000,000 shares of Common Stock, which shares shall fully vest when the price per share of the Common Stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $0.20 per share. Mr. Rhodes is also eligible to participate in the Company’s long term equity inventive plan and to receive other such benefits as are generally available to officers of the Company.

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

Richard Geib

On December 28, 2016, the Company entered into an employment agreement with Richard Geib in connection with his appointment as Executive Vice President-Additives and Glycols of the Company (the “Geib Employment Agreement”). The initial term of the Geib Employment Agreement is for a period of three years (the “Geib Initial Term”), and the Geib Initial Term automatic renews thereafter for successive one-year periods on each anniversary of the commencement date, unless earlier terminated by Mr. Geib or by the Company.

Pursuant to the Geib Employment Agreement, Mr. Geib is entitled to receive: (i) an annual base salary of $150,000 (the “Geib Initial Base Salary”); (ii) an annual incentive of up to 35% of the Geib Initial Base Salary based upon the achievement of certain performance goals; and (iii) a stock grant of 1,000,000 shares of Common Stock, which shares shall fully vest when the price per share of the Common Stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $0.20 per share. Mr. Geib is also eligible to participate in the Company’s long term equity inventive plan and to receive other such benefits as are generally available to officers of the Company.

If Mr. Geib terminates his employment for good reason, as defined in the Geib Employment Agreement, or is terminated by the Company other than for cause, as defined in the Geib Employment Agreement, the Company is required to pay Mr. Geib the lesser of: (i) twelve months of his then current base salary, as defined in the Geib Employment Agreement; or (ii) the amount of base salary which would have been payable to him had the employment term, as defined in the Geib Employment Agreement, continued until the end of the Geib Initial Term or the then current one-year term renewal period.

Brian Gelman

On June 12, 2017, the Company entered into a letter agreement, which was effective as of June 15, 2017, with Brian Gelman (the “Gelman Letter Agreement”), establishing his compensation as Chief Financial Officer. Pursuant to the terms of the Gelman Letter Agreement, the Company agreed to pay Mr. Gelman an annual base salary of $150,000, subject to annual review. Mr. Gelman also received a $10,000 signing bonus payable in one lump sum. Mr. Gelman is eligible for a targeted cash bonus of 35% of his base salary based on performance goals established by the Company. Mr. Gelman is also eligible to participate in the employee benefit plans and programs generally available to officers of the Company.

Mr. Gelman was granted 750,000 shares of the Common Stock, which shares shall vest when the market price of the Common Stock trades at or above $0.20 for the previous 30-day volume weighted average price.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities on Forms 3, 4 and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Specific due dates for such Section 16(a) reports have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file reports by such dates during the fiscal year ended December 31, 2017. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that during the fiscal year ended December 31, 2017, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than 10% stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Scott P. Nussbaum	2	1 transaction was not reported on a timely basis upon the acquisition of warrants to purchase common stock; 1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.
Dwight Mamanteo	2	1 transaction was not reported on a timely basis upon the acquisition of warrants to purchase common stock; 1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.
Ian Rhodes	7	1 transaction was not reported on a timely basis upon the acquisition of warrants to purchase common stock; 2 transactions were not reported on a timely basis upon the acquisition of restricted Common Stock; 4 transactions were not reported on a timely basis upon the acquisition of Common Stock.
Charles Trapp	2	1 transaction was not reported on a timely basis upon the acquisition of warrants to purchase common stock; 1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.
Wynnefield Flynn Small Cap Value LP	2	1 transaction was not reported on a timely basis upon the acquisition of warrants to purchase common stock; 1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
Scott Krinsky	3	Scott Krinsky’s Form 3 was not filed on a timely basis; 1 transaction was not reported on a timely basis upon the acquisition of restricted Common Stock; 1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

David Ide	2	1 transaction was not reported on a timely basis upon the acquisition of restricted Common Stock; 1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.
Frank Kneller	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.
Richard Geib	12	2 transactions were not reported on a timely basis upon the acquisition of Common Stock; 5 transactions were not reported on a timely basis upon the acquisition of options with rights to buy; 5 transactions were not reported on a timely basis upon the acquisition of warrants to purchase common stock.
Michael Olsson	1	1 transaction was not reported on a timely basis upon the filer's appointment as an officer of the Company.

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

Item 11. Executive Compensation

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”) or acted in a similar capacity and the Company’s two other mostly highly compensated executive officers during the last completed fiscal year, regardless of compensation level, as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Rhodes, CEO, President and Interim CFO (PEO) (1)	2017	$200,000	10,000	-	-	-	-	-	$210,000
	2016	$128,776	-	195,181	-	-	-	-	$323,957

Brian Gelman, CFO and Vice-President (2)	2017	$80,962	-	47,452	-	-	-	-	$128,414
Richard Geib, Executive Vice-President (3)	2017	$150,000							$150,000

(1)	Mr. Rhodes was appointed Chief Executive Officer, President and Interim Chief Financial Officer effective on December 5, 2016. From February 22, 2016 until December 5, 2016, Mr. Rhodes served as Chief Financial Officer of the Company.
(2)	Mr. Gelman was appointed Chief Financial Officer on July 5, 2017.
(3)	Mr. Geib was appointed Executive Vice President – Additives and Glycols effective on December 28, 2016.
(4)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation—Stock Compensation.

Option/SAR Grants in Fiscal Year Ended December 31, 2017

None.

Option/SAR Grants in Fiscal Year Ended December 31, 2016

None.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2017.

Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/Warrant Exercise Price ($/Sh)	Option/Warrant Expiration Date
Ian Rhodes	31,250	-	$0.08	12/27/2019

Equity Award Plans

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

There are an aggregate of 6,500,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of March 30, 2018, we have issued 5,748,230 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan was filed as Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012 and is incorporated by reference herein.

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

The 2012 Plan includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company. 5,748,230 stock options have been granted under the 2012 Plan.

 Plan Administration

The 2012 Plan is administered by the Board of Directors of the Company (the “Board”). The Board may delegate all or any portion of its authority and duties under the 2012 Plan to one or more committees appointed by the Board and consisting of at least one member of the Board, under such conditions and limitations as the Board may from time to time establish. Notwithstanding anything contained in the 2012 Plan to the contrary, only the Board or a committee thereof composed of two or more “Non-Employee Directors” (as that term is defined in Rule 16b-3 of the Exchange Act may make determinations regarding grants of awards to executive officers, directors, and 10% stockholders of the Company (“Affiliates”).

The Board and/or any committee that has been delegated the authority to administer the 2012 Plan, as the case may be, is referred to as the “Plan Administrator.”

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

Eligibility

Any employee, director, proposed employee or director, independent contractor (or employee or agent thereof), or other agent or person who provides valuable services to the Company is eligible to receive awards under the 2012 Plan. With respect to awards that are options, directors who are not employees of the Company, proposed non-employee directors, proposed employees, and independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors) are eligible to receive only Nonqualified Stock Options.

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

Payment; No Deferrals

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

Consideration

The Board or Committee will grant stock options under the 2012 Plan in consideration for services rendered. There will be no other consideration received or to be received by the Company or any of its subsidiaries for the granting or extension of stock options under the 2012 Plan.

 2017 Incentive Compensation Plan

In September, 2017, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2017 Incentive Compensation Plan (the “2017 ICP”). The 2017 ICP was approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders on November 14, 2017.

The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the 2017 ICP is limited to 10,000,000 shares of Common Stock pursuant to awards of Restricted Shares or Options. The number of shares of Common Stock that are the subject of awards under the 2017 ICP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the 2017 ICP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the 2017 ICP and will not again be available for issuance under the 2017 ICP.

Purpose of the 2017 ICP

The purpose of the 2017 ICP is to attract, retain, and motivate employees, directors, advisors, independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors), and other persons who provide valuable services to the Company by providing them with the opportunity to acquire a proprietary interest in the Company and to link their interest and efforts to the long-term interests of the Company’s stockholders. The Company believes that increased share ownership by such persons will more closely align stockholder and employee interests by encouraging a greater focus on the profitability of the Company. The Company has reserved and authorized the issuance of up to 10,000,000 shares of the Company’s Common Stock pursuant to awards granted under the 2017 ICP, subject to adjustment in the case of any stock dividend, forward or reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares or any like capital adjustment.

The 2017 ICP includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under the Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company.

Plan Administration

The 2017 ICP is administered by the Company’s Board of Directors or the Compensation Committee. The Board has full authority, subject to the terms of the 2017 ICP, to establish rules and regulations for the proper administration of the 2017 ICP, to select the employees, directors and consultants to whom awards are granted, and to set the dates of grants, the types of awards that shall be made and the other terms of the awards. When granting awards, the Board will consider such factors as an individual’s duties and present and potential contributions to the Company’s success and such other factors as the Board in its discretion shall deem relevant. The Board may also correct any defect or supply any omission or reconcile any inconsistency in the 2017 ICP or in any agreement relating to an award in the manner and to the extent it shall deem expedient to carry it into effect.

Eligibility

All employees, directors and consultants of the Company are eligible to participate in the 2017 ICP. The selection of those eligible employees, directors and consultants who will receive Restricted Shares is within the discretion of the Board. With respect to awards that are options, directors who are not employees of the Company, proposed non-employee directors, proposed employees, and independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors) will be eligible to receive only Nonqualified Stock Options.

Corporate Change and Other Adjustments

Upon the occurrence of a Change of Control (as such term is defined in the 2017 ICP), all restrictions and conditions applicable to the Restricted Shares held by participants shall immediately lapse. “Change in Control” shall mean a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or the sale, transfer or other disposition of all or substantially all of the Company’s assets to a non-affiliate of the Company.

The maximum number of shares of Common Stock that may be issued under the 2017 ICP and the maximum number of shares of Common Stock that may be issued to any one individual and the other individual award limitations, as well as the number and price of shares of Common Stock or other consideration subject to an award under the 2017 ICP, will be appropriately adjusted by the Board in the event of changes in the outstanding Common Stock by reason of recapitalizations, reorganizations, mergers, consolidations, combinations, split-ups, split-offs, spin-offs, exchanges or other relevant changes in capitalization or distributions to the holders of Common Stock occurring after an award is granted.

Options

Term of Option.

The term of each option will be as specified by the Board at the date of grant but shall not be exercisable more than ten (10) years after the date of grant.

Option Price.

The option price will be determined by the Board and may not be less than the fair market value of a share of Common Stock on the date that the Option is granted.

Repricing Restrictions.

Except for adjustments for certain changes in the Common Stock, the Board may not, without the approval of our stockholders, amend any outstanding option agreement that evidences an Option grant to lower the Option price (or cancel and replace any outstanding option agreement with an option agreement having a lower Option price).

Size of Grant.

Subject to any limitations set forth in the 2017 ICP, the number of shares of Common Stock for which an Option is granted to an employee, director or consultant will be determined by the Board.

Payment.

The Option price upon exercise may be paid by an optionee in any combination of the following: (a) cash, certified check, bank draft or postal or express money order for an amount equal to the Option price under the Option, (b) an election to make a cashless exercise through a registered broker-dealer (if approved in advance by the Board or one of our executive officers) or (c) any other form of payment which is acceptable to the Board.

Option Agreement.

All Options will be evidenced by a written agreement containing provisions consistent with the 2017 ICP and such other provisions as the Board deems appropriate. The terms and conditions of the respective option agreements need not be identical. The Board may, with the consent of the participant, amend any outstanding option agreement in any manner not inconsistent with the provisions of the 2017 ICP, including amendments that accelerate the exercisability of the Option.

Other Stock-Based Awards

Stock Appreciation Rights.

The Plan Administrator may grant stock appreciation rights, either in tandem with a stock option granted under the 2017 ICP or with respect to a number of shares for which no option has been granted. A stock appreciation right will entitle the holder to receive, with respect to each share of stock as to which the right is exercised, payment in an amount equal to (i) the excess of the Fair Market Value of one share of Common Stock on the date the right is exercised, over (ii) the Fair Market Value of one share of Common Stock on the date the right is granted; provided, however, that in the case of stock appreciation rights granted in tandem with or otherwise related to any award under the 2017 ICP, the grant price per share will be at least the Fair Market Value per share of Common Stock on the date the right was granted. The Plan Administrator may establish a maximum appreciation value payable for stock appreciation rights and such other terms and conditions for such rights as the Plan Administrator may determine, in its sole and absolute discretion.

Restricted Stock Awards.

The Plan Administrator may grant restricted stock awards consisting of shares of Common Stock or denominated in units of Common Stock in such amounts as determined by the Plan Administrator, in its sole and absolute discretion. Restricted stock awards may be subject to (i) forfeiture of such shares upon termination of employment or Service (as defined below) during the applicable restriction period, (ii) restrictions on transferability, (iii) limitations on the right to vote such shares, (iv) limitations on the right to receive dividends with respect to such shares, (v) attainment of certain performance goals, such as those described in Section 5.8(c) of the 2017 ICP, and (vi) such other conditions, limitations, and restrictions as determined by the Plan Administrator, in its sole and absolute discretion, and as set forth in the instrument evidencing the award. These restrictions may lapse separately or in combinations or may be waived at such times, under such circumstances, in such installments, or otherwise as determined by the Plan Administrator, in its sole and absolute discretion. Certificates representing shares of Common Stock subject to restricted stock awards will bear an appropriate legend and may be held subject to escrow and such other conditions as determined by the Plan Administrator until such time as all applicable restrictions lapse.

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

Other Stock-Based Awards.

The Plan Administrator may grant such other awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of Common Stock, as may be deemed by the Plan Administrator to be consistent with the purposes of the 2017 ICP and applicable laws and regulations. Such other awards may include, without limitation, (i) shares of Common Stock awarded purely as a bonus and not subject to any restrictions or conditions, (ii) convertible or exchangeable debt or equity securities, (iii) other rights convertible or exchangeable into shares of Common Stock, and (iv) awards valued by reference to the value of shares of Common Stock or the value of securities or the performance of specified subsidiaries of the Company.

Transfer Restrictions and Forfeiture Obligations.

Pursuant to a Restricted Share award, shares of Common Stock may be issued or delivered to the employee, director or consultant at the time the award is made without any payment to us (other than for any payment amount determined by the Board in its discretion), but such shares of Common Stock will be subject to certain restrictions on the disposition thereof and certain obligations to forfeit and surrender such shares to us as may be determined in the discretion of the Board. The Board may provide that the restrictions on disposition and the obligations to forfeit the shares of Common Stock will lapse based on (i) the attainment of one or more performance measures established by the Board, (ii) the continued employment or service with the Company for a specified period or (iii) the occurrence of any event or the satisfaction of any other condition specified by the Board in its sole discretion. Upon the issuance of shares of Common Stock pursuant to a Restricted Share award, except for the foregoing restrictions and unless otherwise provided, the recipient of the award will have all the rights of a stockholder with respect to such shares, including the right to vote such shares and to receive all dividends paid with respect to such shares, which dividends will accrue and be paid when the forfeiture restrictions applicable to the Restricted Share award have lapsed. At the time of such award, the Board may, in its sole discretion, prescribe additional terms, conditions, or restrictions relating to Restricted Share awards, including rules pertaining to the effect of the termination of employment or service as a director or consultant of a recipient of Restricted Shares (by reason of retirement, disability, death or otherwise) prior to the lapse of any applicable restrictions.

Other Terms and Conditions.

The Board may establish other terms and conditions for the issuance of Restricted Shares under the 2017 ICP.

 Amendments

The Board may from time to time amend the 2017 ICP; however, any change that would impair the rights of a participant with respect to an award theretofore granted will require the participant’s consent. Further, without the prior approval of our stockholders, the Board may not amend the 2017 ICP to change the class of eligible individuals or increase the number of shares of Common Stock that may be issued under the 2017 ICP.

2017 Employee Stock Purchase Plan

On September 29, 2017, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP was approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders on November 14, 2017.

All initially capitalized terms not otherwise defined here shall have the meanings given to those terms in the 2017 ESPP.

Under the 2017 ESPP, the Company may grant eligible employees the right to purchase our Common Stock through payroll deductions at a price equal to the lesser of the fifteen percent (15%) of the fair market value of a share of Common Stock on the Exercise Date of the current Offering Period or fifteen percent (15%) of the fair market value of our Common Stock on the Grant Date of the then current Offering Period. The first offering period began on November 14, 2017. Thereafter, there will be consecutive six-month offering periods until January 2, 2022, or until the Plan is terminated by the Board, if earlier.

Purpose of the 2017 ESPP

The purpose of the 2017 ESPP is to encourage employee stock ownership by offering employees rights to purchase our Common Stock at discounted prices and without payment of brokerage costs. Our management believes that the 2017 ESPP offers a convenient means for our employees who might not otherwise own Common Stock to purchase and hold such an investment. Our management also believes that the discounted sale feature of the 2017 ESPP offers a meaningful incentive to participate, and that employees’ continuing economic interests as stockholders in Company performance and success should further enhance entrepreneurial spirit and contribute to the Company’s potential for growth and profitability.

Shares Subject to the 2017 ESPP

The 2017 ESPP covers a maximum of 10,000,000 shares of our Common Stock.  The maximum number of shares of Common Stock each participant may purchase during each Purchase Period, as well as the price per share and the number of shares of Common Stock covered by each option under the 2017 ESPP which has not yet been exercised shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been “effected without receipt of consideration.”  In the event of the proposed dissolution or liquidation of the Company, the Offering Period then in progress shall be shortened by setting a new Exercise Date that shall terminate immediately prior to the consummation of such proposed dissolution or liquidation.  In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each outstanding option shall be assumed or an equivalent option substituted by the successor corporation or a Parent or Subsidiary of the successor corporation, or a new Exercise Date will be set if such corporation refuses to assume such options.

Certificates evidencing the shares of Common Stock purchased upon exercise of a participant’s option will be issued by the Company’s transfer agent as promptly as practicable after each Exercise Date on which a purchase of shares occurs.

Eligibility

Any individual who is an employee of the Company or a Designated Subsidiary on the first Trading Day of each Offering Period shall be eligible to participate in the 2017 ESPP.  Employees who are ineligible to participate include (i) employees who have been employed less than 30 days prior to the applicable Offering Period (ii) employees whose customary employment with the Company is twenty (20) hours or less per week; (iii) employees whose customary employment with the Company for not more than five (5) months in any calendar year; and (iv) employees who are residents of or employed in any jurisdiction in which the 2017 ESPP is prohibited under Applicable Law.   An eligible employee may become a participant in the 2017 ESPP by completing a Subscription Agreement authorizing payroll deductions.

No employee shall be granted an option under the 2017 ESPP: (i) to the extent that, immediately after the grant, such employee would own stock of the Company and/or hold outstanding options to purchase such stock possessing five percent (5%) or more of the total combined voting power or value of all classes of the stock of the Company or of any Subsidiary thereof; or (ii) to the extent that his or her rights to purchase stock under all employee stock purchase plans of the Company and its Subsidiaries would accrue at a rate which exceeds Two-Thousand, Four-Hundred Dollars ($2,400) of fair market value of such stock for each calendar year in which such option is outstanding at any time.

Offering Periods

Offering Periods consist of the six (6) months period during which an option shall be granted and may be exercised pursuant to the Plan, commencing on the first Trading Day on or after January 1 and July 1 of each year following the approval of the 2017 ESPP by the Company’s stockholders and the Board of Directors, and terminating on the last Trading Day in the periods ending six (6) months later from each defined date.

Payroll Deductions

At the time a participant files his or her Subscription Agreement, he or she shall elect to have payroll deductions made on each payday during the Offering Period in an amount not exceeding twenty-five percent (25%) of the compensation that he or she receives on each payday during the Offering Period. All payroll deductions made for a participant shall be credited to his or her account under the 2017 ESPP and shall be withheld in whole percentages only. A participant may not make any additional payments into such account. To the extent necessary to comply with Section 423(b)(8) of the Code, a participant’s payroll deductions may be decreased to zero percent (0%) at any time during an Offering Period.

Purchase Price

A participant may purchase shares subject to the terms and conditions of the 2017 ESPP at the lesser of 85% of the Fair Market Value of a share of Common Stock on the Exercise Date of the current Offering Period or 85% of the Fair Market Value of a share of Common Stock on the Grant Date of the current Offering Period; provided however, that the Purchase Price may be adjusted by the Board or the Committee.

Exercise of Option

A participant’s option for the purchase of shares shall be exercised automatically on the Exercise Date, and the maximum number of full shares subject to option shall be purchased for such participant at the applicable Purchase Price with the accumulated payroll deductions in his or her account. No fractional shares shall be purchased; any payroll deductions accumulated in a participant’s account which are not sufficient to purchase a full share shall be retained in the participant’s account for the subsequent Offering Period. Any other monies left over in a participant’s account after the Exercise Date shall be returned to the participant or, at the election of the participant, maintained in the ESPP for use in subsequent Offering Periods. During a participant’s lifetime, a participant’s option to purchase shares hereunder is exercisable only by him or her.

If insufficient shares of Common Stock remain available in any Offering Period, the Company shall make a pro rata allocation of the shares of Common Stock available for purchase on such Enrollment Date or Exercise Date, as applicable, in as uniform a manner as shall be practicable and as it shall determine in its sole discretion to be equitable among all participants exercising options to purchase Common Stock on such Exercise Date, and continue all Offering Periods then in effect or terminate any or all other Offering Periods then in effect.

Withdrawal

A participant may withdraw all payroll deductions credited to his or her account and not yet used to exercise his or her option under the 2017 ESPP at any time by giving written notice to the Company. If a participant withdraws from an Offering Period, payroll deductions shall not resume at the beginning of the succeeding Offering Period unless the participant delivers to the Company a new Subscription Agreement. A participant’s withdrawal from an Offering Period shall not have any effect upon his or her eligibility to participate in any similar plan which may hereafter be adopted by the Company or in succeeding Offering Periods which commence after the termination of the Offering Period from which the participant withdraws.

Termination of Employment

Upon a participant’s ceasing to be an Employee, for any reason, he or she shall be deemed to have elected to withdraw from the 2017 ESPP and the payroll deductions credited to such participant’s account during the Offering Period but not yet used to exercise the option shall be returned to such participant or, in the case of his or her death, and such participant’s option shall be automatically terminated.

Administration

The Board of Directors of the Company or a duly authorized Committee of the Board, as determined in the sole discretion of the Board, shall administer the 2017 ESPP. The Board or the Committee shall have full and exclusive discretionary authority to construe, interpret and apply the terms of the 2017 ESPP, to determine eligibility and to adjudicate all disputed claims filed under the 2017 ESPP. Every finding, decision and determination made by the Board or the Committee shall, to the full extent permitted by law, be final and binding upon all parties.

Transferability

Neither payroll deductions credited to a participant’s account nor any rights with regard to the exercise of an option or to receive shares under the 2017 ESPP may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or to a designated beneficiary) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect.

Amendment

Subject to compliance with applicable law, but without shareholder consent and without regard to whether any participant rights may be considered to have been “adversely affected,” the Board or the Committee shall be entitled to make certain amendments to the 2017 ESPP and any rights to acquire Common Stock under the plan.  In the event the Board or the Committee determines that the ongoing operation of the 2017 ESPP may result in unfavorable financial accounting consequences, the Board or the Committee may, in its discretion and, to the extent necessary or desirable, modify or amend the ESPP to reduce or eliminate such accounting consequence. Such modifications or amendments shall not require stockholder approval or the consent of any 2017 ESPP participants.

Termination

The Board of Directors or the Committee may at any time and for any reason terminate or amend the 2017 ESPP. Subject to some exceptions, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors or the Committee on any Exercise Date if the Board or the Committee determines that the termination of the Offering Period or the 2017 ESPP is in the best interests of the Company and its stockholders.

Director Compensation

According to the Fiscal Year 2017 Director Compensation Plan, directors received a base director fee of either $12,500 paid quarterly in immediately vesting restricted stock or $10,000 paid quarterly in immediately vesting restricted stock with an additional 100,000 shares of performance based restricted stock paid upon the Common Stock maintaining a $0.20 price per share for a 30-day volume weighted average price. Additional compensation is available to be earned under the Fiscal Year 2017 Director Compensation Plan based on certain Board committee membership criteria.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended December 31, 2017.

Director	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards		Total
Dwight Mamanteo	$-	$-	$40,065	(1)	$40,065
Charles Trapp	$-	$-	$40,065	(2)	$40,065
Frank Kneller	$-	$-	$40,065	(3)	$40,065
David Ide	$-	$-	$40,065	(4)	$40,065
Scott Krinsky	$-	$-	$40,065	(5)	$40,065
Scott Nussbaum	$-	$-	$46,075	(6)	$46,075

(1) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Mamanteo was granted 83,333 shares on March 31, 2017 (valued at $10,000), 102,040 shares on June 30, 2017 (valued at $10,000), 130,720 shares on September 30, 2017 (valued at $10,065.44), and 112,360 shares on December 31, 2017 (valued at $10,000.).

(2) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Trapp was granted 83,333 shares on March 31, 2017 (valued at $10,000), 102,040 shares on June 30, 2017 (valued at $9,999.92), 130,720 shares on September 30, 2017 (valued at $10,065), and 112,360 shares on December 31, 2017 (valued at $10,000).

(3) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Kneller was granted 83,333 shares on March 31, 2017 (valued at $10,000), 102,040 shares on June 30, 2017 (valued at $10,000), 130,720 shares on September 30, 2017 (valued at $10,065), and 112,360 shares on December 31, 2017 (valued at $10,000).

(4) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Ide was granted 83,333 shares on March 31, 2017 (valued at $10,000), 102,040 shares on June 30, 2017 (valued at $10,000), 130,720 shares on September 30, 2017 (valued at $10,065), and 112,360 shares on December 31, 2017 (valued at $10,000).

(5) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Krinsky was granted 83,333 shares on March 31, 2017 (valued at $10,000), 102,040 shares on June 30, 2017 (valued at $10,000), 130,720 shares on September 30, 2017 (valued at $10,065), and 112,360 shares on December 31, 2017 (valued at $10,000).

(6) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Nussbaum was granted 95,833 shares on March 31, 2017 (valued at $11,500), 117,346 shares on June 30, 2017 (valued at $11,500), 150,330 shares on September 30, 2017 (valued at $11,575), and 129,210 shares on December 31, 2017 (valued at $11,500).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 30, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within sixty (60) days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named herein have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock(2)
Executive Officers and Directors

Dwight Mamanteo — Chairman of the Board	8,015,507	(3)	4.8%

David Ide — Director	3,203,208	(4)	1.9%

Charles F. Trapp — Director	7,415,769	(5)	4.5%

Frank Kneller — Director	1,970,228	(6)	1.2%

Scott Nussbaum — Director	3,901,157	(7)	2.4%

Scott Krinsky — Director	534,953	(8)	*

Ian Rhodes — Director, Chief Executive Officer	748,780	(9)	*

Brian Gelman — Chief Financial Officer	0	(10)	*

Michael Olsson—Chief Operating Officer	150,000	(11)	*

Richard Geib—Executive Vice President	0	(12)	*

Executive Officers and Directors as a group (10 persons)	25,939,602		15.7%

5% Stockholders

Wynnefield Capital Management, LLC 450 Seventh Avenue, Suite 509 New York, NY 10123	39,439,971	(13)	23.8%

*	Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is 230 Gill Way, Rock Hill, SC 29730 and our telephone number is (866) 960-1539.

(2)	Based on 165,438,061 shares of Common Stock outstanding as of March 30, 2018.

(3)	Includes (i) 50,000 shares of Common Stock issuable upon the exercise of options at $1.03 per share until January 15, 2024, and (ii) 15,000 shares of Common Stock issuable upon the exercise of options at $0.66 per share until September 30, 2024. Mr. Mamanteo also holds the following unvested stock, which is not included in the table above: 162,500 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $2.00 per share stock price for a 30-trading day volume weighted average price (“VWAP”) duration, and 350,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Mamanteo.

(4)	Includes (i) 10,000 shares of Common Stock issuable upon the exercise of options at $0.69 per share until June 30, 2024, and (ii) 50,000 shares of Common Stock issuable upon the exercise of options at $0.30 per share until December 18, 2024. Mr. Ide also holds the following unvested stock, which is not included in the table above: (i) 10,417 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $2.00 per share stock price for a 30-trading day VWAP duration, and 350,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30- trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Ide.

(5)	Includes (i) 50,000 shares of Common Stock issuable upon the exercise of options at $0.17 per share until May 22, 2025, and (ii) 468,750 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Trapp also holds the following unvested stock, which is not included in the table above: 175,676 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $2.00 per share stock price for a 30-trading day VWAP duration, and 350,000 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Trapp.

(6)	Includes 50,000 shares of Common Stock issuable upon the exercise of options at $0.14 per share until August 27, 2025. Mr. Kneller also holds the following unvested stock, which is not included in the table above: 350,000 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Kneller.

(7)	Mr. Nussbaum also holds the following unvested stock, which is not included in the table above: 1,100,000 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Nussbaum.

(8)	Mr. Krinsky holds the following unvested stock, which is not included in the table above: 1,100,000 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Krinsky.

(9)	Includes 31,250 shares of Common Stock issuable upon the exercise of warrants at $0.08 per share until December 27, 2019. Mr. Rhodes also holds the following unvested stock, which is not included in the table above: 3,200,906 unvested shares of Common Stock granted pursuant to Mr. Rhodes’ Employment Agreement, 1,000,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration, and 2,200,906 unvested shares of Common Stock, which shares shall vest upon the Common Stock achieving certain 30-trading day VWAPs, as follows: 20% will vest at $0.30 per share, 30% will vest at $0.40 per share, 30% will vest at $0.50 per share, and 20% will vest at $0.60 per share. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Rhodes.

(10)	Mr. Gelman holds the following unvested stock, which is not included in the table above: 750,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Gelman.

(11)	Mr. Olsson holds the following unvested stock, which is not included in the table above: 500,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Olsson

(12)	Mr. Geib holds the following unvested stock, which is not included in the table above: 1,000,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $0.20 per share stock price for a 30-trading day VWAP duration. In the event that any of such shares vest hereafter, such shares shall be included in the number of shares of Common Stock beneficially owned by Mr. Geib.

(13)	Entities included: Wynnefield Partners Small Cap Value, L.P.I, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan. Information is based on a Schedule 13D/A filed with the SEC on August 18, 2017. Mr. Mamanteo, Chairman of our Board of Directors, serves as a Portfolio Manager at Wynnefield Capital.

Equity Compensation Plan Information

The following summary information is as of December 31, 2017 and relates to our 2007 Stock Incentive Plan, 2012 Equity Incentive Plan, 2017 Incentive Compensation Plan and 2017 Employee Stock Purchase Plan, pursuant to which we may grant options to purchase our Common Stock:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	6,647,606	$0.60	-

2012 Equity Incentive Plan	5,748,230	$0.80	751,770

2017 Equity Incentive Plan	-	$-	10,000,000

2017 Employee Stock Purchase Plan	-	$-	10,000,000

Equity compensation plans not approved by security holders:

None	-	-	-
Total	12,395,836	$0.69	20,751,770

Change in Control

Except as set forth herein, there are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements, during the past two years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, or beneficial owners of more than 5% of our outstanding Common Stock or any of the immediate family members of any of the foregoing that involved amounts that exceeded or will exceed the lesser of 1% of our total assets or $120,000 other than as described below:

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 5% Notes to Wynnefield Partners I, Wynnefield Partners and Wynnefield Offshore, all of which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. As of April 17, 2017, the 5% Notes were repaid in full.

On December 27, 2016, we entered into debt agreements for an aggregate principal amount of $1,810,000 from the offering and issuance of 8% Notes and warrants to purchase up to 5,625,000 shares of our Common Stock. The 8% Notes and warrants were sold to Dwight Mamanteo, our Chairman of the Board, Charles F. Trapp and Scott Nussbaum, members of our Board of Directors, Ian Rhodes, our then Chief Executive Officer and current Chief Executive Officer and director, Wynnefield Capital, an affiliate of the Company, and certain family members of Mr. Mamanteo and of Mr. Nussbaum.  On August 10, 2017, the Company repaid the remaining $260,000 of 8% Notes through a conversion of debt and the issuance of Common Stock and a cash repayment. As of December 31, 2017, the warrants were exercised for 4,218,750 shares of Common Stock.

Our Audit Committee considers and approves or disapproves any related person transaction.

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

Ian Rhodes does not qualify as an “independent director,” as Mr. Rhodes is currently the Chief Executive Officer of the Company.

Item 14.  Principal Accounting Fees and Services

The Company engaged KMJ Corbin & Company LLP (“KMJ Corbin”) to serve as its independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

Set forth below are the fees paid to KMJ Corbin for each of the last two fiscal years:

Audit Fees

Set below are the aggregate fees billed for each of the last two fiscal years for professional services rendered by KMJ Corbin for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by KMJ Corbin in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

Auditor:	2017	2016
KMJ Corbin & Company LLP	$122,955	$117,135

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by KMJ Corbin that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2017	2016
KMJ Corbin & Company LLP	$33,000	$-

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by KMJ Corbin for tax compliance, tax advice, and tax planning.

	2017	2016
KMJ Corbin & Company LLP	$-	$-

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by KMJ Corbin, other than the services reported above.

	2017	2016
KMJ Corbin & Company LLP	$-	$-

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services, the engagement is approved by the Audit Committee of the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	All Financial Statements

The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)	The following are exhibits to this Annual Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Annual Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011.(1)
2.2	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd. (1)
2.3	Stock Purchase Agreement by and between GlyEco, Inc., WEBA Technology Corp., and the shareholders of WEBA Technology Corp., dated December 27, 2016. (20)
2.4	Stock Purchase Agreement by and between GlyEco, Inc., Recovery Solutions & Technologies, Inc., and the shareholders of Recovery Solutions & Technologies, Inc., dated December 27, 2016.(20)
3.1(i)(a)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of State of Nevada on October 21, 2011.(1)
3.1(i)(b)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011.(1)
3.1(i)(c)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011.(1)
3.1(i)(d)	Certificate of Designation of Series AA Preferred Stock.(1)
3.1(ii)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014.(15)
4.1	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC , as Custodian.(2)
4.2	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.3	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.4	Form of Subscription Rights Certificate for 2016 Rights Offering(17)
10.1	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.(5)
10.2	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (6)
10.3	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (7)
10.4	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.(8)
10.5	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5(9)
10.6	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5 (10)
10.7	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (11)
10.8	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc. (12)
10.9	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.(13)
10.10	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.(14)
10.11	Asset Purchase Agreement, dated June 15, 2016, by and among GlyEco Acquisition Corp., #3 and Brian’s On-Site Recycling, Inc.(20)
10.12	Amended and Restated Asset Transfer Agreement, by and between GlyEco, Inc. and Union Carbide Corporation, dated August 23, 2016, as amended on December 1, 2016.(20)
10.13	Form of 5% Notes Subscription Agreement.(20)
10.14	Form of 8% Notes Subscription Agreement.(20)
10.15+	Employment Agreement with Ian Rhodes, dated December 30, 2016.(20)

10.16+	Employment Agreement with Richard Geib, dated December 28, 2016(20)
10.17+	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide.(16)
10.18+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes.(17)
10.19+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag.(17)
10.20+	Amendment No. 1 to Employment Agreement, dated May 1, 2016, by and between GlyEco, Inc. and Grant Sahag.(18)
10.21+	2007 Stock Option Plan(3)
10.22+	2012 Equity Incentive Plan(3)
10.23+	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.(4)
10.24+*	2017 Incentive Compensation Plan
10.25+ *	2017 Employee Stock Purchase Plan
10.26	Bill of Sale, dated March 31, 2017, issued to NFS Leasing, Inc. (21)
10.27	Master Equipment Lease, dated March 31, 2017, by and among GlyEco, Inc., Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)
10.28	Security Agreement, dated March 31, 2017, between GlyEco, Inc. and NFS Leasing, Inc. (21)
10.29	Security Agreement, dated March 31, 2017, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)
10.30	Amended and Restated Security Agreement, dated March 1, 2018, between GlyEco, Inc. and NFS Leasing, Inc. (22)
10.31	Amended and Restated Security Agreement, dated March 1, 2018, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (22)
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company.(23)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Management Contracts and Compensatory Plans, Contracts or Arrangements.
*	Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the SEC on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the SEC on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the SEC on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.

(7)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(15)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on August 8, 2014, and incorporated by reference herein.
(16)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on September 11, 2015, and incorporated by reference herein.
(17)	Filed as an exhibit to the Form S-1/A filed by the Company with the SEC on November 24, 2016, and incorporated by reference herein.
(18)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 5, 2016, and incorporated by reference herein.
(19)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on June 24, 2016, and incorporated by reference herein.
(20)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 5, 2017, and incorporated by reference herein.
(21)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on April 17, 2017, and incorporated by reference herein.
(22)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on March 7, 2018, and incorporated by reference herein.
(23)	Filed as an exhibit to the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2017, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ Ian Rhodes
Date: April 2, 2018	Ian Rhodes Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Rhodes
Ian Rhodes	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018

/s/ Brian Gelman
Brian Gelman	Chief Financial Officer	April 2, 2018
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dwight Mamanteo
Dwight Mamanteo	Chairman of the Board of Directors	April 2, 2018

/s/ David Ide
David Ide	Director	April 2, 2018

/s/ Charles Trapp
Charles Trapp	Director	April 2, 2018

/s/ Frank Kneller
Frank Kneller	Director	April 2, 2018

/s/ Scott Nussbaum
Scott Nussbaum	Director	April 2, 2018

/s/ Scott Krinsky
Scott Krinsky	Director	April 2, 2018

Index of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011.(1)
2.2	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd. (1)
2.3	Stock Purchase Agreement by and between GlyEco, Inc., WEBA Technology Corp., and the shareholders of WEBA Technology Corp., dated December 27, 2016. (20)
2.4	Stock Purchase Agreement by and between GlyEco, Inc., Recovery Solutions & Technologies, Inc., and the shareholders of Recovery Solutions & Technologies, Inc., dated December 27, 2016.(20)
3.1(i)(a)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of State of Nevada on October 21, 2011.(1)
3.1(i)(b)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011.(1)
3.1(i)(c)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011.(1)
3.1(i)(d)	Certificate of Designation of Series AA Preferred Stock.(1)
3.1(ii)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014.(15)
4.1	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.2	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.3	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)

4.4	Form of Subscription Rights Certificate for 2016 Rights Offering(17)
10.1	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.(5)
10.2	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (6)
10.3	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (7)
10.4	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.(8)
10.5	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5(9)
10.6	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5 (10)
10.7	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (11)
10.8	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc. (12)
10.9	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.(13)
10.10	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.(14)

10.11	Asset Purchase Agreement, dated June 15, 2016, by and among GlyEco Acquisition Corp., #3 and Brian’s On-Site Recycling, Inc.(20)
10.12	Amended and Restated Asset Transfer Agreement, by and between GlyEco, Inc. and Union Carbide Corporation, dated August 23, 2016, as amended on December 1, 2016.(20)
10.13	Form of 5% Notes Subscription Agreement.(20)
10.14	Form of 8% Notes Subscription Agreement.(20)
10.15+	Employment Agreement with Ian Rhodes, dated December 30, 2016.(20)
10.16+	Employment Agreement with Richard Geib, dated December 28, 2016(20)
10.17+	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide.(16)
10.18+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes.(17)
10.19+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag.(17)
10.20+	Amendment No. 1 to Employment Agreement, dated May 1, 2016, by and between GlyEco, Inc. and Grant Sahag.(18)
10.21+	2007 Stock Option Plan(3)
10.22+	2012 Equity Incentive Plan(3)
10.23+	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.(4)
10.24+*	2017 Incentive Compensation Plan
10.25+*	2017 Employee Stock Purchase Plan
10.26	Bill of Sale, dated March 31, 2017, issued to NFS Leasing, Inc. (21)
10.27	Master Equipment Lease, dated March 31, 2017, by and among GlyEco, Inc., Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)
10.28	Security Agreement, dated March 31, 2017, between GlyEco, Inc. and NFS Leasing, Inc. (21)
10.29	Security Agreement, dated March 31, 2017, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)

10.30	Amended and Restated Security Agreement, dated March 1, 2018, between GlyEco, Inc. and NFS Leasing, Inc. (22)
10.31	Amended and Restated Security Agreement, dated March 1, 2018, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (22)
14.1*	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company.(23)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Management Contracts and Compensatory Plans, Contracts or Arrangements.
*	Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the SEC on January 18, 2012, and incorporated by reference herein.

(3)	Filed as an exhibit to the Form 10-K filed by the Company with the SEC on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the SEC on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(15)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on August 8, 2014, and incorporated by reference herein.
(16)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on September 11, 2015, and incorporated by reference herein.
(17)	Filed as an exhibit to the Form S-1/A filed by the Company with the SEC on November 24, 2016, and incorporated by reference herein.
(18)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 5, 2016, and incorporated by reference herein.
(19)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on June 24, 2016, and incorporated by reference herein.
(20)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 5, 2017, and incorporated by reference herein.
(21)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on April 17, 2017, and incorporated by reference herein.
(22)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on March 7, 2018, and incorporated by reference herein.
(23)	Filed as an exhibit to the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2017, and incorporated by reference herein.

