Form 10-Q
period 2018-03-31
GlyEco, Inc.
filed 2018-05-15
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Yes ☐  No ☒

As of May 14, 2018, the registrant has 166,593,661 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash	$404,290	$111,302
Cash - restricted	—	6,642
Accounts receivable, net	1,146,652	1,546,367
Prepaid expenses	473,135	360,953
Inventories	632,550	564,133
Total current assets	2,656,627	2,589,397

Property, plant and equipment, net	3,990,351	3,897,950

Other Assets
Deposits	436,450	436,450
Goodwill	3,822,583	3,822,583
Other intangible assets, net	2,144,098	2,266,654
Total other assets	6,403,131	6,525,687

Total assets	$13,050,109	$13,013,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,011,095	$2,921,406
Contingent acquisition consideration	1,503,113	1,509,755
Notes payable – current portion	310,712	297,534
Capital lease obligations – current portion	434,842	377,220
Total current liabilities	5,259,762	5,105,915

Non-Current Liabilities
Notes payable – non-current portion, net of debt discount	3,759,047	2,953,631
Capital lease obligations – non-current portion	1,094,814	1,085,985
Total non-current liabilities	4,853,861	4,039,616

Total liabilities	10,113,623	9,145,531

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, 300,000,000 shares authorized; $0.0001 par value; 166,593,661 and 165,288,061 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	16,659	16,529
Additional paid-in capital	46,133,997	45,847,572
Accumulated deficit	(43,214,170)	(41,996,598)
Total stockholders’ equity	2,936,486	3,867,503

Total liabilities and stockholders’ equity	$13,050,109	$13,013,034

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Sales, net	$3,001,010	$2,290,321
Cost of goods sold	2,449,100	2,150,586
Gross profit	551,910	139,735

Operating expenses:
Consulting fees	48,591	53,426
Share-based compensation	119,888	136,986
Salaries and wages	662,231	343,055
Legal and professional	330,439	160,991
General and administrative	482,032	357,213
Total operating expenses	1,643,181	1,051,671

Loss from operations	(1,091,271)	(911,936)

Other expense:
Interest expense	109,050	196,218
Total other expense	109,050	196,218

Loss before provision for income taxes	(1,200,321)	(1,108,154)

Provision for income taxes	17,251	756

Net loss	$(1,217,572)	$(1,108,910)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	165,424,728	126,269,222

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2018

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2017	165,288,061	$16,529	$45,847,572	$(41,996,598)	$3,867,503

Share-based compensation	1,305,600	130	119,758	—	119,888

Relative fair value of warrants to purchase common stock in connection with notes payable	—	—	166,667	—	166,667

Net loss	—	—	—	(1,217,572)	(1,217,572)

Balance, March 31, 2018	166,593,661	$16,659	$46,133,997	$(43,214,170)	$2,936,486

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(1,217,572)	$(1,108,910)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,722	114,024
Amortization	122,556	131,458
Share-based compensation expense	119,888	136,986
Amortization of debt discount	—	86,734
Loss on disposal of equipment	—	28,446
(Recoveries on) provision for bad debt	(36,123)	14,401
Changes in operating assets and liabilities:
Accounts receivable, net	435,838	(45,490)
Prepaid expenses	(46,307)	6,694
Inventories	(68,417)	(761,063)
Accounts payable and accrued expenses	89,689	886,638
Due to related parties	—	(4,375)

Net cash used in operating activities	(446,726)	(514,457)

Cash flows from investing activities
Purchases of property, plant and equipment	(83,572)	(318,692)
Cash paid for acquisition	—	(129,500)
Payment of contingent acquisition consideration	(6,642)	(17,899)
Net cash used in investing activities	(90,214)	(466,091)

Cash flows from financing activities
Repayment of notes payable	(80,614)	(21,410)
Repayment of capital lease obligations	(96,100)	(943)
Proceeds from issuance of notes	1,000,000	—

Net cash provided by (used in) financing activities	823,286	(22,353)

Net change in cash and restricted cash	286,346	(1,002,901)

Cash and restricted cash at beginning of the period	117,944	1,490,551

Cash and restricted cash at end of the period	$404,290	$487,650

Supplemental disclosure of cash flow information
Interest paid during period	$56,049	$9,177
Income taxes paid during period	$16,429	$756

Reconciliation of cash and restricted cash at end of period:
Cash	$404,290	$428,997
Restricted Cash	—	58,653
	$404,290	$487,650

Supplemental disclosure of non-cash investing and financing activities
Note payable issued for insurance premium	$65,875	$—
Acquisition of equipment with capital lease obligations	$162,551	$—
Relative fair value of warrants to purchase common stock issued in connection with notes payable	$166,667	$—

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

The Company was formed in the State of Nevada on October 21, 2011.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, RS&T, and our acquisition subsidiaries that were formed to acquire the processing and distribution centers listed above. Our current processing and distribution centers are held in six subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7, excluding #4.

Going Concern

The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The following represents an update for the three months ended March 31, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the Company’s audited consolidated financial statements and related notes included therein.

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
(3)	Each component of other comprehensive income or loss

Noncontrolling interests were not significant as of March 31, 2018 and December 31, 2017.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, among other criteria. We have two operating segments, the Consumer and Industrial segments (See Note 8).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance for doubtful accounts, the value of share-based compensation and warrants, the recoverability of property, plant and equipment, goodwill, other intangibles and the determination of their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Topic 606:

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in 2018 and 2017. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $134,339 and $213,136 as of March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories are reported at the lower of cost and net realizable value. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. Finished goods represents work-in-process items with additive costs added. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated net realizable values.  Net realizable value is the estimated selling price in the ordinary course of business less the cost to sell.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

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

Net Loss Per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. At March 31, 2018, these potentially dilutive securities included warrants to purchase of 9,973,124 of common stock and stock options to purchase 3,387,621 shares of common stock for a total of 13,360,745 shares of common stock. At March 31, 2017, these potentially dilutive securities included warrants to purchase 11,316,874 shares of common stock and stock options to purchase 7,950,093 shares of Common Stock for a total of 19,266,967 shares of common stock.

Share-based Compensation

All share-based payments to employees and non-employee directors, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with Accounting Standards Codification (“ASC”) 718. Compensation expense for share-based payments to employees and directors is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model or the Monte Carlo Simulation. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier. For awards with market conditions, compensation cost is recorded on the accelerated attribution method over the derived service period.

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

In the first quarter of 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. The new guidance was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt the new guidance using the modified retrospective transition method for all contracts not completed as of the date of adoption. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See the Revenue Recognition sub header and Note 3 for additional disclosures regarding the Company’s contracts with customers as well as the impact of adopting Topic 606.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 will not have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not yet selected a transition method and is currently assessing the impact of the adoption of ASU 2016-02 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Classification Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $76,552, $58,653 and $6,642 as of December 31, 2016, March 31, 2017 and December 31, 2017, respectively, as well as previously reported cash.

NOTE 3 – Revenue

Revenue Recognition

All of the Company’s revenue is derived from product sales. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers.” See discussion of principal activities for the Company’s operating segments in Note 8.

Product sales consist of sales of the Company’s products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Product sale contracts are short-term contracts where the time between order confirmation and satisfaction of all performance obligations is less than one year.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing, depending on business and geographic region. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. The Company has no obligations for returns and warranties. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended March 31, 2018
	Consumer	Industrial
Antifreeze	$1,652,196	$—
Ethylene Glycol	—	763,802
Additive	—	500,196
Windshield Washer fluid	82,174	—
Equipment	2,642	—
Total	$1,737,012	$1,263,998

Net Trade Revenue by Geographic Region	Three Months Ended March 31, 2018

US	$2,663,586
Canada	316,767
China	20,658
Total	$3,001,010

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does not have any contract assets or liabilities as of March 31, 2018 and December 31, 2017. The Company has utilized the practical expedient which enables the Company to expense commissions when incurred as they would be amortized over one year or less.

NOTE 4 – Inventories

The Company’s total inventories were as follows:

	March 31,	December 31,
	2018	2017
Raw materials	$252,130	$241,297
Work in process	20,800	69,991
Finished goods	359,620	252,845
Total inventories	$632,550	$564,133

NOTE 5 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

					Net Balance at
	Estimated			Accumulated	March 31,
	Useful Life	Cost	Additions	Amortization	2018
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$—	$(274,952)	$712,548

Non-compete agreements	5 years	1,199,000	—	(537,450)	661,550

Intellectual property	10 years	880,000	—	(110,000)	770,000

Total intangible assets		$3,066,500	$—	$(922,402)	$2,144,098

Goodwill	Indefinite	$3,822,583	$—	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 6 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	March 31,	December 31,
	2018	2017
Machinery and equipment	$4,910,771	$4,782,257
Leasehold improvements	275,973	275,973
Accumulated depreciation	(1,489,338)	(1,335,615)
	3,697,406	3,722,615
Construction in process	292,945	175,335
Total property, plant and equipment, net	$3,990,351	$3,897,950

NOTE 7– Stockholders’ Equity

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

As of March 31, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

As of March 31, 2018, the Company has 166,593,661 shares of common stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of the common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

2017 Employee Stock Purchase Plan

On September 29, 2017, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP was approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders on November 14, 2017.

Under the 2017 ESPP, the Company may grant eligible employees the right to purchase our common stock through payroll deductions at a price equal to the lesser of the eighty five percent (85%) of the fair market value of a share of common stock on the exercise date of the current offering period or eighty five percent (85%) of the fair market value of our common stock on the grant date of the then current offering period. The first offering period began on November 14, 2017. Thereafter, there will be consecutive six-month offering periods until January 2, 2022, or until the Plan is terminated by the Board, if earlier.

The Company recorded stock-based compensation expense related to the ESPP of $9,000 during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued the following shares of common stock for compensation:

On January 8, 2018, the Company issued 150,000 shares of common stock to one employee of the Company at a price of $0.06 per share for a value of $9,000.

On March 31, 2018, the Company issued an aggregate of 1,155,600 shares of common stock to six directors of the Company pursuant to the Company’s FY2018 Director Compensation Plan at a price of $0.065 per share for a value of $75,114.

A summary of the Company’s performance and market-based restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2018	14,279,498	$0.07
Restricted stock granted	—	—
Restricted stock vested	—	—
Restricted stock forfeited	(660,000)	0.07

Unvested at March 31, 2018	13,619,498	$0.07

During the three months ended March 31, 2018 and 2017, the Company recorded $26,774 and $34,126, respectively, related to the performance and market based restricted stock awards.

Options and warrants

During the three months ended March 31, 2018, the Company issued 5,000,000 warrants (See Note 9).

NOTE 8 – Segments

GlyEco conducts its operations in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of ASTM grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol. The RS&T facility current produces antifreeze and industrial grade ethylene glycol.

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

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended March 31, 2018, is presented below:

	Consumer	Industrial	Inter Segment Eliminations	Corporate	Total
Sales, net	$1,739,584	$1,608,325	$(346,899)	$—	$3,001,010
Cost of goods sold	1,569,187	1,226,812	(346,899)	—	2,449,100
Gross profit	170,397	381,513	—	—	551,910

Total operating expenses	713,536	392,434	—	537,211	1,643,181

Loss from operations	(543,139)	(10,921)	—	(537,211)	(1,091,271)

Total other expenses	(5,428)	(44,599)	—	(59,023)	(109,050)

Loss before provision for income taxes	$(548,567)	$(55,520)	$—	$(596,234)	$(1,200,321)

NOTE 9 – Notes Payable

Notes payable consist of the following:

	As of March 31, 2018	As of December 31, 2017
2018 10% Related Party Unsecured Notes, net of debt discount of $166,667	$833,333	$—
2017 Secured Note	99,157	104,990
2018 and 2017 Unsecured Note	200,399	188,060
2016 Secured Notes	286,870	308,115
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,069,759	3,251,165
Less current portion	(310,712)	(297,534)
Long-term portion of notes payable	$3,759,047	$2,953,631

2018 Related Party Unsecured Notes

10% Notes Issuance

On March 29, 2018, the Company entered into a subscription agreement (the “10% Notes Subscription Notes Agreement”) by and between the Company and various funds managed by Wynnefield Capital. The 10% Notes Subscription Agreement was the first tranche of a private placement (see Note 12). Pursuant to the 10% Notes Subscription Agreement, the Company offered and issued $1,000,000 in principal amount of 10% Senior Unsecured Promissory Notes (the “10% Notes”) and (ii) warrants (the “Warrants”) to purchase up to 5,000,000 shares of common stock of the Company. The Company received $1,000,000 in proceeds from the offering. The 10% Notes are scheduled to mature on May 4, 2019 (the “10% Note Maturity Date”). The 10% Notes bear interest at a rate of 10% per annum due on the 10% Note Maturity Date or as otherwise specified by the 10% Notes.

The Company allocated the proceeds received to the 10% Notes and the Warrants on a relative fair value basis at the time of issuance. The total debt discount of $166,667 will be amortized over the life of the 10% Notes to interest expense using the effective interest method. Amortization expense during the quarter ended March 31, 2018 was insignificant.

We estimated the fair value of the Warrants on the issuance date using a Black-Scholes pricing model with the following assumptions:

Warrants
Expected term	3 years
Volatility	143.81%
Risk Free Rate	2.39%

The proceeds of the 10% Notes were allocated to the components as follows:

Proceeds allocated at issuance date
Notes	$833,333
Warrants	166,667
Total	$1,000,000

2018 and 2017 Unsecured Note

In October 2017 and later amended in January 2018, the Company entered into an unsecured note with Bank Direct to finance its insurance premiums (the “2018 and 2017 Unsecured Note”). The key terms of the 2018 and 2017 Unsecured Note include: (i) an original principal balance of $242,866, (ii) an interest rate of 5.4%, and (iii) a term of ten months. If the Company should default on the loan, Bank Direct may cancel the Company’s underlying insurance and the Company would only owe any earned but unpaid premium. This would be a minimal amount as deposits and payments are paid in advance to reduce the lender’s risk.

NOTE 10 – Related Party Transactions

Vice President of U.S. Operations

The former Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing and distribution center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor.

	2018	2017
Beginning Balance as of January 1,	$—	$5,123
Monies owed to related party for services performed	18,780	24,707
Monies paid	(18,780)	(28,014)
Ending balance as of March 31,	$—	$1,816

10% Notes

On March 29, 2018, we entered into debt agreements for an aggregate principal amount of $1,000,000 from the offering and issuance of 10% Notes to Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P, which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), an affiliate of the Company. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. (See Note 9 for additional information).

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

NOTE 12 – Subsequent Events

Closing of Private Placement

On April 6, 2018, the Company closed on a private placement (the “Private Placement”) of up to $2,500,000 million (the “Maximum Offering Amount) in principal amount of 10% Unsecured Promissory Notes (the “Notes”) and common stock purchase warrants to purchase up to 12,500,000 shares of the Company’s common stock pursuant to a Subscription Agreement (the “Subscription Agreement”) by and among the Company and each prospective investor. Each of the Notes will mature thirteen months from their issuance date (each a “Maturity Date”). The Private Placement will continue until the earlier of (a) the date upon which subscriptions for the Maximum Offering Amount have been received and accepted by the Company or (b) April 30, 2018, unless terminated at an earlier time by the Company, or unless extended by the Company in its sole discretion, without notice to or consent by prospective investors, to a date not later than May 15, 2018.

The Company closed a subsequent tranche of the Private Placement on April 10, 2018, with one of its directors, Charles F. Trapp (“Trapp”; and together with the Institutional Investors, the “Initial Investors” and each an “Initial Investor”), with respect to a Note with a principal amount of $50,000 (the “Trapp Note”; and together with the Institutional Notes, the “Initial Notes” and each an “Initial Note”) and a Warrant to purchase 250,000 shares of common stock (the “Trapp Warrant”; and together with the Institutional Warrants, the “Initial Warrants”).

The Company closed a subsequent tranche of the Private Placement on May 1, 2018, with one of its directors and its Chief Executive Officer, Ian Rhodes (“Rhodes”; and together with the Institutional Investors, the “Initial Investors” and each an “Initial Investor”), with respect to a Note with a principal amount of $50,000 (the “Rhodes Note”; and together with the Institutional Notes, the “Initial Notes” and each an “Initial Note”) and a Warrant to purchase 250,000 shares of common stock (the “Rhodes Warrant”; and together with the Institutional Warrants, the “Initial Warrants”).

The Company closed a subsequent tranche of the Private Placement on May 4, 2018, with various funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of Notes (the “Institutional Notes”) and Warrants to purchase an aggregate of 5,000,000 shares of common stock (the “Institutional Warrants”).

The proceeds from the purchase of all Notes and Warrants will be used primarily for working capital and general corporate purposes. The Initial Notes and Initial Warrants were issued pursuant to the Subscription Agreement, by and among the Company and each Initial Investor.

The Initial Notes bear interest at a rate of 10% per annum and shall be payable on the relevant Maturity Date along with the principal amount of the Initial Notes, plus any liquidated damages and other amounts due under the Initial Notes. At any time after issuance of the Institutional Notes or the Trapp Note, the Company may deliver to such investor a notice of prepayment with respect to any portion of the principal amount of the relevant Initial Note, and any accrued and unpaid interest thereon. Upon the occurrence of an event of default under the Initial Notes, the Company must repay to the Initial Investors a 125% premium of the outstanding principal amount of the Initial Notes and accrued and unpaid interest thereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Initial Notes.

The Initial Warrants are exercisable to purchase up to an aggregate of 5,250,000 shares of common stock (the “Initial Warrant Shares”; and together with the Initial Notes and the Initial Warrants, the “Initial Securities”) commencing on the date of issuance at an exercise price of $0.05 per share (the “Exercise Price”). The Initial Warrants will expire on the third anniversary of their date of issuance. The Exercise Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. An Initial Investor does not have a right to exercise its respective Initial Warrants to the extent that such exercise would result in such Initial Investor being the beneficial owner in excess of 4.99% (or, upon election of such Initial Investor, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2017, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed separately with the US Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan, “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and any updates to those risk factors filed from time in our Quarterly Reports on Form 10-Q including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our Consumer segment product offerings include:

●	Antifreeze/Coolant - We formulate several antifreeze products to meet ASTM and/or Original Equipment Manufacturers (“OEM”) manufacturer specifications for engine coolants. In addition, we custom blend antifreeze to customer specifications.

●	Heating, Ventilation and Air Conditioning (“HVAC”) Fluids - We formulate HVAC coolant to meet ASTM and/or OEM manufacturer specifications for HVAC fluids. In addition, we custom blend HVAC coolants to customer specifications.

●	Waste Glycol Disposal Services - Utilizing our fleet of collection/delivery trucks, we collect waste glycol from generators for recycling. We coordinate large batches of waste glycol to be picked up from generators and delivered to our processing and distribution centers for recycling or in some cases to be safely disposed.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

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

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets or whether the remaining balance of the long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

For the three-month period ended March 31, 2018, Net Sales were $3,001,010 compared to $2,290,321 for the three-month period ended March 31, 2017, representing an increase of $710,689, or approximately 31%. The increase in Net Sales was due to $667,644 of sales related to the Industrial Segment businesses compared to the same period in 2017. Net Sales, including intersegment sales for the three-month period ended March 31, 2018, were $1,739,584 and $1,608,325 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three-month period ended March 31, 2018, our Costs of Goods Sold was $2,449,100, compared to $2,150,586 for the three-month period ended March 31, 2017, representing an increase of $298,514, or approximately 14%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales.

Gross Profit

For the three-month period ended March 31, 2018, we realized a gross profit of $551,910, compared to a gross profit of $139,735 for the three-month period ended March 31, 2017. Gross profit, including intersegment sales, for the three-month period ended March 31, 2018 was $170,397 and $ 381,513 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three-month period ended March 31, 2018, was approximately 18%, compared to approximately 6% for the three-month period ended March 31, 2017. Gross profit margin, excluding intersegment sales for the three-month period ended March 31, 2018, was 10% and 24% for the Consumer and Industrial segments, respectively. The gross profit margin for the Consumer segment was positively impacted by increased sales and proportionately lower costs.

Operating Expenses

For the three-month period ended March 31, 2018, operating expenses increased to $1,643,181 from $1,051,671 for the three-month period ended March 31, 2017, representing an increase of $591,510, or approximately 56%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the three-month period ended March 31, 2018, was approximately 55%, compared to approximately 46% for the three-month period ended March 31, 2017.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $48,591 for the three-month period ended March 31, 2018, from $53,426 for the three-month period ended March 31, 2017, representing a decrease of $4,835 or 9%.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation decreased to $119,888 for the three-month period ended March 31, 2018, from $136,986 for the three-month period ended March 31, 2017, representing a decrease of $17,098, or 12%.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $662,231 for the three-month period ended March 31, 2018, from $343,055 for the three-month period ended March 31, 2017, representing an increase of $319,176 or 93%.   The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2017.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three-month period ended March 31, 2018, Legal and Professional Fees increased to $330,439 from $160,991 for the three-month period ended March 31, 2017, representing an increase of $169,448. The increase is primarily related to work performed in connection with special projects including tax, audit and IT needs.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the three-month period ended March 31, 2018, G&A Expenses increased to $482,032 from $357,213 for the three-month period ended March 31, 2017, representing an increase of $124,819, or approximately 35%. The increase is due to expenses related to the build out of our sales team, including the associated travel and training expenses.

Other Expense

For the three-month period ended March 31, 2018, Other Expense was $109,050 compared to $196,218 for the three-month period ended March 31, 2017, representing a decrease of $87,168. Other Expense consists of Interest Expense.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended March 31,
	2018	2017
GAAP net loss	$(1,217,572)	$(1,108,910)

Interest expense	109,050	196,218
Income tax expense	17,251	756
Depreciation and amortization	276,278	245,482
Share-based compensation	119,888	136,986
Adjusted EBITDA	$(695,105)	$(529,468)

Liquidity & Capital Resources; Going Concern

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies.  Cash provided by financing continues to be the Company’s primary source of funds. We believe that we can raise adequate funds through the issuance of equity or debt as necessary to continue to support our planned expansion.

For the three months ended March 31, 2018 and 2017, net cash used in operating activities was $446,726 and $514,457 respectively.  The decrease in cash used in operating activities is due to the significant period over period changes in accounts receivable, inventories and accounts payable and accrued expenses.

For the three months ended March 31, 2018, the Company used $90,214 in cash for investing activities, compared to the $466,091 used in the prior year’s period.  These amounts were comprised of capital expenditures for equipment.

For the three months ended March 31, 2018, net cash from financing activities was $823,286, which was comprised of $1,000,000 proceeds from a note payable, offset by payments made on other notes payable and capital lease obligations. For the three months ended March 31, 2017, we paid $22,353, in cash related to financing activities, primarily related to period debt payments.

As of March 31, 2018, we had $2,656,627 in current assets, including $404,290 in cash, $1,146,652 in accounts receivable and $632,550 in inventories. Cash increased from $111,302 as of December 31, 2017, to $404,290 as of March 31, 2018, primarily due to the timing of payments.

As of March 31, 2018, we had total current liabilities of $5,259,762 consisting primarily of accounts payable and accrued expenses of $3,011,095, contingent acquisition consideration of $1,503,113, and the current portion of notes payable of $310,712. As of March 31, 2018, we had total non-current liabilities of $4,853,861, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

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

In their report dated April 2, 2018 with respect to our consolidated financial statements for the years ended December 31, 2017 and 2016, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors.

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(446,726)	$(514,457)
Net cash used in investing activities	(90,214)	(466,091)
Net cash provided (used in) by financing activities	823,286	(22,353)
Net change in cash and restricted cash	286,346	(1,002,901)
Cash and restricted cash - beginning of period	117,944	1,490,551
Cash and restricted cash - end of period	$404,290	$487,650

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K filed on April 2, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, the Company issued unregistered securities as follows:

On January 8, 2018, the Company issued 150,000 shares of common stock to one employee of the Company at a price of $0.06 per share.  The shares were issued pursuant to Section 4(a)(2) because the employee had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employees made representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted.

On March 31, 2018, the Company issued an aggregate of 1,155,600 shares of common stock to six directors of the Company pursuant to the Company’s FY2018 Director Compensation Plan at a price of $0.065 per share. The shares were issued pursuant to Section 4(a)(2) because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale.

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

GlyEco, Inc.

Date: May 15, 2018	By: /s/ Ian Rhodes
Ian Rhodes
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)