Form 10-Q
period 2018-06-30
GlyEco, Inc.
filed 2018-08-14
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐  No ☒

As of August 13, 2018, the registrant has 1,348,292 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash	$142,933	$111,302
Cash - restricted	—	6,642
Accounts receivable, net	1,532,603	1,546,367
Prepaid expenses	355,008	360,953
Inventories	547,878	564,133
Total current assets	2,578,422	2,589,397

Property, plant and equipment, net	3,877,605	3,897,950

Other Assets
Deposits	436,800	436,450
Goodwill	3,822,583	3,822,583
Other intangible assets, net	2,021,543	2,266,654
Total other assets	6,280,926	6,525,687

Total assets	$12,736,953	$13,013,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,835,449	$2,921,406
Contingent acquisition consideration	1,503,113	1,509,755
Notes payable – current portion	2,057,802	297,534
Capital lease obligations – current portion	452,522	377,220
Total current liabilities	6,848,886	5,105,915

Non-Current Liabilities
Notes payable – non-current portion, net of debt discount	2,898,582	2,953,631
Capital lease obligations – non-current portion	972,573	1,085,985
Total non-current liabilities	3,871,155	4,039,616

Total liabilities	10,720,041	9,145,531

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 40,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.0001 per share: 300,000,000 shares authorized; 1,332,749 and 1,322,304 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	133	132
Additional paid-in capital	46,384,483	45,863,969
Accumulated deficit	(44,367,704)	(41,996,598)
Total stockholders’ equity	2,016,912	3,867,503

Total liabilities and stockholders’ equity	$12,736,953	$13,013,034

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$3,467,380	$2,918,097	$6,468,390	$5,208,418
Cost of goods sold	3,072,941	2,441,243	5,522,041	4,591,829
Gross profit	394,439	476,854	946,349	616,589

Operating expenses:
Consulting fees	25,553	165,536	74,144	218,962
Share-based compensation	121,573	94,548	241,461	231,534
Salaries and wages	554,182	363,546	1,216,413	706,601
Legal and professional	211,041	187,740	541,480	348,731
General and administrative	413,398	343,128	895,430	700,341
Total operating expenses	1,325,747	1,154,498	2,968,928	2,206,169

Loss from operations	(931,308)	(677,644)	(2,022,579)	(1,589,580)

Other expenses:
Interest expense	222,226	223,385	331,276	419,603
Total other expense, net	222,226	223,385	331,276	419,603

Loss before provision for income taxes	(1,153,534)	(901,029)	(2,353,855)	(2,009,183)

Provision for income taxes	-	1,197	17,251	1,953

Net loss	$(1,153,534)	$(902,226)	$(2,371,106)	$(2,011,136)

Basic and diluted loss per share	$(0.87)	$(0.88)	$(1.79)	$(1.97)

Weighted average number of common shares outstanding - basic and diluted	1,332,749	1,031,016	1,328,099	1,020,671

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2017	1,322,304	$132	$45,863,969	$(41,996,598)	$3,867,503

Share-based compensation	10,445	1	241,460	—	241,461

Relative fair value of warrants issued in connection with notes payable	—	—	279,054	—	279,054

Net loss	—	—	—	(2,371,106)	(2,371,106)

Balance, June 30, 2018	1,332,749	$133	$46,384,483	$(44,367,704)	$2,016,912

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(2,371,106)	$(2,011,136)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309,800	233,612
Amortization	245,111	263,775
Share-based compensation expense	241,461	231,534
Amortization of debt discount	66,404	174,416
Loss on disposal of equipment	—	28,446
(Recoveries on) provision for bad debt	(39,676)	37,086
Changes in operating assets and liabilities:
Accounts receivable, net	53,440	(266,922)
Prepaid expenses	71,820	(31,555)
Inventories	16,255	(883,280)
Deposits	(350)	(46,355)
Accounts payable and accrued expenses	(85,957)	730,536
Due to related parties	—	(6,191)

Net cash used in operating activities	(1,492,798)	(1,546,034)

Cash flows from investing activities
Purchases of property, plant and equipment	(126,904)	(520,113)
Cash paid for noncontrolling interest in RS&T	—	(129,500)
Payment of contingent acquisition consideration	(6,642)	(35,462)
Net cash used in investing activities	(133,546)	(685,075)

Cash flows from financing activities
Repayment of notes payable	(226,763)	(1,041,669)
Proceeds from sale-leaseback	—	1,700,000
Proceeds from exercise of warrants	—	275,000
Repayment of capital lease obligations	(200,661)	(74,093)
Proceeds from issuance of notes, net	2,078,757	—

Net cash provided by financing activities	1,651,333	859,238

Net change in cash and restricted cash	24,989	(1,371,871)

Cash and restricted cash at beginning of the period	117,944	1,490,551

Cash and restricted cash at end of the period	$142,933	$118,680

Supplemental disclosure of cash flow information
Interest paid during period	$205,123	$68,238
Income taxes paid during period	$16,429	$1,953

Reconciliation of cash and restricted cash at end of period:
Cash	$142,933	$77,590
Restricted Cash	—	41,090
	$142,933	$118,680

Supplemental disclosure of non-cash investing and financing activities
Note payable issued for insurance premium	$65,875	$—
Acquisition of equipment with capital lease obligations	$162,551	$1,700,000
Relative fair value of warrants issued in connection with notes payable	$279,054	$—

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

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and purchased 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology, now doing business as Glyeco West Virginia, Inc. (“Glyeco WV”) On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017, the Company purchased an additional 2.9% of Glyeco WV (for a total percentage ownership of 99.8% of Glyeco WV).

The Company was formed in the State of Nevada on October 21, 2011.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, RS&T, and our acquisition subsidiaries that were formed to acquire our processing and distribution centers. We currently have six (6) processing and distribution centers, which are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South California, (5) Tea, South Dakota, and (6) Landover, Maryland and are held in six (6) subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7, excluding #4.

Stock Split

On July 10, 2018, the Company effected a reverse stock split of its common stock, immediately followed by a forward stock split of its common stock. The ratio for the reverse stock split is fixed at 1-for-500 and the ratio for the forward stock split is fixed at 4-for-1, resulting in a net reverse split of 125 for 1. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern

The condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The following represents an update for the six months ended June 30, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated as a result of consolidation.

Noncontrolling Interests

The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the parent company’s equity. Noncontrolling interests’ partners have less than a 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the face of the consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

The Company provides either in the consolidated statements of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss;
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and
(3)	Each component of other comprehensive income or loss.

Noncontrolling interests were not significant as of June 30, 2018 and December 31, 2017.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance for doubtful accounts receivable, the value of share-based compensation and warrants, the recoverability of property, plant and equipment, goodwill, other intangibles and the determination of their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in the first quarter of 2018.

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

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in the three and six months ended June 30, 2018 and 2017. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $96,922 and $213,136 as of June 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material.

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

Net Loss Per Share Calculation

The basic net loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding during a period. Diluted loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in the diluted net loss per share calculation because their effect in both the three and six months ended June 30,  2018 and 2017 would be anti-dilutive. At June 30, 2018, these potentially dilutive securities included warrants to purchase 120,285 shares of common stock and stock options to purchase 27,101 shares of common stock for a total of 147,386 shares of common stock. At June 30, 2017, these potentially dilutive securities included warrants to purchase 63,035 shares of common stock and stock options to purchase 60,980 shares of common stock for a total of 124,015 shares of common stock.

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

In the first quarter of 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, FASB issued additional ASUs related to Topic 606 that delayed the effective date of ASU 2014-09 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt ASU 2014-09 using the modified retrospective transition method for all contracts not completed as of the date of adoption. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See “Revenue Recognition” in Note 2 and Note 3 for additional disclosures regarding the Company’s revenue recognition policies and contracts with customers.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 will not have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company has not yet selected a transition method and is currently assessing the impact that the adoption of ASU 2016-02 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Classification Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $76,552, $41,090 and $6,642 as of December 31, 2016, June 30, 2017 and December 31, 2017, respectively, as well as previously reported cash.

NOTE 3 – Revenue

Revenue Recognition

All of the Company’s revenue is derived from product sales. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers.” See discussion of the principal activities of the Company’s operating segments in Note 8.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended June 30, 2018
	Consumer	Industrial
Antifreeze	$1,327,263	$—
Ethylene Glycol	—	1,191,186
Additive	—	868,318
Windshield Washer fluid	75,342	—
Equipment	5,271	—
Total	$1,407,876	$2,059,504

Net Trade Revenue by Geographic Region	Three Months Ended June 30, 2018

US	$3,020,029
Canada	444,471
China	-
India	2,880
Total	$3,467,380

Net Trade Revenue by Principal Product Group	Six Months Ended June 30, 2018
	Consumer	Industrial
Antifreeze	$2,979,459	$—
Ethylene Glycol	—	1,954,988
Additive	—	1,368,514
Windshield Washer fluid	157,516	—
Equipment	7,913	—
Total	$3,144,888	$3,323,502

Net Trade Revenue by Geographic Region	Six Months Ended June 30, 2018

US	$5,683,614
Canada	761,238
China	20,658
India	2,880
Total	$6,468,390

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does not have any contract assets or liabilities as of June 30, 2018 and December 31, 2017. The Company has utilized the practical expedient which enables the Company to expense commissions when incurred as they would be amortized over one year or less.

NOTE 4 – Inventories

The Company’s total inventories were as follows:

	June 30,	December 31,
	2018	2017
Raw materials	$259,577	$241,297
Work in process	21,726	69,991
Finished goods	266,575	252,845
Total inventories	$547,878	$564,133

NOTE 5 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

					Net Balance at
	Estimated			Accumulated	June 30,
	Useful Life	Cost	Additions	Amortization	2018
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$—	$(325,027)	$662,473

Non-compete agreements	5 years	1,199,000	—	(587,930)	611,070

Intellectual property	10 years	880,000	—	(132,000)	748,000

Total intangible assets		$3,066,500	$—	$(1,044,957)	$2,021,543

Goodwill	Indefinite	$3,822,583	$—	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 6 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	June 30,	December 31,
	2018	2017
Machinery and equipment	$4,934,251	$4,782,257
Leasehold improvements	304,311	275,973
Accumulated depreciation	(1,645,414)	(1,335,615)
	3,593,148	3,722,615
Construction in process	284,457	175,335
Total property, plant and equipment, net	$3,877,605	$3,897,950

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

As of June 30, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

As of June 30, 2018, the Company has 1,332,749 shares of common stock, par value $0.0001 per share, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of common stock. The holders are entitled to one vote for each share on matters submitted to a vote of stockholders, and to share pro rata in all dividends payable on the common stock after payment of dividends on any shares of preferred stock having preference in payment of dividends.

2017 Employee Stock Purchase Plan

On September 29, 2017, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP was approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders on November 14, 2017.

Under the 2017 ESPP, the Company may grant eligible employees the right to purchase our common stock through payroll deductions at a price equal to the lesser of eighty five percent (85%) of the fair market value of a share of common stock on the exercise date of the current offering period or eighty five percent (85%) of the fair market value of our common stock on the grant date of the then current offering period. The first offering period began on November 14, 2017. Thereafter, there will be consecutive six-month offering periods until January 2, 2022, or until the 2017 ESPP is terminated by the Board of Directors of the Company, if earlier.

The Company recorded stock-based compensation expense related to the 2017 ESPP of approximately $11,000 and $20,000 during the three and six months ended June 30, 2018, respectively.

During the six months ended June 30, 2018, the Company issued the following shares of common stock for compensation:

On January 8, 2018, the Company issued 1,200 shares of common stock to one employee of the Company at a price of $7.50 per share for a value of approximately $9,000.

On March 31, 2018, the Company issued an aggregate of 9,245 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $8.13 per share for a value of approximately $75,000.

On June 30, 2018, the Company expensed the value of an aggregate of 11,766 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $6.38 per share totaling approximately $75,000. The shares were issued in July 2018.

A summary of the Company’s performance and market-based restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2018	114,236	$8.75
Restricted stock granted	15,640	4.55
Restricted stock vested	—	—
Restricted stock forfeited	(9,280)	8.73

Unvested at June 30, 2018	120,596	$8.34

During the three and six months ended June 30, 2018 and 2017, the Company recorded $35,570 and $62,344 and $13,545 and $47,671, respectively, related to the performance and market based restricted stock awards.

Options and Warrants

During the six months ended June 30, 2018, the Company issued warrants to purchase an aggregate of 84,000 shares of common stock in connection with the issuance of notes payable. (See Note 9).

NOTE 8 – Segments

GlyEco conducts its operations in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of ASTM (American Society for Testing Materials) grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA and Glyeco WV, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  Glyeco WV operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The production capacity of the Glyeco WV facility is approximately 1.5 million gallons per month of concentrated ethylene glycol. The Glyeco WV facility current produces antifreeze and industrial grade ethylene glycol.

The Company uses loss before provision for income taxes as its measure of profit/loss for segment reporting purposes. Loss before provision for income taxes by operating segment includes all operating items relating to the businesses, including inter segment transactions. Items that primarily relate to the Company as a whole are assigned to Corporate for reporting purposes.

Inter-segment eliminations present the adjustments for inter-segment transactions to reconcile segment information to the Company’s consolidated financial statements.

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended June 30, 2018 is presented below:

	Consumer	Industrial	Inter- Segment Eliminations	Corporate	Total
Sales, net	$1,407,876	$2,277,694	$(218,190)	$—	$3,467,380
Cost of goods sold	1,496,481	1,794,650	(218,190)	—	3,072,941
Gross (loss) profit	(88,605)	483,044	—	—	394,439

Total operating expenses	554,170	378,266	—	393,311	1,325,747

(Loss) Income from operations	(642,775)	104,778	—	(393,311)	(931,308)

Total other expenses	(4,983)	40,168	—	(257,411)	(222,226)

(Loss) Income before provision for income taxes	$(647,758)	$144,946	$—	$(650,722)	$(1,153,534)

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the six months ended June 30, 2018 is presented below:

	Consumer	Industrial	Inter- Segment Eliminations	Corporate	Total
Sales, net	$3,147,460	$3,886,019	$(565,089)	$—	$6,468,390
Cost of goods sold	3,065,668	3,021,462	(565,089)	—	5,522,041
Gross profit	81,792	864,557	—	—	946,349

Total operating expenses	1,267,706	770,700	—	930,522	2,968,928

(Loss) Income from operations	(1,185,914)	93,857	—	(930,522)	(2,022,579)

Total other expenses	(10,411)	(4,431)	—	(316,434)	(331,276)

(Loss) Income before provision for income taxes	$(1,196,325)	$89,426	$—	$(1,246,956)	$(2,353,855)

NOTE 9 – Notes Payable

Notes payable consist of the following:

	As of June 30, 2018	As of December 31, 2017
2018 Related Party 10% Unsecured Notes, net of debt discount of $233,894	$1,866,106	$—
2017 Secured Note	93,324	104,990
2018 and 2017 Unsecured Note	80,593	188,060
2016 Secured Notes	266,361	308,115
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,956,384	3,251,165
Less current portion	(2,057,802)	(297,534)
Long-term portion of notes payable	$2,898,582	$2,953,631

2018 Related Party 10% Unsecured Notes

On March 29, 2018, the Company entered into a subscription agreement (the “10% Notes Subscription Agreement”) by and between the Company and Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P., (“Wynnefield Funds”) which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”). The 10% Notes Subscription Agreement was the first tranche of a private placement (“Private Placement”). Pursuant to the 10% Notes Subscription Agreement, the Company offered and issued (i) $1,000,000 in principal amount of 10% Senior Unsecured Promissory Notes (the “10% Notes” or “Institutional Notes”) and (ii) warrants (the “Warrants” or “Institutional Warrants”) to purchase up to 40,000 shares of common stock of the Company. The Company received $1,000,000 in proceeds from the offering. The first tranche of the 10% Notes is scheduled to mature on May 4, 2019. The 10% Notes bear interest at a rate of 10% per annum due on the maturity date or as otherwise specified by the 10% Notes.

The Company closed a second tranche of the Private Placement on April 10, 2018 with one of its directors, Charles F. Trapp , with respect to a 10% note with a principal amount of $50,000 and a warrant to purchase 2,000 shares of common stock. The second tranche of the Private Placement is scheduled to mature on May 9, 2019.

The Company closed a third tranche of the Private Placement on May 1, 2018 with Ian Rhodes, the Company’s Chief Executive Officer and director, with respect to a 10% note with a principal amount of $50,000 and a warrant to purchase 2,000 shares of common stock. The third tranche of the Private Placement is scheduled to mature on June 1, 2019.

The Company closed a fourth tranche of the Private Placement on May 4, 2018 with the Wynnefield Funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of 10% notes and warrants to purchase an aggregate of 40,000 shares of common stock. The fourth tranche of the Private Placement is scheduled to mature on May 6, 2019.

The Company allocated the proceeds received from the Initial Notes and the Initial Warrants on a relative fair value basis at the time of issuance. The total debt discount of $300,298, including the relative fair value of the warrants and the debt issuance costs will be amortized over the life of the 10% Notes to interest expense using the effective interest method. Amortization expense during the six months ended June 30, 2018 was $66,404.

We estimated the fair value of the Initial Warrants on the issuance date using a BSM option pricing model with the following assumptions:

Initial Warrants
Expected term	3 years
Volatility	143.81%
Risk Free Rate	2.39%

The proceeds of the Initial Notes were allocated to the components as follows:

Proceeds allocated at issuance date
Notes	$1,820,946
Warrants	279,054
Total	$2,100,000

2018 and 2017 Unsecured Note

In October 2017, and later amended in January 2018, the Company entered into an unsecured note with Bank Direct to finance its insurance premiums (the “2018 and 2017 Unsecured Note”). The key terms of the 2018 and 2017 Unsecured Note include: (i) an original principal balance of $242,866, (ii) an interest rate of 5.4%, and (iii) a term of ten months. If the Company should default on the loan, Bank Direct may cancel the Company’s underlying insurance and the Company would only owe any earned but unpaid premium. This would be a minimal amount as deposits and payments are paid in advance to reduce the lender’s risk.

NOTE 10 – Related Party Transactions

Vice President of U.S. Operations

The former Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where GlyEco Acquisition Corp #5’s processing and distribution center is located. The Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provides services to the Company as a vendor. The ending balance is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

	2018	2017
Beginning Balance as of January 1,	$—	$5,123
Monies owed to related party for services performed	42,889	61,818
Monies paid	(32,605)	(66,941)
Ending balance as of June 30,	$10,284	$-

10% Notes

In addition, on March 29, 2018 and May 4, 2018, the Company entered into the Institutional Notes for an aggregate principal amount of $2,000,000 from the offering and issuance of 10% Notes to Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P, which are under the management of Wynnefield Capital. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. (See Note 9 for additional information).

The Company closed a subsequent tranche of the Private Placement on April 10, 2018, with Trapp with respect to the Trapp Note with a principal amount of $50,000 and the Trapp Warrant to purchase 2,000 shares of common stock. (See Note 9 for additional information).

The Company closed a subsequent tranche of the Private Placement on May 1, 2018, with Rhodes with respect to the Rhodes Note with a principal amount of $50,000 and the Rhodes Warrant to purchase 2,000 shares of common stock. (See Note 9 for additional information).

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

During early August 2018, the Company experienced an environmental issue related to the processing of feedstock at its Institute, WV facility, which resulted in the Company shutting down production at the facility. The Company is working with regulatory agencies, its landlord and site services provider, and feedstock suppliers to address this issue and currently expects production to resume in late August or early September. At this time, the Company cannot estimate the cost, if any, related to the issue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

GlyEco conducts its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity is the production and distribution of American Society for Testing Materials (“ASTM”)-grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operates a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operate six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment is approximately 90,000 gallons per month of ready to use (50/50) antifreeze. Operations in our Industrial segment are conducted through WEBA Technology Corp. (“WEBA”) and Glyeco West Virginia, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  Glyeco WV operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The Glyeco WV facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the Glyeco WV facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

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

We currently sell and deliver all of our products in bulk containers (55-gallon barrels, 250- gallon totes, etc.) or variable metered bulk quantities.

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

Our patented technology removes difficult pollutants, including esters, organic acids, high dissolved solids and high un-dissolved solids in addition to the benefit of clearing oil/hydrocarbons, additives and dyes that are typically found in used engine coolants. Our QC&A Program seeks to ensure consistently high quality, ASTM standard compliant recycled material. We believe that our products are trusted in all vehicle makes and models and regional fleet and by local and national auto retailers. Our QC&A Program is managed and supported by dedicated process and chemical engineering staff and requires periodic onsite field audits, and ongoing training by our facility managing partners.

Industrial Segment

Our Industrial segment consists of two divisions: WEBA, our additives business and Glyeco WV, our glycol re-distillation plant in West Virginia.

WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries throughout North America. We believe WEBA is one of the largest companies serving the North American additive market. WEBA’s METALGUARD® additive package product line includes one-step inhibitor systems, which give our customers the ability to easily make various types of antifreeze concentrate and 50/50 coolants for all automobiles, heavy-duty diesel engines, stationary engines in gas patch and other applications. METALGUARD® additive packages cover the entire range of coolant types from basic green conventional to the newest extended life all-organic(“OAT”) antifreezes of all colors. Our heat transfer fluid additives allow our customers to make finished heat transfer fluids for most industry applications including all-aluminum systems. The METALGUARD® heat transfer fluids include light and heavy-duty fluids, both propylene and ethylene glycol based, for various operating temperatures. These inhibitors cover the industry standard of phosphate-based inhibitors as well as OAT inhibitors for specific pH range and aluminum system requirements.

All of the METALGUARD® products are tested at our in-house laboratory facility and by third-party laboratories to assure conformance. We use the standards set by the ASTM for all of our products. All of our products pass the most current ASTM standards and testing for each type of product. Our manufacturing facility conforms to the highest levels of process quality control including ISO 9001 certification.

Glyeco WV operates a glycol re-distillation plant in West Virginia, which produces virgin quality glycol for sale to industrial customers worldwide. The Glyeco WV facility currently produces antifreeze and industrial grade ethylene glycol. We believe it is one of the largest glycol re-distillation plants in North America, with production capacity of approximately 1.5 million gallons per month of concentrated ethylene glycol. The Glyeco WV facility, located at the Dow Institute Site at Institute, West Virginia, includes five distillation columns, three wiped-film evaporators, heat exchangers, processing and storage tanks, and other processing equipment. The facility’s tanks include feedstock storage capacity of several million gallons and finished goods storage capacity of several million gallons. The plant is equipped with rail and truck unloading/loading facilities and on-site barge loading/unloading facilities.

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based and other products where we can be an efficiency leader providing value added products as a low-cost manufacturer. To deliver value to all of our stockholders we: develop, manufacture and deliver value-added niche or specialty products, deliver high quality products which meet or exceed industry standards, provide white-glove, proactive customer service, effectively manage costs as a low cost manufacturer, operate a dependable low cost distribution network, leverage technology and innovation throughout our company and are eco-friendly.

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

Inventories

Inventories consist primarily of feedstock and other raw materials and finished product ready for sale. Inventories are stated at the lower of cost or market with cost recorded on an average cost basis. Costs include purchase costs, fleet and fuel costs, direct labor, transportation costs and production-related costs. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trends and conditions, changes in customer preferences or the loss of one or more significant customers are factors that could affect the value of our inventory. These factors could make our estimates of inventory valuation differ from actual results.

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

Share-Based Compensation

We use the BSM option-pricing model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. For stock-based awards that vest based on market conditions, expense is recognized on the accelerated attribution method over the derived service period.

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

During early August 2018, the Company experienced an environmental issue related to the processing of feedstock at its Institute, WV facility, which resulted in the Company shutting down production at the facility. The Company is working with regulatory agencies, its landlord and site services provider, and feedstock suppliers to address this issue and currently expects production to resume in late August or early September. At this time, the Company cannot estimate the cost, if any, related to the issue.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales

For the six months ended June 30, 2018, Net Sales were $6,468,390 compared to $5,208,418 for the six months ended June 30, 2017, representing an increase of $1,259,972, or approximately 24%. The increase in Net Sales was due to an increase of $1,336,836 of sales related to the Industrial Segment businesses compared to the same period in 2017. The WV facility in the Industrial Segment did not commence operations until March of 2017, impacting sales in the six-months ended June 30, 2017. Net Sales, including intersegment sales for the six months ended June 30, 2018, were $3,147,460 and $3,886,019 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the six months ended June 30, 2018, our Costs of Goods Sold was $5,522,041, compared to $4,591,829 for the six months ended June 30, 2017, representing an increase of $930,212, or approximately 20%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales. The Consumer segment also incurred increased Cost of Goods Sold due to increased feedstock costs and one-time machine repair costs.

Gross Profit (Loss)

For the six months ended June 30, 2018, we realized a gross profit of $946,349, compared to a gross profit of $616,589 for the six months ended June 30, 2017. Gross profit, including intersegment sales, for the six months ended June 30, 2018 was $81,792 and $864,557 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the six months ended June 30, 2018 was approximately 15%, compared to approximately 12% for the six months ended June 30, 2017. Gross profit margin, including intersegment sales for the six months ended June 30, 2018, was 3% and 22% for the Consumer and Industrial segments, respectively. Gross profit in the Consumer Segment was negatively impacted by decreased sales and increased Cost of Goods Sold.

Operating Expenses

For the six months ended June 30, 2018, Operating Expenses increased to $2,968,928 from $2,206,169 for the six months ended June 30, 2017, representing an increase of $762,759, or approximately 35%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the six months ended June 30, 2018 was approximately 46%, compared to approximately 42% for the six months ended June 30, 2017. Increased operating expenses were driven by legal and accounting fees and severance payments for employees terminates during the period.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $74,144 for the six months ended June 30, 2018 from $218,962 for the six months ended June 30, 2017, representing a decrease of $144,818 or 66%. The decrease in consulting fees were driven by bringing certain accounting and operations positions in-house. Consulting fees during the six months ended June 2017 included significant expense for outsourced employee recruitment and placement searches which did not occur in the six months ended June 2018.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation increased to $241,461 for the six months ended June 30, 2018 from $231,534 for the six months ended June 30, 2017, representing an increase of $9,927, or 4%.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $1,216,413 for the six months ended June 30, 2018 from $706,601 for the six months ended June 30, 2017, representing an increase of $509,812 or 72%.  The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2017.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the six months ended June 30, 2018, Legal and Professional Fees increased to $541,480 from $348,731 for the six months ended June 30, 2017, representing an increase of $192,749. The increase is primarily related to work performed in connection with special projects, including tax, audit and information technology needs.

General and Administrative (“G&A”) Expenses consist of the general operational costs of our business. For the six months ended June 30, 2018, G&A Expenses increased to $895,430 from $700,341 for the six months ended June 30, 2017, representing an increase of $195,089, or approximately 28%. The increase is partially attributable to internal health and safety audits at our consumer facilities.

Other Expense

For the six months ended June 30, 2018, Other Expense was $331,276 compared to $419,603 for the six months ended June 30, 2017, representing a decrease of $88,327. Other Expense consists of Interest Expense.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Six Months Ended June 30,
	2018	2017
GAAP net loss	$(2,371,106)	$(2,011,136)

Interest expense	331,276	419,603
Income tax expense	17,251	1,953
Depreciation and amortization	554,911	497,387
Share-based compensation	241,461	231,534
Adjusted EBITDA	$(1,226,207)	$(860,659)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales

For the three months ended June 30, 2018, Net Sales were $3,467,380 compared to $2,918,097 for the three months ended June 30, 2017, representing an increase of $549,283, or approximately 19%. The increase in Net Sales was due to an increase of $669,192 of sales in the Industrial segment businesses compared to the same period in 2017. Increased Industrial Segment sales were driven by an increase in the feedstock pipeline and subsequent finished product capacity at the WV facility. This increase was offset by a decrease of $239,387 in Consumer segment sales. Reduction in sales staff headcount contributed to the decrease in Consumer Segment sales compared with the three months ended June 2017. Net Sales, including intersegment sales for the three months ended June 30, 2018, were $1,407,876 and $2,277,694 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three months ended June 30, 2018, our Costs of Goods Sold was $3,072,941, compared to $2,441,243 for the three months ended June 30, 2017, representing an increase of $631,688, or approximately 26%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales.

Gross Profit

For the three months ended June 30, 2018, we realized a gross profit of $394,439, compared to a gross profit of $476,854 for the three months ended June 30, 2017. Gross profit, including intersegment sales, for the three months ended June 30, 2018 was a gross loss of $(88,605) and gross profit of $483,044 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three months ended June 30, 2018, was approximately 11%, compared to approximately 16% for the three months ended June 30, 2017. Gross profit margin, including intersegment sales for the three months ended June 30, 2018, was a gross loss of (6%) and a gross profit of 21% for the Consumer and Industrial segments, respectively. The gross loss margin for the Consumer segment was negatively impacted by increased feedstock costs at our production facilities and compounded by the decreased level of Consumer segment sales.

Operating Expenses

For the three months ended June 30, 2018, Operating Expenses increased to $1,325,747 from $1,154,498 for the three months ended June 30, 2017, representing an increase of $171,249, or approximately 15%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the three months ended June 30, 2018 was approximately 38%, compared to approximately 40% for the three months ended June 30, 2017. Increased operating expenses were driven by legal and accounts fees and severance payments for employees terminate during the period.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $25,553 for the three months ended June 30, 2018 from $165,536 for the three months ended June 30, 2017, representing a decrease of $139,983 or 85%. Consulting fees during the three months ended June 2017 includes significant expense for outsourced employee recruitment.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation increased to $121,573 for the three months ended June 30, 2018 from $94,548 for the three months ended June 30, 2017, representing an increase of $27,025, or 29%. This was due to the increased equity granted during this time period.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $554,182 for the three months ended June 30, 2018 from $363,546 for the three months ended June 30, 2017, representing an increase of $190,636 or 52%.  The increase is due to the addition of employees in such areas as marketing, sales and finance in late 2017.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three months ended June 30, 2018, Legal and Professional Fees increased to $211,041 from $187,740 for the three months ended June 30, 2017, representing an increase of $23,301 or approximately 12%. The increase is primarily related to work performed in connection with special projects including tax, audit and information technology needs.

General and Administrative (“G&A”) Expenses consist of the general operational costs of our business. For the three months ended June 30, 2018, G&A Expenses increased to $413,398 from $343,128 for the three months ended June 30, 2017, representing an increase of $70,270, or approximately 20%. The increase is primarily due to expenses incurred for an internal health and safety audit program and the associated travel.

Other Expense

For the three months ended June 30, 2018, Other Expense was $222,226 compared to $223,385 for the three months ended June 30, 2017, representing a decrease of $1,159. Other Expense consists of Interest Expense.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended June 30,
	2018	2017
GAAP net loss	$(1,153,534)	$(902,226)

Interest expense	222,226	223,385
Income tax expense	-	1,197
Depreciation and amortization	278,633	251,905
Share-based compensation	121,573	94,548
Adjusted EBITDA	$(531,102)	$(331,191)

Liquidity and Capital Resources; Going Concern

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, and acquisitions of businesses and technologies.  Cash provided by financing continues to be the Company’s primary source of funds.

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(1,492,798)	$(1,546,034)
Net cash used in investing activities	(133,546)	(649,613)
Net cash provided by financing activities	1,651,333	859,238
Net change in cash and restricted cash	24,989	(1,336,409)
Cash and restricted cash - beginning of period	117,944	1,413,999
Cash and restricted cash - end of period	$142,933	$77,590

Cash Used in Operating Activities. For the six months ended June 30, 2018 and 2017, net cash used in operating activities was $1,492,798 and $1,546,034, respectively.  The decrease in cash used in operating activities in the six months ended June 30, 2018 is due to the significant period over period changes in accounts receivable, inventories and accounts payable and accrued expenses.

Cash Used in Investing Activities. For the six months ended June 30, 2018, the Company used $133,546 in cash for investing activities, compared to $685,075 used in the six months ended June 30, 2017.  These amounts were comprised of capital expenditures for equipment.

Cash from Financing Activities. For the six months ended June 30, 2018, net cash from financing activities was $1,651,333, which was comprised of $2,100,000 in gross proceeds from notes payable, offset by payments made on other notes payable and capital lease obligations. For the six months ended June 30, 2017, $859,238 was provided by financing activities.

Current Assets and Liabilities

As of June 30, 2018, we had $2,578,422 in current assets, including $142,933 in cash, $1,532,603 in accounts receivable and $547,878 in inventories. Cash increased from $111,302 as of December 31, 2017 to $142,933 as of June 30, 2018, primarily due to the timing of payments.

As of June 30, 2018, we had total current liabilities of $6,848,886, consisting primarily of accounts payable and accrued expenses of $2,835,449, contingent acquisition consideration of $1,503,113, and the current portion of notes payable of $2,057,802. As of June 30, 2018, we had total non-current liabilities of $3,871,155, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

Going Concern

In their report dated April 2, 2018 with respect to our consolidated financial statements for the years ended December 31, 2017 and 2016, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors. As of June 30, 2018, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

Our plans to address these matters include achieving profitable operations, raising additional financing through offering our shares of the Company’s capital stock in private and/or public offerings of our securities and through debt financing if available and needed. We plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. We also believe that we can raise adequate funds through the issuance of equity or debt as necessary to continue to support our planned expansion. There can be no assurances, however, that the Company will be able to achieve profitable operations or be able to obtain any financings or that such financings will be sufficient to sustain our business operation or permit the Company to implement our intended business strategy.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Internal Control

Our management, including our Chief Executive officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to our Board of Directors.

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

GlyEco, Inc.

Date: August 14, 2018	By: /s/ Ian Rhodes
Ian Rhodes
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)

