Form 10-Q
period 2018-09-30
GlyEco, Inc.
filed 2018-11-14
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes ☐  No ☒

As of November 13, 2018, the registrant has 1,358,597 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash	$230,771	$111,302
Cash - restricted	—	6,642
Accounts receivable, net	1,043,465	1,546,367
Prepaid expenses	198,630	360,953
Inventories	546,543	564,133
Total current assets	2,019,409	2,589,397

Property, plant and equipment, net	3,951,291	3,897,950

Other Assets
Deposits	403,502	436,450
Goodwill	3,822,583	3,822,583
Other intangible assets, net	1,898,987	2,266,654
Total other assets	6,125,072	6,525,687

Total assets	$12,095,772	$13,013,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,439,931	$2,921,406
Contingent acquisition consideration	1,503,113	1,509,755
Notes payable – current portion, net of debt discount	2,063,228	297,534
Capital lease obligations – current portion	480,217	377,220
Total current liabilities	7,486,489	5,105,915

Non-Current Liabilities
Notes payable – non-current portion	2,924,149	2,953,631
Capital lease obligations – non-current portion	878,667	1,085,985
Total non-current liabilities	3,802,816	4,039,616

Total liabilities	11,289,305	9,145,531

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.0001 per share: 40,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.0001 per share: 300,000,000 shares authorized; 1,348,253 and 1,322,304 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	135	132
Additional paid-in capital	46,511,861	45,863,969
Accumulated deficit	(45,705,529)	(41,996,598)
Total stockholders’ equity	806,467	3,867,503

Total liabilities and stockholders’ equity	$12,095,772	$13,013,034

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$2,895,758	$3,284,670	$9,364,148	$8,493,088
Cost of goods sold	2,732,548	2,876,577	8,254,589	7,468,406
Gross profit	163,210	408,093	1,109,559	1,024,682

Operating expenses:
Consulting fees	18,367	149,233	92,511	368,195
Share-based compensation	107,054	129,707	348,515	361,241
Salaries and wages	513,821	539,651	1,730,234	1,246,252
Legal and professional	211,208	152,797	752,688	501,528
Tank remediation	—	780,000	—	780,000
General and administrative	417,237	411,966	1,312,667	1,112,307
Total operating expenses	1,267,687	2,163,354	4,236,615	4,369,523

Loss from operations	(1,104,477)	(1,755,261)	(3,127,056)	(3,344,841)

Other expenses:
Loss on debt extinguishment	—	146,564	—	146,564
Interest expense	240,864	154,068	572,140	573,671
Total other expense, net	240,864	300,632	572,140	720,235

Loss before provision for (benefit from) income taxes	(1,345,341)	(2,055,893)	(3,699,196)	(4,065,076)

Provision for (benefit from) income taxes	(7,516)	653	9,735	2,606

Net loss	$(1,337,825)	$(2,056,546)	$(3,708,931)	$(4,067,682)

Basic and diluted loss per share	$(1.00)	$(1.73)	$(2.78)	$(3.77)

Weighted average number of common shares outstanding - basic and diluted	1,343,029	1,189,818	1,333,131	1,077,673

 See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2017	1,322,304	$132	$45,863,969	$(41,996,598)	$3,867,503

Share-based compensation	22,171	3	348,512	—	348,515

Common stock issued under ESPP	3,778	—	20,326	—	20,326

Relative fair value of warrants issued in connection with notes payable	—	—	279,054	—	279,054

Net loss	—	—	—	(3,708,931)	(3,708,931)

Balance, September 30, 2018	1,348,253	$135	$46,511,861	$(45,705,529)	$806,467

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(3,708,931)	$(4,067,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	471,430	360,854
Amortization	367,667	395,663
Share-based compensation expense	348,515	361,241
Amortization of debt discount	146,040	205,180
Loss on debt extinguishment	—	146,564
Loss on disposal of equipment	—	28,446
(Recoveries on) provision for bad debt	(45,762)	65,946
Changes in operating assets and liabilities:
Accounts receivable, net	548,664	(530,655)
Prepaid expenses	228,198	52,766
Inventories	17,590	(260,775)
Deposits	32,948	(49,415)
Accounts payable and accrued expenses	518,525	1,588,249
Due to related parties	—	(6,191)

Net cash used in operating activities	(1,075,116)	(1,709,809)

Cash flows from investing activities
Purchases of property, plant and equipment	(240,908)	(687,219)
Cash paid for noncontrolling interest in RS&T	—	(129,500)

Net cash used in investing activities	(240,908)	(816,719)

Cash flows from financing activities
Repayment of notes payable	(336,323)	(1,125,860)
Proceeds from sale-leaseback	—	1,700,000
Proceeds from exercise of warrants	—	337,500
Repayment of capital lease obligations	(313,584)	(159,219)
Payment of contingent acquisition consideration	(6,642)	(54,117)
Purchase of ESPP shares	20,326	—
Proceeds from sale of common stock, net	—	541,779
Proceeds from issuance of notes payable, net	2,065,074	—

Net cash provided by financing activities	1,428,851	1,240,083

Net change in cash and restricted cash	112,827	(1,286,445)

Cash and restricted cash at beginning of the period	117,944	1,490,551

Cash and restricted cash at end of the period	$230,771	$204,106

Supplemental disclosure of cash flow information
Interest paid during period	$298,908	$46,549
Income taxes paid during period	$19,716	$2,606

Reconciliation of cash and restricted cash at end of period:
Cash	$230,771	$181,671
Restricted cash	—	22,435
	$230,771	$204,106

Supplemental disclosure of non-cash investing and financing activities
Note payable issued for insurance premium	$65,875	$—
Acquisition of equipment with notes payable	$74,600	$116,655
Notes payable and accrued interest converted into shares of common stock	$—	$1,845,103
Acquisition of equipment with capital lease obligations	$209,263	$1,700,000
Relative fair value of warrants issued in connection with notes payable	$279,054	$—

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a developer, manufacturer and distributor of performance fluids for the automotive, commercial and industrial markets. We specialize in coolants, additives and complementary fluids. We believe our vertically integrated approach, which includes formulating products, acquiring feedstock, managing facility construction and upgrades, operating facilities, and distributing products through our fleet of trucks, positions us to serve our key markets and enables us to capture incremental revenue and margin throughout the process. Our network of facilities develop, manufacture and distribute high quality products that meet or exceed industry quality standards, including a wide spectrum of ready to use antifreezes and additive packages for antifreeze/coolant, gas patch coolants and heat transfer fluid industries, throughout North America.

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and purchased 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology, now doing business as Glyeco West Virginia, Inc. (“Glyeco WV”). On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017, the Company purchased an additional 2.9% of Glyeco WV (for a total percentage ownership of 99.8% of Glyeco WV).

The Company was formed in the State of Nevada on October 21, 2011.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, RS&T, and our acquisition subsidiaries that were formed to acquire our processing and distribution centers. We currently have six processing and distribution centers, which are located in (1) Minneapolis, Minnesota, (2) Indianapolis, Indiana, (3) Lakeland, Florida, (4) Rock Hill, South California, (5) Tea, South Dakota, and (6) Landover, Maryland, which are held in six subsidiaries under the names of GlyEco Acquisition Corp. #1 through GlyEco Acquisition Corp. #7, excluding #4.

Stock Split

On July 10, 2018, the Company effected a reverse stock split of its common stock, immediately followed by a forward stock split of its common stock. The ratio for the reverse stock split is fixed at 1-for-500 and the ratio for the forward stock split is fixed at 4-for-1, resulting in a net reverse split of 125-for-1. All share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern

The condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The following represents an update for the nine months ended September 30, 2018 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Noncontrolling interests were not significant as of September 30, 2018 and December 31, 2017.

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

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) in the first quarter of 2018.

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

Costs

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in the three and nine months ended September 30, 2018 and 2017. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $77,277 and $213,136 as of September 30, 2018 and December 31, 2017, respectively.

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

Net Loss Per Share Calculation

The basic net loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding during a period. Diluted loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in the diluted net loss per share calculation because their effect in both the three and nine months ended September 30, 2018 and 2017 would be anti-dilutive. At September 30, 2018, these potentially dilutive securities included warrants to purchase 104,957 shares of common stock and stock options to purchase 27,101 shares of common stock for a total of 132,058 shares of common stock. At September 30, 2017, these potentially dilutive securities included warrants to purchase 45,185 shares of common stock and stock options to purchase 38,981 shares of common stock for a total of 84,166 shares of common stock.

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

In the first quarter of 2018, the Company adopted ASU 2014-09, which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, FASB issued additional ASUs related to Topic 606 that delayed the effective date of ASU 2014-09 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt ASU 2014-09 using the modified retrospective transition method for all contracts not completed as of the date of adoption. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See “Revenue Recognition” in Notes 2 and 3 for additional disclosures regarding the Company’s revenue recognition policies and contracts with customers.

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

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Classification Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $76,552, $22,435 and $6,642 as of December 31, 2016, September 30, 2017 and December 31, 2017, respectively, as well as previously reported cash.

NOTE 3 – Revenue

Revenue Recognition

All of the Company’s revenue is derived from product sales. As of January 1, 2018, the Company accounts for revenue in accordance with ASU 2014-09. See discussion of the principal activities of the Company’s operating segments in Note 8.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group	Three Months Ended September 30, 2018
	Consumer	Industrial
Antifreeze	$1,322,456	$—
Ethylene Glycol	—	887,092
Additive	—	624,069
Windshield Washer fluid	59,056	—
Equipment	3,085	—
Total	$1,384,597	$1,511,161

Net Trade Revenue by Geographic Region	Three Months Ended September 30, 2018

US	$2,639,937
Canada	244,782
Chile	5,413
India	5,626
Total	$2,895,758

Net Trade Revenue by Principal Product Group	Nine Months Ended September 30, 2018
	Consumer	Industrial
Antifreeze	$4,301,915	$—
Ethylene Glycol	—	2,842,080
Additive	—	1,992,583
Windshield Washer fluid	216,572	—
Equipment	10,998	—
Total	$4,529,485	$4,834,663

Net Trade Revenue by Geographic Region	Nine Months Ended September 30, 2018

US	$8,323,551
Canada	1,006,020
China	20,658
India	8,506
Chile	5,413
Total	$9,364,148

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does not have any contract assets or liabilities as of September 30, 2018 and December 31, 2017. The Company has utilized the practical expedient which enables the Company to expense commissions when incurred as they would be amortized over one year or less.

NOTE 4 – Inventories

The Company’s total inventories were as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$284,611	$241,297
Work in process	17,177	69,991
Finished goods	244,755	252,845
Total inventories	$546,543	$564,133

NOTE 5 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

					Net Balance at
	Estimated			Accumulated	September 30,
	Useful Life	Cost	Additions	Amortization	2018
Finite live intangible assets:
Customer list and tradename	5 years	$987,500	$—	$(375,102)	$612,398

Non-compete agreements	5 years	1,199,000	—	(638,411)	560,589

Intellectual property	10 years	880,000	—	(154,000)	726,000

Total intangible assets		$3,066,500	$—	$(1,167,513)	$1,898,987

Goodwill	Indefinite	$3,822,583	$—	$—	$3,822,583

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 6 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	September 30,	December 31,
	2018	2017
Machinery and equipment	$5,030,339	$4,782,257
Leasehold improvements	372,344	275,973
Accumulated depreciation	(1,806,686)	(1,335,615)
	3,595,997	3,722,615
Construction in process	355,294	175,335
Total property, plant and equipment, net	$3,951,291	$3,897,950

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

As of September 30, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

As of September 30, 2018, the Company had 1,348,253 shares of common stock, par value $0.0001 per share, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of common stock. The holders are entitled to one vote for each share on matters submitted to a vote of stockholders, and to share pro rata in all dividends payable on the common stock after payment of dividends on any shares of preferred stock having preference in payment of dividends.

The Company issued 3,778 shares of common stock to employees in connection with our employee stock purchase plan (see below) for total payments of $20,326.

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

The Company recorded stock-based compensation expense related to the 2017 ESPP of approximately $1,000 and $10,000 during the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued the following shares of common stock for compensation:

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

On September 30, 2018, the Company expensed the value of approximately $75,000 for 10,344 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $7.25 per share. The shares were issued in October 2018.

During the three months ended September 30, 2018, the Company issued an aggregate of 3,778 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $5.38 per share.

A summary of the Company’s performance and market-based restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2018	114,236	$8.75
Restricted stock granted	15,640	4.55
Restricted stock vested	—	—
Restricted stock forfeited	(9,280)	8.73

Unvested at September 30, 2018	120,596	$8.34

During the three and nine months ended September 30, 2018 and 2017, the Company recorded $41,700 and $104,044 and $48,749 and $96,420, respectively, related to the performance and market-based restricted stock awards.

Options and Warrants

During the nine months ended September 30, 2018, the Company issued warrants to purchase an aggregate of 84,000 shares of common stock in connection with the issuance of notes payable (see Note 9).

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

The Company uses loss before provision for income taxes as its measure of profit/loss for segment reporting purposes. Loss before provision for (benefit from) income taxes by operating segment includes all operating items relating to the businesses, including inter segment transactions. Items that primarily relate to the Company as a whole are assigned to Corporate for reporting purposes.

Inter-segment eliminations present the adjustments for inter-segment transactions to reconcile segment information to the Company’s consolidated financial statements.

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the three months ended September 30, 2018 is presented below:

	Consumer	Industrial	Inter- Segment Eliminations	Corporate	Total
Sales, net	$1,398,313	$1,790,754	$(293,309)	$—	$2,895,758
Cost of goods sold	1,447,657	1,578,200	(293,309)	—	2,732,548
Gross (loss) profit	(49,344)	212,554	—	—	163,210

Total operating expenses	540,886	334,970	—	391,831	1,267,687

Loss from operations	(590,230)	(122,416)	—	(391,831)	(1,104,477)

Total other expenses	(5,051)	(5,483)	—	(230,330)	(240,864)

Loss before provision for (benefit from) income taxes	$(595,281)	$(127,899)	$—	$(622,161)	$(1,345,341)

Segment information, and the reconciliation to the Company’s consolidated financial statements, for the nine months ended September 30, 2018 is presented below:

	Consumer	Industrial	Inter- Segment Eliminations	Corporate	Total
Sales, net	$4,545,773	$5,676,773	$(858,398)	$—	$9,364,148
Cost of goods sold	4,513,325	4,599,662	(858,398)	—	8,254,589
Gross profit	32,448	1,077,111	—	—	1,109,559

Total operating expenses	1,808,592	1,105,670	—	1,322,353	4,236,615

Loss from operations	(1,776,144)	(28,559)	—	(1,322,353)	(3,127,056)

Total other expenses	(15,462)	(9,914)	—	(546,764)	(572,140)

Loss before provision for income taxes	$(1,791,606)	$(34,874)	$—	$(1,869,117)	$(3,699,196)

NOTE 9 – Notes Payable

Notes payable consist of the following:

	As of September 30, 2018	As of December 31, 2017
2018 Related Party 10% Unsecured Notes, net of debt discount of $167,940	$1,932,058	$—
2018 Secured Note	73,076	—
2017 Secured Note	87,491	104,990
2018 and 2017 Unsecured Note	—	188,060
2016 Secured Notes	244,752	308,115
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,987,377	3,251,165
Less current portion	(2,063,228)	(297,534)
Long-term portion of notes payable	$2,924,149	$2,953,631

2018 Related Party 10% Unsecured Notes

On April 6, 2018, the Company commenced a private placement (“Private Placement”) of 10% Senior Unsecured Promissory Notes (the “10% Notes”) and (ii) warrants (the “Warrants”) to purchase up to 100,000 shares of common stock of the Company, that were issued pursuant to subscription agreement. The 10% Notes bear interest at a rate of 10% per annum due on the maturity date or as otherwise specified by the 10% Notes. The Warrants have an exercise price per share of $0.05.

The Company closed the first tranche of the Private Placement on April 6, 2018, with Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P., (“Wynnefield Funds”), which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), with respect to 10% Notes with an aggregate principal amount of $1,000,000 and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 4, 2019.

The Company closed the second tranche of the Private Placement on April 10, 2018, with one of its directors, Charles F. Trapp, with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 9, 2019.

The Company closed a third tranche of the Private Placement on May 1, 2018 with Ian Rhodes, the Company’s former Chief Executive Officer and a former director (see Item 5), with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on June 1, 2019.

The Company closed a fourth tranche of the Private Placement on May 4, 2018 with the Wynnefield Funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of 10% Notes and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 6, 2019.

The Company allocated the proceeds received from the 10% Notes and the Warrants on a relative fair value basis at the time of issuance. The total debt discount of $313,980, including the relative fair value of the Warrants and the debt issuance costs will be amortized over the life of the 10% Notes to interest expense using the effective interest method. Amortization expense during the nine months ended September 30, 2018 was $146,040.

We estimated the fair value of the Warrants on the issuance date using a BSM option pricing model with the following assumptions:

Warrants
Expected term	3 years
Volatility	143.81%
Risk Free Rate	2.39%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issuance date
Notes	$1,820,946
Warrants	279,054
Total	$2,100,000

2018 Secured Note

In September 2018, the Company entered into a secured promissory note with MHC Financial (the “2018 Secured Note”). The 2018 Secured Note is collateralized by a vehicle. The key terms of the 2018 Secured Note includes: (i) an original principal balance of $74,600, (ii) interest rate of 8.74%, and (iii) term of 3.5 years.

2018 and 2017 Unsecured Note

In October 2017, and later amended in January 2018, the Company issued into an unsecured note with Bank Direct to finance its insurance premiums (the “2018 and 2017 Unsecured Note”). The key terms of the 2018 and 2017 Unsecured Note include: (i) an original principal balance of $242,866, (ii) an interest rate of 5.4%, and (iii) a term of ten months. If the Company should default on the loan, Bank Direct may cancel the Company’s underlying insurance and the Company would only owe any earned but unpaid premium. This would be a minimal amount as deposits and payments are paid in advance to reduce the lender’s risk. This loan has been paid in full.

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

	2018	2017
Beginning Balance as of January 1,	$—	$5,123
Monies owed to related party for services performed	70,147	94,441
Monies paid	(70,147)	(99,564)
Ending balance as of September 30,	$—	$—

10% Notes

On April 6, 2018 and May 4, 2018, the Company issued the 10% Notes for an aggregate principal amount of $2,000,000 from the offering and issuance of 10% Notes to Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P, which are under the management of Wynnefield Capital. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. (See Note 9 for additional information.)

The Company closed a subsequent tranche of the Private Placement on April 10, 2018, with Charles Trapp with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. (See Note 9 for additional information.)

The Company closed a subsequent tranche of the Private Placement on May 1, 2018, with Ian Rhodes with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. (See Note 9 for additional information.)

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

Since the Company’s Quarterly Report on Form 10-Q that the Company filed with the SEC on August 14, 2018 (the “Prior 10-Q”), there have been no material developments with respect to the civil action filed by PSP Falcon Industries, LLC against the Company in the Ocean County Superior Court located in Toms River, New Jersey. For additional information regarding the foregoing action, please see the Prior 10-Q.

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

During early August 2018, the Company experienced an environmental issue related to the processing of feedstock at its Institute, WV facility, which resulted in the Company shutting down production at the facility. The Company was back in operation before the last week of August. The WVDEP and USEPA investigated the incident, and determined the Company had done everything correctly, and no citations or fines were issued. The feedstock suppliers involved have made concessions to compensate us for our related costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We currently sell and deliver all of our products in bulk containers (55-gallon barrels, 250-gallon totes, etc.) or variable metered bulk quantities.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

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

Share-Based Compensation

We use the Black-Sholes-Merton option-pricing model to estimate the value of options and warrants issued to employees and consultants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. For stock-based awards that vest based on market conditions, expense is recognized on the accelerated attribution method over the derived service period.

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

Since the Company’s Quarterly Report on Form 10-Q that the Company filed with the SEC on August 14, 2018 (the “Prior 10-Q”), there have been no material developments with respect to the civil action filed by PSP Falcon Industries, LLC against the Company in the Ocean County Superior Court located in Toms River, New Jersey. For additional information regarding the foregoing action, please see the Prior 10-Q.

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

During early August 2018, the Company experienced an environmental issue related to the processing of feedstock at its Institute, WV facility, which resulted in the Company shutting down production at the facility. The Company was back in operation before the last week of August. The WVDEP and USEPA investigated the incident, and determined the Company had done everything correctly, and no citations or fines were issued. The feedstock suppliers involved have made concessions to compensate us for our related costs.

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales

For the nine months ended September 30, 2018, Net Sales were $9,364,148 compared to $8,493,088 for the nine months ended September 30, 2017, representing an increase of $871,060, or approximately 10%. The increase in Net Sales was due to an increase of $1,050,739 of sales related to the Industrial Segment businesses during the nine months ended September 30, 2018, compared to nine months ended September 30, 2017. The WV facility in the Industrial Segment did not commence operations until March 2017, impacting sales in the nine months ended September 30, 2017. Net Sales, including intersegment sales for the nine months ended September 30, 2018, were $4,545,773 and $5,676,773 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the nine months ended September 30, 2018, our Costs of Goods Sold was $8,254,589, compared to $7,468,406 for the nine months ended September 30, 2017, representing an increase of $786,183, or approximately 11%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales. Cost of Goods Sold in the Consumer segment were impacted for the nine months ended September 30, 2018 by increased feedstock cost, increased bulk transportation rates and one-time machine repair costs compared with nine months ended September 30, 2017.

Gross Profit

For the nine months ended September 30, 2018, we realized a gross profit of $1,109,559, compared to a gross profit of $1,024,682 for the nine months ended September 30, 2017. Gross profit, including intersegment sales, for the nine months ended September 30, 2018 was $32,448 and $1,077,111 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the nine months ended September 30, 2018 was approximately 12%, compared to approximately 12% for the nine months ended September 30, 2017. Gross profit margin, including intersegment sales for the nine months ended September 30, 2018, was 1% and 19% for the Consumer and Industrial segments, respectively. Gross profit margin in the Consumer Segment was negatively impacted by decreased sales and increased Cost of Goods Sold while gross profit margin in the Industrial Segment grew due to increased capacity utilization at the WV facility.

Operating Expenses

For the nine months ended September 30, 2018, Operating Expenses decreased to $4,236,615 from $4,369,523 for the nine months ended September 30, 2017, representing a decrease of $132,908, or approximately 3%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the nine months ended September 30, 2018 was approximately 45%, compared to approximately 51% for the nine months ended September 30, 2017. The decrease in expense ratio from the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was driven by the tank remediation expense of $780,000 during the quarter ended September 30, 2017.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $92,511 for the nine months ended September 30, 2018 from $368,195 for the nine months ended September 30, 2017, representing a decrease of $275,684 or 75%. The decrease in consulting fees was driven by bringing certain accounting and operations positions in-house. Consulting fees during the nine months ended September 30, 2017 included significant expense for outsourced employee recruitment and placement searches which did not occur in the nine months ended September 30, 2018. We also saw a reduction in technology consulting expenses as the ERP implementation nears completion.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation decreased to $348,515 for the nine months ended September 30, 2018 from $361,241 for the nine months ended September 30, 2017, representing a decrease of $12,726, or 4%.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $1,730,234 for the nine months ended September 30, 2018 from $1,246,252 for the nine months ended September 30, 2017, representing an increase of $483,982 or 39%.  The increase was driven by the addition of employees in such areas as marketing, sales and finance in late 2017. Salaries and Wages expense has decreased over the course of 2018 with corporate headcount reductions in the second quarter of 2018.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the nine months ended September 30, 2018, Legal and Professional Fees increased to $752,688 from $501,528 for the nine months ended September 30, 2017, representing an increase of $251,160. The increase is primarily related to work performed in connection with special projects, including tax, audit and information technology needs.

General and Administrative (“G&A”) Expenses consist of the general operational costs of our business. For the nine months ended September 30, 2018, G&A Expenses increased to $1,312,667 from $1,112,307 for the nine months ended September 30, 2018, representing an increase of $200,360, or approximately 18%. The increase is partially attributable to internal health and safety audits at our consumer facilities as well as onsite visits by corporate personnel to manage miscellaneous facility repairs and improvements throughout the period.

Tank remediation expense consists of an accrual from the compliance with West Virginia regulations enacted in 2017, where the Company elected to accrue $780,000 for tank remediation during the nine months ended September 30, 2017.

Other Expense

For the nine months ended September 30, 2018, Other Expense was $572,140 compared to $720,235 for the nine months ended September 30, 2017, representing a decrease of $148,095. Other Expense consists of Interest Expense. For the nine months ended September 30, 2017, included was accelerated interest expense as a result of repayment and conversion of notes payable.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Nine Months Ended September 30,
	2018	2017
GAAP net loss	$(3,708,931)	$(4,067,682)

Interest expense	572,140	573,671
Loss on debt extinguishment	—	146,564
Tank Remediation	—	780,000
Income tax expense	9,735	2,606
Depreciation and amortization	839,097	756,517
Share-based compensation	348,515	361,241
Adjusted EBITDA	$(1,939,444)	$(1,447,083)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales

For the three months ended September 30, 2018, Net Sales were $2,895,758 compared to $3,284,670 for the three months ended September 30, 2017, representing a decrease of $388,912, or approximately 12%. The 2017 revenue comparison for this period included a one-time EG toll-processing arrangement for $588,385. Excluding this item, sales in the industrial segment increased, driven by a moderate increase in incoming feedstock to the WV facility. Consumer segment sales decreased by $57,536 compared to the three months ended September 30, 2017. The decrease was driven by a reduction in sales staff headcount and a shift in focus from adding new retail customers to pursuit of larger bulk accounts that require longer sales lead time. Net Sales, including intersegment sales for the three months ended September 30, 2018, were $1,398,313 and $1,790,754 for the Consumer and Industrial segments, respectively.

Cost of Goods Sold

For the three months ended September 30, 2018, our Costs of Goods Sold was $2,732,548, compared to $2,876,577 for the three months ended September 30, 2017, representing a decrease of $144,029, or approximately 5%. The decrease in Cost of Goods Sold was primarily due to the decrease in net sales over the same period. Proportionally our Cost of Goods Sold increased in the Consumer Segment driven by increased feedstock cost and bulk shipping rates.

Gross Profit (Loss)

For the three months ended September 30, 2018, we realized a gross profit of $163,210, compared to a gross profit of $408,093 for the three months ended September 30, 2017. Gross profit, including intersegment sales, for the three months ended September 30, 2018 was a gross loss of $(49,344) and gross profit of $212,554 for the Consumer and Industrial segments, respectively.

Our gross profit margin for the three months ended September 30, 2018, was approximately 6%, compared to approximately 12% for the three months ended September 30, 2017. Gross profit margin, including intersegment sales for the three months ended September 30, 2018, was a gross loss of (4%) and a gross profit of 12% for the Consumer and Industrial segments, respectively. The gross loss for the Consumer segment was driven by increased feedstock costs at our production facilities and compounded by the decreased level of Consumer segment sales. Although down from first quarter 2018, our Consumer segment facility and truck repair costs remain elevated compared with the three months ended September 30, 2017. Gross margin in the Industrial Segment remains flat to prior year at 12%.

Operating Expenses

For the three months ended September 30, 2018, Operating Expenses decreased to $1,267,687 from $2,163,354 for the three months ended September 30, 2017, representing a decrease of $895,667, or approximately 41%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the three months ended September 30, 2018 was approximately 44%, compared to approximately 66% for the three months ended September 30, 2017. The main factor driving down Operating Expenses was driven by the tank remediation expense of $780,000 during the quarter ended September 30, 2017.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $18,367 for the three months ended September 30, 2018 from $149,233 for the three months ended September 30, 2017, representing a decrease of $130,866 or 88%. Consulting fees during the three months ended September 30, 2017 includes significant expense for outsourced employee recruitment, a full-time accounting consultant and branding consultants engaged during the quarter. All three of these expenses were discontinued in the first quarter of 2018.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation decreased to $107,054 for the three months ended September 30, 2018 from $129,707 for the three months ended September 30, 2017, representing a decrease of $22,653, or 7%.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages decreased to $513,821 for the three months ended September 30, 2018 from $539,651 for the three months ended September 30, 2017, representing a decrease of $25,830 or 5%.  This decrease is due to corporate headcount reductions and expiration of severance agreements in the second quarter of 2018.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three months ended September 30, 2018, Legal and Professional Fees increased to $211,208 from $152,797 for the three months ended September 30, 2017, representing an increase of $58,411 or approximately 38%. The increase is primarily related to work performed in connection with special projects including tax, audit and information technology needs.

General and Administrative (“G&A”) Expenses consist of the general operational costs of our business. For the three months ended September 30, 2018, G&A Expenses increased to $417,237 from $411,966 for the three months ended September 30, 2017, representing an increase of $5,271, or approximately 1%. G&A expenses stabilized during the quarter after two quarters in a row of increased health and safety audit expenses at the facilities. We have reduced the Consumer segment sales staff and associated travel expenses which has driven more consistent quarterly G&A expense.

Tank remediation expense consists of an accrual from the compliance with West Virginia regulations enacted in 2017, where the Company elected to accrue $780,000 for tank remediation during the nine months ended September 30, 2017.

Other Expense

For the three months ended September 30, 2018, Other Expense was $240,864 compared to $300,632 for the three months ended September 30, 2017, representing a decrease of $59,768 or approximately 20%. Other Expense consists of Interest Expense in 2018. For the three months ended September 30, 2017, included was accelerated interest expense as a result of repayment and conversion of notes payable.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended September 30,
	2018	2017
GAAP net loss	$(1,337,825)	$(2,056,546)

Interest expense	240,864	154,068
Loss on debt extinguishment	—	146,564
Tank remediation	—	780,000
Income tax (benefit) expense	(7,516)	653
Depreciation and amortization	284,186	259,130
Share-based compensation	107,054	129,707
Adjusted EBITDA	$(713,237)	$(586,424)

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

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(1,075,116)	$(1,709,809)
Net cash used in investing activities	(240,908)	(816,719)
Net cash provided by financing activities	1,428,851	1,240,083
Net change in cash and restricted cash	112,827	(1,286,445)
Cash and restricted cash - beginning of period	117,944	1,490,551
Cash and restricted cash - end of period	$230,771	$204,106

Cash Used in Operating Activities. For the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $1,075,116 and $1,709,809, respectively.  The decrease in cash used in operating activities in the nine months ended September 30, 2018 is due to the significant period over period changes in accounts receivable, inventories and accounts payable and accrued expenses.

Cash Used in Investing Activities. For the nine months ended September 30, 2018, the Company used $240,908 in cash for investing activities, compared to $816,719 used in the nine months ended September 30, 2017.  These amounts were comprised of capital expenditures for equipment.

Cash from Financing Activities. For the nine months ended September 30, 2018, net cash provided by financing activities was $1,428,851, which was comprised of $2,100,000 in gross proceeds from notes payable, offset by payments made on other notes payable and capital lease obligations. For the nine months ended September 30, 2017, $1,240,083 was provided by financing activities.

Current Assets and Liabilities

As of September 30, 2018, we had $2,019,409 in current assets, including $230,771 in cash, $1,043,465 in accounts receivable and $546,543 in inventories. Cash increased from $111,302 as of December 31, 2017 to $230,771 as of September 30, 2018, primarily due to the timing of payments.

As of September 30, 2018, we had total current liabilities of $7,486,489, consisting primarily of accounts payable and accrued expenses of $3,439,931, contingent acquisition consideration of $1,503,113, and the current portion of notes payable of $2,063,228. As of September 30, 2018, we had total non-current liabilities of $3,802,816, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

Going Concern

In its report dated April 2, 2018 with respect to our consolidated financial statements for the years ended December 31, 2017 and 2016, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors. As of September 30, 2018, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the Company’s Quarterly Report on Form 10-Q that the Company filed with the SEC on August 14, 2018 (the “Prior 10-Q”), there have been no material developments with respect to the civil action filed by PSP Falcon Industries, LLC against the Company in the Ocean County Superior Court located in Toms River, New Jersey. For additional information regarding the foregoing action, please see the Prior 10-Q.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On September 11, 2018, Ian Rhodes resigned as Chief Executive Officer and Director of the Company. The resignation was for personal reasons and not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Simultaneous with Mr. Rhodes’ resignation, the Company appointed Richard Geib as President and Chief Executive Officer of the Company. As a result, Mr. Geib resigned as the Company’s Chief Operating Officer and Executive Vice President of Additives and Glycols. In connection with Mr. Rhodes’ resignation, the Company entered into a Separation Agreement with Mr. Rhodes, which became effective October 2, 2018.

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

GlyEco, Inc.

Date: November 14, 2018	By: /s/ Richard Geib
Richard Geib
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)