Form 10-K
period 2018-12-31
GlyEco, Inc.
filed 2019-04-01
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number: 000-30396

GLYECO, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-4030261
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

PO BOX 387 Institute, West Virginia	25112
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, 828,397 shares of its common stock, par value $0.0001 per share (the “Common Stock”), were held by non-affiliates of the registrant.  The aggregate market value of those shares was $6,212,978 based on the closing sale price of $7.50 on such date as reported on the OTC Markets system. Shares held by executive officers, directors, and persons then owning directly or indirectly more than 10% of the outstanding Common Stock have been excluded from the preceding number because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 29, 2019, the registrant had 1,383,731 shares of Common Stock issued and outstanding.

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

Corporate History

GlyEco, Inc. (“GlyEco” or the “Company”) is a Nevada corporation, with its principal executive offices located at 1620 1st Avenue South, Nitro, West Virginia 25143. GlyEco was formed in the State of Nevada on October 21, 2011. On that same date, the Company became a wholly-owned subsidiary of Environmental Credits, Inc., a Delaware corporation (“ECVL”). On November 21, 2011, ECVL was merged into its wholly-owned subsidiary, GlyEco (the “Reincorporation”). Upon the consummation of the Reincorporation, the Company was the surviving corporation and the Articles of Incorporation and Bylaws of the Company replaced the Certificate of Incorporation and Bylaws of ECVL.

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

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017 and fourth quarter of fiscal year 2018, the Company purchased an additional 2.9% and .20% respectively, of RS&T (for a total percentage ownership of 100% of RS&T).

Description of Business Activity

GlyEco, Inc. is a chemical company focused on technology development and manufacturing of coolants, additives, and related performance fluids. We serve and support the automotive, heavy-duty, and industrial markets with an unwavering commitment to customer service and quality. GlyEco, Inc., is a vertically integrated company which manufactures ethylene glycol, additives, and finished fluids. Maintaining control over all core ingredients of its glycol-based performance fluids, and directly managing all aspects of the manufacturing process allows GlyEco, Inc. to offer our customers the highest value with competitive costs.

Prior to our acquisitions of WEBA, RS&T and the Dow Assets in December 2016, the Company operated in only one business segment, the Consumer segment. Effective as of January 1, 2017, GlyEco conducted its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity was the production and distribution of ASTM (American Society for Testing Materials) grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operated a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operated six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment was approximately 90,000 gallons per month of ready to use (50/50) antifreeze. On January 11, 2019, the Company completed the sale of the assets of its Consumer segment and now retains only the Industrial division. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

Industrial Division

Our Industrial division consists of two divisions: WEBA, our additives business, and RS&T, our glycol re-distillation plant in West Virginia.

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

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based products where we can be an efficiency leader, providing value added products as a low-cost manufacturer. To deliver value to all of our stakeholders we: develop and manufacture value-added niche or specialty products which meet or exceed industry standards, provide proactive customer service, effectively manage costs as a low-cost manufacturer, leverage technology and innovation throughout our company.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets.

Our manufacturing operations produce high quality products while effectively managing costs. As a vertically integrated company, we manufacture glycol, develop and manufacture additive technologies, and leverage our position in glycols and additives to manufacture finished downstream products as performance fluids.

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

Glycol-Based Standards

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

Competitors include glycol manufacturers (e.g. MEGlobal and Huntsman), antifreeze producers (e.g. Shell, Chevron, and Old World), and antifreeze distributors (e.g. Brenntag and Univar Solutions).

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

In addition to taking the necessary precautions and maintaining the required permits/licenses, glycol producers generally purchase environmental liability insurance policies to mitigate risks associated with the handling of glycol-based products and other specialty chemicals. We believe we have the appropriate permits, licenses, and insurance policies in place to mitigate risks stemming from the actions of our employees or third parties.

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

Employees

As of March 29, 2019, we have a total of 19 employees, including 18 full-time employees. We believe that we have good relations with all of our employees.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include disclosure under this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 1620 1St Avenue South, Nitro, West Virginia, 25143. Our telephone number is (304) 400-4100.

Our Industrial division includes our subsidiary, RS&T. RS&T operates our glycol re-distillation plant located in Institute, West Virginia, which processes waste glycol into virgin quality recycled glycol for sale to industrial customers worldwide.

Our Indiana facility leases approximately 10,000 square feet of property located at 3455 E. St. Clair Street, Indianapolis, IN 46201. The monthly base rent for this location is currently $4,500. The lease term expired on December 31, 2018 and the property is currently being rented on a month to month basis until our departure is completed.

Our South Carolina facility leases approximately 7,000 square feet of property located at 230 Gill Way, Rock Hill, SC 29730. The monthly base rent for this location is currently $4,838. The base rent will gradually increase until the lease term expires on October 1, 2023. Our South Carolina facility also leases approximately 3,500 square feet of property located at 1500 Farmer Road, Suite G-1, Conyers, GA 30012. The monthly base rent for this location is currently $1,218. The property is currently being rented on a month to month basis until our departure is completed.

Our Maryland facility leases approximately 12,000 square feet of property located at 8464 Ardwick-Ardmore Road, Landover, MD 20785. The monthly base rent for this location is currently $4,600. The lease term expired on December 31, 2016 and the property is currently being rented on a month to month basis until our departure is completed.

Our Louisiana facility leases approximately 1,380 square feet of property located at 14141 Airline Highway, Building 2, Suite E, Baton Rouge, Louisiana 70817. The monthly base rent for this location is currently $842. The lease term expires on March 31, 2020.

Our West Virginia facility leases approximately 15 acres of property located in Institute, WV. The monthly base rent for this location is currently $12,500. The lease term expires December 27, 2021.

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

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action related to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company settled this issue on February 26, 2019 for a minimal amount.

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

	High	Low
2018
1st Quarter	$8.75	$2.50
2nd Quarter	$7.50	$2.50
3rd Quarter	$9.30	$3.02
4th Quarter	$4.01	$1.16

2017
1st Quarter	$60.00	$12.50
2nd Quarter	$17.50	$7.50
3rd Quarter	$11.25	$7.50
4th Quarter	$11.25	$6.25

As of March 29, 2019, the closing sale price for our common stock as quoted on the OTC Pink Sheets system was $2.00. As of March 29, 2019, there were 1,383,731 shares of common stock outstanding and approximately 212 shareholders of record for our common stock. This does not include shareholders holding common stock in street name in brokerage accounts.

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

Recent Sales of Unregistered Securities

The Company issued the following unregistered securities during the fiscal year ended December 31, 2018, some of which were issued pursuant to the Company’s Equity Incentive Program, a program approved by the Company's Board of Directors on December 18, 2014, pursuant to which the Company’s employees can elect to receive equity in lieu of cash for all or part of their salary compensation (the “Equity Incentive Program”):

On January 8, 2018, the Company issued 1,200 shares of common stock to an employee of the Company at a price of $7.50 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the employees had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The employee made representations that the shares were taken for investment purposes and not with a view to resale.  The shares of common stock issued are restricted.

On March 31, 2018, the Company issued an aggregate of 9,245 shares of common stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $8.13 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of common stock issued are restricted.

On July 12, 2018, the Company issued an aggregate of 11,766 shares of common stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $6.38 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of common stock issued are restricted.

On July 12, 2018, the Company issued an aggregate of 3,778 shares of common stock to eight employees of the Company pursuant to the Company’s Equity Incentive Program at a price of $5.38 per share. The shares of common stock issued are restricted.

On October 11, 2018, the Company issued an aggregate of 10,344 shares of common stock to six directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at a price of $7.25 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The directors made representations that the shares were taken for investment purposes and not with a view to resale. The shares of common stock issued are restricted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2018 and 2017 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

Company Overview

GlyEco, Inc. is a chemical company focused on technology development and manufacturing of coolants, additives, and related performance fluids. We serve and support the automotive, heavy-duty, and industrial markets with an unwavering commitment to customer service and quality. GlyEco Inc., located in Institute, West Virginia, is a vertically integrated company which manufactures ethylene glycol, additives, and finished fluids. Maintaining control over all core ingredients of its glycol-based performance fluids, and directly managing all aspects of the manufacturing process allows GlyEco Inc. to offer our customers the highest value with competitive costs.

Prior to our acquisitions of WEBA, RS&T and the Dow Assets in December 2016, the Company operated in only one business segment, the Consumer segment. Effective as of January 1, 2017, GlyEco conducted its operation in two business segments: the Consumer segment and the Industrial segment. The Consumer segment’s principal business activity was the production and distribution of ASTM (American Society for Testing Materials) grade glycol products, specifically automotive antifreeze and specialty-blended antifreeze, for sale into the automotive and industrial end markets. The Consumer segment operated a full lifecycle business, picking up waste antifreeze and producing finished antifreeze from both recycled and virgin glycol sources. We operated six processing and distribution centers located in the eastern region of the United States. The production capacity of the Consumer segment was approximately 90,000 gallons per month of ready to use (50/50) antifreeze. On January 11, 2019, the Company completed the sale of the assets of its Consumer segment and now retains only the Industrial division. Operations in our Industrial segment are conducted through WEBA and RS&T, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  RS&T operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The RS&T facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the RS&T facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

On January 11, 2019, the Company completed the Asset Sale of the consumer division to the Purchaser pursuant to the terms of an Asset Purchase Agreement (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report).

Industrial Division

Our Industrial division consists of two divisions: WEBA, our additives business, and RS&T, our glycol re-distillation plant in West Virginia.

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

Our Strategy

We are a vertically integrated specialty chemical company focused on high quality glycol-based products where we can be an efficiency leader, providing value added products as a low-cost manufacturer. To deliver value to all of our stakeholders we: develop and manufacture value-added niche or specialty products which meet or exceed industry standards, provide proactive customer service, effectively manage costs as a low-cost manufacturer, leverage technology and innovation throughout our company.

To effectively deliver on our strategy, we offer a broad spectrum of products in our niches, focus on non-standard innovative products, leverage multiple distribution channels and we are market smart in that we maximize less competitive/under-served markets.

Our manufacturing operations produce high quality products while effectively managing costs. As a vertically integrated company, we manufacture glycol, develop and manufacture additive technologies, and leverage our position in glycols and additives to manufacture finished downstream products as performance fluids.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The information below only constitutes the continuing operations of the company.

Net Sales

For the year ended December 31, 2018, Net Sales were $6,457,484 compared to $5,806,907 for the year ended December 31, 2017, representing an increase of $650,577 or 11%. The increase in Net Sales was due to organic revenue growth.

Cost of Goods Sold

For the year ended December 31, 2018, our Costs of Goods Sold was $5,172,305 compared to $4,921,741 for the year ended December 31, 2017, representing an increase of $250,564, or approximately 5%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in Net Sales.

Gross Profit

For the year ended December 31, 2018, we realized a gross profit of $1,285,179 compared to a gross profit of $885,166 for the year ended December 31, 2017.

Our gross profit margin for the year ended December 31, 2018 was approximately 20% compared to approximately 15% for the year ended December 31, 2017.

The increase in gross profit margin was due to scaling up West Virginia, maintaining WEBA margin, and selling a small amount of profitable antifreeze from our blending facility.

Operating Expenses

For the year ended December 31, 2018, Operating Expenses decreased to $3,946,139 from $5,154,782 for the year ended December 31, 2017, representing a decrease of $1,208,643, or approximately 23%.  Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Tank Remediation, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the year ended December 31, 2018 was approximately 61% compared to approximately 89% for the year ended December 31, 2017.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $94,292 for the year ended December 31, 2018 from $415,516 for the year ended December 31, 2017, representing a decrease of $321,224, or approximately 77%.  The decrease is primarily due to discontinuing use of three outside consultants. In 2017, the Company engaged a recruiting firm to assist with the search for a CFO and two senior sales staff, a full-time accountant to assist with implementation of an ERP system and a marketing firm to assist in a rebranding effort. All three of these services were discontinued in 2018.

Share-Based Compensation consists of stock, options and warrants issued to consultants and employees in consideration for services provided to the Company. Share-Based Compensation decreased to $376,500 for the year ended December 31, 2018 from $523,613 for the year ended December 31, 2017, representing a decrease of $147,113, or 28%. This is due to the decrease in stock grants awarded in 2018.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages increased to $1,931,371 for the year ended December 31, 2018 from $1,617,168 for the year ended December 31, 2017, representing an increase of $314,203 or 19%.  The increase is due to three additions to the senior management team that took place in the second half of 2017. The Company onboarded a CFO, EVP of Performance Fluids and EVP of Specialty Chemicals in 2017 which increased the Salaries and Wages expense for 2018.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the year ended December 31, 2018, Legal and Professional Fees increased to $874,728 from $795,835 for the year ended December 31, 2017, representing an increase of $78,893 or approximately 10%. The increase is primarily related to the legal fees associated with the reverse/forward stock split conducted in July 2018 and the technology consultants utilized in 2018 for the implementation of an ERP system.

Tank remediation expense consists of an accrual from the compliance with West Virginia regulations enacted in 2017, where the Company elected to accrue $780,000 for tank remediation during the year ended December 31, 2017.

General and Administrative (G&A) Expenses consist of general operational costs of our business. For the year ended December 31, 2018, G&A Expenses decreased to $669,248 from $1,022,650 for the year ended December 31, 2017, representing a decrease of $353,402, or approximately 35%. The decrease is due to a larger contingent acquisition reduction in 2018, which offset expenses.

Other Income and Expenses

For the year ended December 31, 2018, Other Income and Expenses was an expense of $778,360 compared to an expense of $808,616 for the year ended December 31, 2017. Other Income and Expenses consist of Interest Expense.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported
	Years Ended December 31,
	2018	2017
Net loss from continuing operations	$(3,452,426)	$(5,078,281)

Interest expense	778,360	662,052
Loss on debt extinguishment	—	146,564
Tank remediation (1)	—	780,000
Provision for income taxes	13,106	49
Depreciation and amortization	719,233	635,056
Share-based compensation	376,500	523,613
Adjusted EBITDA	$(1,565,227)	$(2,330,947)

(1)	This is an expense related to estimated equipment remediation efforts to comply with new West Virginia regulations.

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

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31, 2018	December 31, 2017
Net cash (used in) operating activities from continuing operations	$(1,073,960)	$(2,068,835)
Net cash provided by operating activities from discontinued operations	$69,826	$503,531
Net cash (used in) investing activities from continuing operations	$(128,433)	$(716,787)
Net cash (used in) investing activities from discontinued operations	$(43,199)	$(147,963)
Net cash provided by financing activities from continuing operations	$1,359,786	$1,121,539
Net cash (used in) financing activities from continuing operations	$(64,316)	$(64,092)
Net increase (decrease) in cash	$119,704	$(1,372,607)
Cash and restricted cash - beginning of year	$117,944	$1,490,551
Cash and restricted cash - end of year	$237,648	$117,944

For the year ended December 31, 2018 and 2017, net cash used in operating activities from continuing operations was $1,073,960 and $2,068,835, respectively. The decrease in cash used in operating activities is due to the significant period over period changes in accounts receivables, inventories and accounts payable and accrued expenses.

For the year ended December 31, 2018, the Company used $128,433 in cash for investing activities from continued operations compared to the $716,787 used in the year ended December 31, 2017.   These amounts were comprised primarily of capital expenditures for equipment.

For the years ended December 31, 2018 and 2017, we received $1,395,786 and $1,121,539, respectively, in cash from financing activities. The amount of cash received in 2018 is primarily comprised of proceeds from the 10% unsecured notes. The amount of cash received in 2017 is primarily comprised of proceeds from the exercise of warrants and proceeds from a sale-leaseback, partially offset by the repayment of debt, including the 5% Notes, as well as proceeds from our August 2017 rights offering.

As of December 31, 2018, we had $828,946 in current assets, consisting primarily of $237,648 in cash, $215,336 in accounts receivable and $238,895 in inventory.

As of December 31, 2018, we had total current liabilities of $6,509,831, consisting primarily of accounts payable and accrued expenses of $2,845,856. As of December 31, 2018, we had total non-current liabilities of $3,533,736, consisting primarily of the non-current portion of our notes payable and capital lease obligations.

Stock Split

On July 10, 2018, the Company effected a reverse stock split of its common stock, immediately followed by a forward stock split of its common stock. The ratio for the reverse stock split is fixed at 1-for-500 and the ratio for the forward stock split is fixed at 4-for-1, resulting in a net reverse split of 125-for-1. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split.

Going Concern and Liquidity

The accompanying consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of filing of this Annual Report.

In their report dated April 1, 2019 with respect to our consolidated financial statements for the years ended December 31, 2018 and 2017, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors.

Our plans to address these matters include achieving profitable operations and raising additional financing through private and/or public offerings of our equity securities and through debt financing if available and needed. We plan to achieve profitable operations through the implementation of operating efficiencies at our facility and increased revenue through the offering of additional products. There can be no assurances, however, that the Company will be able to achieve profitable operations or be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement our intended business strategy.

Financing Events

On April 6, 2018, the Company commenced a private placement (“Private Placement”) of 10% Senior Unsecured Promissory Notes (the “10% Notes”) and (ii) warrants (the “Warrants”) to purchase up to 100,000 shares of common stock of the Company, that were issued pursuant to subscription agreement. The 10% Notes bear interest at a rate of 10% per annum due on the maturity date or as otherwise specified by the 10% Notes. The Warrants have an exercise price per share of $6.25.

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

The Company closed a third tranche of the Private Placement on May 1, 2018 with Ian Rhodes, the Company’s former Chief Executive Officer and a former director, with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on June 1, 2019.

The Company closed a fourth tranche of the Private Placement on May 4, 2018 with the Wynnefield Funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of 10% Notes and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 6, 2019.

The Company allocated the proceeds received from the 10% Notes and the Warrants on a relative fair value basis at the time of issuance. The total debt discount of $300,297, including the relative fair value of the Warrants and the debt issuance costs will be amortized over the life of the 10% Notes to interest expense using the effective interest method.

Off-balance Sheet Arrangements

In the year ended December 31, 2018, the Company did not enter into any off-balance sheet arrangements.

Critical Accounting Policies

We have identified in the consolidated financial statements contained herein certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Management reviews with the Audit Committee the selection, application and disclosure of critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree o uncertainty. These areas include going concern, collectability of accounts receivable, inventory, impairment of goodwill, carrying amounts and useful lives of intangible assets, fair value of assets acquired and liabilities assumed in business combinations, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the associated ASU’s (collectively “Topic 606”) in the first quarter of 2018.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the table below:

Net Trade Revenue by Principal Product Group

Year Ended December 31, 2018

Antifreeze	$59,385
Ethylene Glycol	3,836,415
Additive	2,561,684
Total	$6,457,484

Net Trade Revenue by Geographic Region

Year Ended December 31, 2018

US	$4,829,287
Canada	1,579,643
China	26,472
India	16,112
Chile	3,317
UAE	2,653
Total	$6,457,484

Collectability of Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $6,427 and $103,027 as of December 31, 2018 and 2017, respectively.

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

Goodwill and Other Intangibles

We account for an acquisition of a business, as defined in Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, as required by an analysis of the inputs, processes and outputs associated with the transaction. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flows generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2018 and 2017 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Share-based Compensation

All share-based payments to employees and non-employee directors, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718 "Compensation-Stock Compensation”. Compensation expense for share-based payments to employees and directors is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model or the Monte Carlo Simulation. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier. For awards with market conditions, compensation cost is recorded on the accelerated attribution method over the derived service period.

Non-employee share-based compensation is accounted for based on the fair value of the related stock or options, using the BSM, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

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

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company settled this issue on February 26, 2019 for a minimal amount.

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

In December 2016, the Company completed an acquisition of certain glycol distillation assets from Union Carbide Corporation in Institute, West Virginia. In order to comply with West Virginia regulations enacted in 2017, the Company had accrued $780,000 for tank remediation for the year ended December 31, 2017. The amount of the accrual is based on various assumptions and estimates and will be periodically reevaluated in light of a variety of future events and contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

Item 8.  Financial Statements and Supplementary Data

Immediately following are our audited consolidated financial statements and notes as of and for the years ended December 31, 2018 and 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glyeco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlyEco, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2018, has an accumulated deficit of $47,310,534 as of December 31, 2018 and is dependent on its ability to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, California
April 1, 2019

GLYECO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$237,648	$111,302
Cash – restricted	-	6,642
Accounts receivable, net	215,336	731,439
Prepaid expenses	137,067	336,648
Inventories	238,895	270,409
Current assets from discontinued operations	1,760,100	1,132,956
Total current assets	2,589,046	2,589,396

Property, plant and equipment, net	2,562,618	2,478,380

Other Assets
Deposits	49,081	396,646
Goodwill	2,937,288	2,937,288
Other intangible assets, net	1,721,000	2,146,279
Noncurrent assets from discontinued operations	-	2,465,045
Total other assets	4,707,369	7,945,258

Total assets	$9,859,033	$13,013,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,845,856	$2,446,693
Customer deposits	274,103	-
Contingent acquisition consideration	815,670	1,509,755
Notes payable – current portion, net of debt discount	2,080,071	232,267
Capital lease obligations – current portion	494,131	377,220
Current liabilities from discontinued operations	586,019	539,980
Total current liabilities	7,095,850	5,105,915

Non-Current Liabilities
Notes payable – non current portion	2,783,744	2,779,126
Capital lease obligations – non current portion	749,992	1,085,985
Noncurrent liabilities from discontinued operations	-	174,505
Total non-current liabilities	3,533,736	4,039,616

Total liabilities	10,629,586	9,145,531

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock: 40,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding as of December 31, 2018 and 2017	-	-
Common stock: 300,000,000 shares authorized; $0.0001 par value; 1,358,597 and 1,322,264 shares issued and outstanding as of December 31, 2018 and 2017, respectively	136	132
Additional paid-in capital	46,539,845	45,863,969
Accumulated deficit	(47,310,534)	(41,996,598)
Total stockholders’ equity (deficit)	(770,553)	3,867,503

Total liabilities and stockholders’ equity (deficit)	$9,859,033	$13,013,034

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Net sales	$6,457,484	$5,806,907
Cost of goods sold	5,172,305	4,921,741
Gross profit	1,285,179	885,166

Operating expenses:
Consulting fees	94,292	415,516
Share-based compensation	376,500	523,613
Salaries and wages	1,931,371	1,617,168
Legal and professional	874,728	795,835
Tank remediation	-	780,000
General and administrative	669,248	1,022,650
Total operating expenses	3,946,139	5,154,782

Loss from operations	(2,660,960)	(4,269,616)

Other expenses:
Loss on debt extinguishment	-	146,564
Interest expense	778,360	662,052
Total other expense, net	778,360	808,616

Loss from continuing operations before provision for income taxes	(3,439,320)	(5,078,232)

Provision for income taxes	13,106	49

Net loss from continuing operations	(3,452,426)	(5,078,281)

Loss from discontinued operations, net of income taxes	(1,861,510)	(103,254)

Net loss	$(5,313,936)	$(5,181,535)

Basic and diluted loss per share from continuing operations	$(2.58)	$(4.46)
Basic and diluted loss per share from discontinued operations	$(1.39)	$(0.09)
Basic and diluted loss per share	$(3.97)	$(4.55)
Weighted average number of common shares outstanding- basic and diluted	1,339,238	1,137,696

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2016	1,009,210	$101	$42,616,005	$(36,815,063)	$5,801,043

Offering of common shares, net	66,593	7	541,772	-	541,779

Share-based compensation	28,201	3	523,610	-	523,613

Notes payable and accrued interest converted into common stock in connection with rights offering	162,474	16	1,624,727	-	1,624,743

Notes payable and accrued interest converted into common stock	22,036	2	220,358	-	220,360

Exercise of warrants	33,750	3	337,497	-	337,500

Net loss	-	-	-	(5,181,535)	(5,181,535)

Balance, December 31, 2017	1,322,264	132	45,863,969	(41,996,598)	3,867,503

Share-based compensation	32,555	4	376,496	-	376,500

Common stock issued under ESPP	3,778	-	20,326	-	20,326

Relative fair value of warrants issued in connection with notes payable	-	-	279,054	-	279,054

Net loss	-	-	-	(5,313,936)	(5,313,936)

Balance, December 31, 2018	1,358,597	$136	$46,539,845	$(47,310,534)	$(770,553)

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss from continuing operations	$(3,452,426)	$(5,078,281)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	293,954	206,335
Amortization	425,279	428,721
Share-based compensation expense	376,500	523,613
Amortization of debt discount	216,554	205,180
Loss on debt extinguishment	-	146,564
Gain on reversal of contingent acquisition consideration	(687,443)	(241,910)
(Recoveries on) provision for bad debt	(34,836)	49,358
Loss on disposal of equipment	718	-
Changes in operating assets and liabilities:
Accounts receivable	550,939	(519,346)
Prepaid expenses	97,389	292,220
Inventories	118,581	85,702
Deposits	347,565	(44,720)
Accounts payable and accrued expenses	673,266	1,883,920
Due to related parties	-	(6,191)
Net cash used in operating activities from continued operations	(1,073,960)	(2,068,835)
Net cash provided by operating activities from discontinued operations	69,826	503,531
Net cash used in operating activities	(1,004,134)	(1,565,304)

Cash flows from investing activities
Cash paid for noncontrolling interest in RS&T	-	(129,500)
Purchases of property, plant and equipment	(128,433)	(587,287)
Net cash used in investing activities from continuing operations	(128,433)	(716,787)
Net cash used in investing activities from discontinued operations	(43,199)	(147,963)
Net cash used in investing activities	(171,632)	(864,750)

Cash flows from financing activities
Repayment of notes payable	(304,310)	(1,140,826)
Repayment of capital lease obligations	(428,345)	(247,004)
Payment of contingent acquisition consideration	(6,642)	(69,910)
Proceeds from sale-leaseback	-	1,700,000
Proceeds from exercise of warrants	-	337,500
Proceeds from issuance of notes payable	2,100,000	-
Purchase of ESPP shares	20,326	-
Payments of debt issuance costs	(21,243)	-
Proceeds from the sale of common stock, net	-	541,779
Net cash provided by financing activities from continuing operations	1,359,786	1,121,539
Net cash used in financing activities from discontinued operations	(64,316)	(64,092)
Net cash provided by financing activities	1,295,470	1,057,447

Net change in cash and restricted cash	119,704	(1,372,607)
Cash and restricted cash at beginning of the year	117,944	1,490,551

Cash and restricted cash at end of the year	$237,648	$117,944

Supplemental disclosure of cash flow information
Interest paid during the year	$349,903	$182,142
Income taxes paid during the year	$19,716	$14,921

Reconciliation of cash and restricted cash at end of period:
Cash	$237,648	$111,302
Restricted cash	—	6,642
	$237,648	$117,944

Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment with notes payable	$74,600	$116,655
Acquisition of equipment with capital lease obligations	$196,712	$1,700,000
Acquisition of equipment with capital lease obligation from discontinued operations	$12,551	$-
Notes payable issued for insurance premium	$65,875	$242,866
Notes payable and accrued interest converted into shares of common stock	$-	$1,845,103
Relative fair value of warrants in connection with notes payable	$279,054	$-
Transfer of inventories to property, plant and equipment	$81,000	$-

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 – Organization and Nature of Business

GlyEco, Inc. (the “Company”, “we”, or “our”) is a chemical company focused on technology development and manufacturing of coolants, additives, and related performance fluids. We serve and support the automotive, heavy-duty, and industrial markets with an unwavering commitment to customer service and quality. GlyEco Inc., located in Institute, West Virginia, is a vertically integrated company which manufactures ethylene glycol, additives, and finished fluids. Maintaining control over all core ingredients of its glycol-based performance fluids, and directly managing all aspects of the manufacturing process allows GlyEco Inc. to offer our customers the highest value with competitive costs.

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and purchased 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology. On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017 and fourth quarter of fiscal year 2018, the Company purchased an additional 2.9% and 0.20% respectively, of RS&T (for a total percentage ownership of 100% of RS&T).

The Company was formed in the State of Nevada on October 21, 2011.

We are currently comprised of the parent corporation GlyEco, Inc., WEBA, and RS&T. In January 2019, the Company completed the sale of processing and distribution centers related to our consumer segment (see Note 10).

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2018 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2018, has an accumulated deficit of $47,310,534 as of December 31, 2018 and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Stock Split

On July 10, 2018, the Company effected a reverse stock split of its common stock, immediately followed by a forward stock split of its common stock. The ratio for the reverse stock split was fixed at 1-for-500 and the ratio for the forward stock split was fixed at 4-for-1, resulting in a net reverse split of 125-for-1. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split.

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

(3)	Each component of other comprehensive income or loss

There were no noncontrolling interests as of December 31, 2018 and noncontrolling interests were not significant as of December 31, 2017.

Operating Segments

As a result of the sale of the consumer assets, the Company operates as one segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent within the financial reporting process, actual results may differ significantly from those estimates.  Significant estimates include, but are not limited to, items such as the allowance for doubtful accounts, the value of share-based compensation and warrants, the recoverability of property, plant and equipment, goodwill, other intangibles and the determination of their estimated useful lives, contingent liabilities, valuation of deferred tax assets and environmental and asset retirement obligations. Due to the uncertainties inherent in the formulation of accounting estimates, it is reasonable to expect that these estimates could be materially revised within the next year.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the associated ASU’s (collectively “Topic 606”) in the first quarter of 2018.

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

Costs and Expenses

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs, which are expensed as incurred and are included in operating expenses, were insignificant in the years ended December 31, 2018 and 2017. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts totaled $6,427 and $103,027 as of December 31, 2018 and 2017, respectively, for continuing operations.

Inventories

Inventories are reported at the lower of cost and net realizable value. The cost of raw materials, including feedstocks and additives, is determined on an average unit cost of the units in a production lot. Work-in-process represents labor, material and overhead costs associated with the manufacturing costs at an average unit cost of the units in the production lot. Finished goods represents work-in-process items with additive costs added. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated net realizable values.  Net realizable value is the estimated selling price in the ordinary course of business less the costs to sell.

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

Goodwill and Other Intangible Assets

We account for an acquisition of a business, as defined in Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, as required by an analysis of the inputs, processes and outputs associated with the transaction. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value less accumulated amortization. We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revisions are recorded in operations when the change arises. We recognize impairment when the estimated undiscounted cash flows generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds fair value. Any future increases in fair value would not result in an adjustment to the impairment loss that may be recorded in our consolidated financial statements. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis, no impairment loss of goodwill was recorded in 2018 and 2017 as the carrying amount of the reporting unit’s assets did not exceed the estimated fair value determined.

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

Cash and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to and from related parties and current portion of capital lease obligations and notes payable are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to long-term capital lease obligations and notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company classifies its contingent acquisition consideration liability in connection with the acquisition of WEBA within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of revenue and net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is remeasured each reporting period. During the fourth quarter of 2018 and 2017, the Company reversed $687,443 and $241,910, respectively, of the contingent consideration liability since the 2018 and 2017 milestones were not met. There were no other changes to the estimated fair value of the contingent acquisition consideration liability during the years ended December 31, 2018 and 2017.

Changes in our contingent acquisition consideration liability were as follows:

Total
Balance as of December 31, 2016	$(1,745,023)
Gain on reversal of contingent acquisition consideration	241,910
Balance as of December 31, 2017	(1,503,113)
Gain on reversal of contingent acquisition consideration	687,443
Balance as of December 31, 2018	$(815,670)

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

Net Loss per Share Calculation

The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. At December 31, 2018, these potentially dilutive securities included warrants to purchase 104,957 shares of common stock and stock options to purchase 25,941 shares of common stock for a total of 130,898 shares of common stock. At December 31, 2017, these potentially dilutive securities included warrants to purchase 42,485 shares of common stock and stock options to purchase 27,101 shares of common stock for a total of 69,586 shares of common stock.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. An allowance for the deferred tax asset is established if it is more likely than not that the asset will not be realized.

Share-based Compensation

All share-based payments to employees and non-employee directors, including grants of employee stock options, are expensed based on their estimated fair values at the grant date, in accordance with ASC 718 "Compensation-Stock Compensation”. Compensation expense for share-based payments to employees and directors is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model or the Monte Carlo Simulation. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier. For awards with market conditions, compensation cost is recorded on the accelerated attribution method over the derived service period.

Non-employee share-based compensation is accounted for based on the fair value of the related stock or options, using the BSM, or the fair value of the goods or services on the measurement date, whichever is more readily determinable.

Discontinued Operations

Our consumer segment, which was sold subsequent to year end, was classified as discontinued operations in the consolidated balance sheets at December 31, 2018 and in the consolidated statements of operations, in accordance with ASC 205-20 “Presentation of Financial Statements”, ASC 360-10 “Property Plant and Equipment” and ASC 350-20 “Intangibles-Goodwill and Other Goodwill”. Cash flows and operations that relate to the consumer segment are shown separately from continuing operations. Assets and liabilities classified as discontinued operations are measured at the lower of carrying amount and fair value less costs to sell. Assets, liabilities and results of operations in the prior year have been reclassified as discontinued operations.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company, except as discussed below.

In the first quarter of 2018, the Company adopted ASU 2014-09, which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, FASB issued additional ASUs related to Topic 606 that delayed the effective date of ASU 2014-09 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt ASU 2014-09 using the modified retrospective transition method for all contracts not completed as of the date of adoption. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See “Revenue Recognition” in Note 3 for additional disclosures regarding the Company’s revenue recognition policies and contracts with customers.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 will not have a material effect on the Company’s consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.  The new lease standard will be effective for us in the first quarter of 2019 as we adopt the modified retrospective approach. Based on the sale of the consumer segment, we do expect the adoption to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Classification Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $6,642 and $76,552 as of December 31, 2017 and 2016, respectively.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the table below:

Net Trade Revenue by Principal Product Group

Year Ended December 31, 2018

Antifreeze	$59,385
Ethylene Glycol	3,836,415
Additive	2,561,684
Total	$6,457,484

Net Trade Revenue by Geographic Region

Year Ended December 31, 2018

US	$4,829,287
Canada	1,579,643
China	26,472
India	16,112
Chile	3,317
UAE	2,653
Total	$6,457,484

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does not have any contract assets as of December 31, 2018 and 2017. The Company has utilized the practical expedient which enables the Company to expense commissions when incurred as they would be amortized over one year or less.

Contract liabilities consist of deposits made by customers for goods that have not yet been delivered. Once delivery is made the liability is reduced and the revenue is recognized. As of December 31, 2018 and 2017, the Company had $274,103 and $0, respectively, in customer deposits.

NOTE 4 – Inventories

As of December 31, 2018 and 2017, the Company’s total inventories were as follows:

December 31,	2018	2017
Raw materials	$157,031	$119,906
Work in process	-	-
Finished goods	81,864	150,503
Total inventories	$238,895	$270,409

NOTE 5 – Property, Plant and Equipment

As of December 31, 2018 and 2017, the property, plant and equipment, net of accumulated depreciation, is as follows:

December 31,	2018	2017
Machinery and equipment	$2,694,528	$2,353,778
Leasehold improvements	305,772	216,650
Accumulated depreciation	(522,160)	(225,121)
	2,478,140	2,345,307
Construction in process	84,478	133,073
Total property, plant and equipment	$2,562,618	$2,478,380

Depreciation expense recorded during the years ended December 31, 2018 and 2017 was $293,954 and $206,335, respectively.

NOTE 6 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

	Estimated Useful Life	Gross Balance at December 31, 2017	Accumulated Amortization	Net Balance at December 31, 2017	Gross Balance at December 31, 2018	Accumulated Amortization	Net Balance at December 31, 2018
Finite live intangible assets:
Customer list and tradename	5 years	$881,000	$(177,921)	$703,079	$881,000	$(352,400)	$528,600

Non-compete agreements	5 years	814,000	(162,800)	651,200	814,000	(325,600)	488,400

Intellectual property	10 years	880,000	(88,000)	792,000	880,000	(176,000)	704,000

Total intangible assets		$2,575,000	$(428,721)	$2,146,279	$2,575,000	$(854,000)	$1,721,000

Goodwill	Indefinite	$2,937,288	$-	$2,937,288	$2,937,288	$-	$2,937,288

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

 Aggregate amortization expense included in general and administrative expenses for the years ended December 31, 2018 and 2017 totaled $425,279 and $428,721, respectively. The following table represents the total estimated amortization of intangible assets for future years:

For the Year Ending December 31,	Estimated Amortization Expense

2019	$427,000
2020	427,000
2021	427,000
2022	88,000
2023	88,000
Thereafter	264,000
$1,721,000

NOTE 7 – Income Taxes

For the years ended December 31, 2018 and 2017, there was a provision for income taxes of $13,106 and $49, respectively. The Company’s income tax expense as of December 31, 2018 and 2017 include the expected state income taxes for the states in which our subsidiaries operate. There is no provision for federal income taxes because we have historically incurred net operating losses, and we maintain a full valuation allowance against our net deferred tax asset.

The provision for income taxes is as follows for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Income tax expense at statutory federal rate
Current:
Federal	$-	$-
State	13,106	49
Total current	13,106	49
Deferred:
Federal	-	-
State	-	-
Change in valuation allowance	-	-
Total deferred	-	-
Provision for income taxes	$13,106	$49

The differences between our effective income tax rate and the U.S. federal income tax rate for the years ended December 31, 2018 and 2017 are:

	2018	2017
Expected income tax provision at the federal statutory rate	21.00%	34.0%
Loss on debt extinguishment	-	0.98%
Change in contingent liability	4.20%	1.62%
Impact of the change in the federal corporate rate	-	(81.79)%
Adjustment for forfeiture of non-qualified stock options	(0.16)%	(5.69)%
Other	(6.93)%	(0.13)%
Release of valuation allowance	(18.48)%	51.02%
Effective tax rate	(0.38)%	0.00%

As of December 31, 2018 and 2017, the Company had net operating loss (NOL) carryforwards of approximately $39,766,346 and $34,491,076, respectively. The federal tax loss carryforward of $4,517,054 does not expire and are subject to 80% limitation due to the tax law change of 2017. The remaining federal tax loss carryforwards of $35,249,292 and state tax loss carryforwards begin to expire in 2027 and 2032, respectively, unless previously utilized. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established as of December 31, 2018 and 2017 to reduce the tax benefit asset value to zero.

The deferred tax assets, including a valuation allowance, are as follows at December 31:

	Year Ended December 31,
	2018	2017
Deferred tax assets:

Net operating loss carryforwards	$9,789,000	$8,997,000
Stock compensation	253,000	243,000
Reserves and accruals	491,000	241,000
Deferred tax asset (DTA)	10,533,000	9,481,000
Basis difference in intangibles and fixed assets	(422,000)	(603,000)
Deferred tax liability (DTL)	(422,000)	(603,000)
Net operating loss	10,111,000	8,878,000
Valuation allowance	(10,111,000)	(8,878,000)
Net current deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2018 and 2017 was $(1,233,000) and $2,988,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2018 and 2017, and recorded a full valuation allowance.

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

The Company applies the provisions of ASC 740 related to accounting for uncertain tax positions and concluded there were no significant tax positions associated with the Company requiring accrual of a liability. As of December 31, 2018, the Company has not accrued for any such positions. The Company is currently not under audit for federal or state tax purposes. The Company does not expect a significant change to occur within the next 12 months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35% to a flat 21% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. The Company provisionally recorded $4.2 million of expense related, offset by a full valuation allowance, for the remeasurement of its deferred tax assets and liabilities. As of December 31, 2018, the Company completed its accounting for the tax effects of the enactment of the 2017 Act which resulted in immaterial adjustments to provisional estimates, offset by a full valuation allowance.

NOTE 8 – Notes Payable

Notes payable consist of the following:

	December 31, 2018	December 31, 2017
2018 Related Party 10% Unsecured Notes, net of debt discount of $83,743	$2,016,257	$—
2018 Secured Note	68,431	—
2017 Secured Note	81,659	104,990
2018 and 2017 Unsecured Note	—	188,060
2016 Secured Notes	47,468	68,343
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,863,815	3,011,393
Less current portion	(2,080,071)	(232,267)
Long-term portion of notes payable	$2,783,744	$2,779,126

2018 Related Party 10% Unsecured Notes

On April 6, 2018, the Company commenced a private placement (“Private Placement”) of 10% Senior Unsecured Promissory Notes (the “10% Notes”) and (ii) warrants (the “Warrants”) to purchase up to 100,000 shares of common stock of the Company, that were issued pursuant to a subscription agreement. The 10% Notes bear interest at a rate of 10% per annum, and is due on the maturity date or as otherwise specified by the 10% Notes. The Warrants have an exercise price per share of $6.25, are immediately exercisable and expire on April 6, 2021.

The Company closed the first tranche of the Private Placement on April 6, 2018, with Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P., (“Wynnefield Funds”), which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), with respect to 10% Notes with an aggregate principal amount of $1,000,000, and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 4, 2019.

The Company closed the second tranche of the Private Placement on April 10, 2018, with one of its directors, Charles F. Trapp, with respect to a 10% Note with a principal amount of $50,000, and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 9, 2019.

The Company closed a third tranche of the Private Placement on May 1, 2018 with Ian Rhodes, the Company’s former Chief Executive Officer and a former director, with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on June 1, 2019.

The Company closed a fourth tranche of the Private Placement on May 4, 2018 with the Wynnefield Funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of 10% Notes, and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on May 6, 2019.

The Company allocated the proceeds received from the 10% Notes and the Warrants on a relative fair value basis at the time of issuance. The total debt discount of $300,297, including the relative fair value of the Warrants and the debt issuance costs will be amortized over the life of the 10% Notes to interest expense using the effective interest method. Amortization expense during the year ended December 31, 2018 was $216,554.

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

2018 and 2017 Unsecured Note

In October 2017, and later amended in January 2018, the Company entered into an unsecured note with Bank Direct to finance its insurance premiums (the “2018 and 2017 Unsecured Note”). The key terms of the 2018 and 2017 Unsecured Note include: (i) an original principal balance of $242,866, (ii) an interest rate of 5.4%, and (iii) a term of ten months. This loan has been paid in full.

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

WEBA Seller Notes

In connection with the WEBA acquisition, the Company issued $2.65 million in 8% promissory notes (“Seller Notes”). The Seller Notes mature on December 27, 2021. The Seller Notes bear interest at a rate of 8% per annum payable on a quarterly basis in arrears. The Seller Notes contain standard default provisions, including: (i) failure to repay the Seller Note when it is due at maturity; (ii) failure to pay any interest payment when due; (iii) failure to deliver financial statements on time; and (iv) other standard events of default.

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

As of December 31, 2018 and 2017, the Company had no shares of preferred stock outstanding.

Common Stock

As of December 31, 2018, the Company has 1,358,597 shares of common stock, par value $0.0001, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of common stock. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any shares of preferred stock having preference in payment of dividends.

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

The Company recorded stock-based compensation expense related to the 2017 ESPP of approximately $12,000 for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued the following shares of common stock for compensation:

During the year ended December 31, 2018, the Company issued an aggregate of 1,200 shares of common stock to an employee of the Company pursuant to the Company’s Equity Incentive Program at a price of $7.50.

During the year ended December 31, 2018, the Company issued an aggregate of 31,355 shares of common stock to directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at prices ranging from $6.38 to $8.13.

During the year ended December 31, 2018, the Company issued an aggregate of 3,778 shares of common stock to eight employees of the Company pursuant to the Company’s ESPP at a price of $5.38 per share.

During the year ended December 31, 2017, the Company issued the following shares of common stock for compensation:

During the year ended December 31, 2017, the Company issued an aggregate of 5,841 shares of common stock to employees of the Company pursuant to the Company’s Equity Incentive Program at prices ranging from $10.00 to $15.00.

During the year ended December 31, 2017, the Company issued an aggregate of 21,080 shares of common stock to directors of the Company pursuant to the Company’s Fiscal Year 2017 Director Compensation Plan at prices ranging from $9.63 to $15.00.

On February 13, 2017, the Company issued an aggregate of 1,280 shares of common stock to two employees of the Company as compensation at a price of $15.63 per share.

During the year ended December 31, 2017, the Company issued the following shares of common stock in connection with the exercise of warrants:

On May 11, 2017, the Company issued an aggregate of 27,500 shares to accredited investors in connection with the exercise of warrants at an exercise price of $10.00 per share.

On August 10, 2017, the Company issued an aggregate of 6,250 shares to accredited investors in connection with the exercise of warrants at an exercise price of $10.00 per share.

In June 2017, the Board of Directors approved the issuance of 8,000 restricted shares of common stock of the Company. The initial value of the restricted stock grant was $72,099, which is being amortized over the estimated service period. These shares will be issued to certain executives upon the Company meeting the following bench marks: 50% will vest when the price per share of the Company’s common stock, based upon a 30-trading day VWAP, is equal to at least $25.00 per share and 50% will vest when the price per share of the Company’s common stock, based upon a 30-trading day VWAP, is equal to at least $43.75 per share.

Throughout the year ended December 31, 2017, the Board of Directors approved the issuance of 17,600 restricted shares of common stock of the Company. The initial value of the restricted stock grant was $150,258, which is being amortized over the estimated service period. These shares will be issued to certain executives and employees upon vesting, which will occur when the price per share of the Company’s common stock, measured and approved based upon a 30-day trading VWAP, is equal to at least $25.00 per share.

On December 29, 2017, the Board of Directors approved the issuance of 16,800 restricted shares of common stock of the Company. These shares will be issued to certain executives upon vesting: 50% of the grant upon the Company reporting its first quarter positive Adjusted EBITDA (as presented by the Company) and 50% of the grant upon the Company reporting its first quarter positive Net Income (GAAP). The value of the shares of $6.25 per share was based on the fair market value of the Company’s common stock on the date of the issuance was approved. The Company will expense the value of the shares when it determines it is probable the performance targets will be achieved. There was no expense recorded during the years ended December 31, 2018 and 2017.

On April 20, 2018, the Board of Directors approved the issuance of 15,640 restricted shares of common stock of the Company. These shares will be issued to certain executives upon vesting: 50% of the grant upon the Company reporting its first quarter positive Adjusted EBITDA (as presented by the Company) and 50% of the grant upon the Company reporting its first quarter positive Net Income (GAAP). The value of the shares of $4.55 per share was based on the fair market value of the Company’s common stock on the date of the issuance was approved. The Company will expense the value of the shares when it determines it is probable the performance targets will be achieved. There was no expense recorded during the year ended December 31, 2018.

A summary of the Company's restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2018	114,236	$8.75
Restricted stock granted	15,640	4.55
Restricted stock vested	—	—
Restricted stock forfeited	(9,280)	8.73

Unvested at December 31, 2018	120,596	$8.34

During the year ended December 31, 2018 and 2017, the Company recorded $55,289 and $181,004 respectively, related to the performance and market-based restricted stock awards.

Options and Warrants

During the year ended December 31, 2018, the Company issued warrants to purchase an aggregate of 84,000 shares of common stock in connection with the issuance of notes payable (see Note 8).

During the year ended December 31, 2017, the Company issued 33,750 shares of common stock in connection with the exercise of stock warrants at an exercise price of $10.00 per share for total proceeds of $337,500 (see Note 11 for additional information about stock options and warrants).

NOTE 10 – Business Combinations and Discontinued Operations

WEBA

On December 27, 2016, the Company entered into a Stock Purchase Agreement (“WEBA SPA”) with WEBA, a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries. Pursuant to the WEBA SPA, the Company acquired all of the WEBA shares from the WEBA sellers for $150,000 in cash and $2.65 million in 8% Promissory Notes (see Note 8). In addition, the WEBA sellers may be entitled to receive earn-out payments of up to an aggregate of $2,500,000 for calendar years 2017, 2018, and 2019 based upon terms set forth in the WEBA SPA. The Company also issued 45,000 shares as repayment of $450,000 of notes payable due to the WEBA sellers. The fair market value of the shares was $12.50 on the date of issuance. Following the WEBA acquisition, WEBA became a wholly owned subsidiary of the Company.

We accounted for the acquisition of WEBA as required under applicable accounting guidance. Tangible assets acquired are recorded at fair value. Identifiable intangible assets that we acquired are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value. Goodwill is recorded as the excess of the consideration transferred over the fair value of the net identifiable assets acquired. The earn-out payment liability was recorded at its estimated fair value of $1,745,023.

During the years ended December 31, 2018 and 2017, the Company decreased the contingent acquisition consideration liability amount related to the earn-out payment and recognized a credit to general and administrative expenses of $687,443 and $241,910 respectively, due to the fiscal 2018 and 2017 revenue and earnings milestones not being met. The contingent acquisition consideration liability was $815,670 and $1,509,755 at December 31, 2018 and 2017, respectively.

Discontinued Operations

On January 11, 2019, we completed the sale (the “Asset Sale”) of our route antifreeze collection and re-distillation segment (the “Consumer Segment”) to Heritage-Crystal Clean, LLC (the “Purchaser”) pursuant to the terms of an asset purchase agreement, effective as of January 11, 2019 (the “Closing Date”), by and among the Purchaser, the Company and certain subsidiaries of the Company listed therein (the “Asset Purchase Agreement”). In consideration for the assets, the Purchaser paid the Company a purchase price of $1,417,000 in cash, which price is subject to adjustment based on the delivered value of the working capital of the Consumer Segment, to be determined within 90 days after the Closing Date, as well as a $100,000 damage hold back, to be paid to the Company within 30 days of the closing of the Asset Sale (the “Closing”). Other than the assumption of loan payments related to certain vehicle financings, no debt or significant liabilities were assumed by the Purchaser in the Asset Sale.

The loss from discontinued operations in the consolidated statements of operations includes the following:

	Years Ended
	December 31, 2018	December 31, 2017
Net sales	$5,826,580	$6,265,779
Cost of goods sold	(5,763,024)	(5,522,832)
Operating expenses	(759,339)	(808,952)
Impairment of long-lived assets	(1,150,211)	-
Interest expense	(20,081)	(22,377)
Pretax loss from discontinued operations	(1,866,075)	(88,382)
Income tax (provision) benefit	4,565	(14,872)
Loss from discontinued operations	$(1,861,510)	$(103,254)

The carrying amount of assets and liabilities included in discontinued operations comprise the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$289,967	$814,928
Prepaid expenses	1,693	24,304
Inventories	399,677	293,724
Property, plant and equipment	1,031,865	1,419,570
Deposits	36,898	39,805
Goodwill	-	885,295
Other intangible assets, net	-	120,375
Total assets classified as discontinued operations	$1,760,100	$3,598,100

Accounts payable and accrued expenses	$410,563	$474,713
Notes payable	175,456	239,772
Total liabilities classified as discontinued operations	$586,019	$714,485

 NOTE 11 – Options and Warrants

The following are details related to options issued by the Company:

		Weighted	Weighted Avg. Remaining
	Options for	Average	Contractual	Aggregate
	Shares	Exercise Price	Life (yrs)	Intrinsic Value

Outstanding as of January 1, 2018	27,101	$91.25	5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(1,160)	31.98	-
Outstanding as of December 31, 2018	25,941	$94.44	4	$-
Options exercisable as of December 31, 2018	25,941	$94.44	4	$-

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

There were no options granted during the years ended December 31, 2018 and 2017.

The Company recorded expense of $0 and $7,500 for vesting of outstanding options during the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, there is no amount of unearned stock-based compensation currently estimated to be expensed over future years related to unvested common stock options. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

During the year ended December 31, 2018, the Company issued warrants to purchase an aggregate of 84,000 shares of common stock in connection with the issuance of notes payable (see Note 8).

The following are details related to warrants issued by the Company:

		Weighted
	Warrants for	Average
	Shares	Exercise Price

Outstanding as of January 1, 2018	42,485	$100.00
Granted	84,000	$6.25
Exercised	-	$-
Forfeited	-	$-
Cancelled	-	$-
Expired	(21,528)	$146.64
Outstanding and exercisable as of December 31, 2018	104,957	$15.62

As of December 31, 2018, the Company had 6,483 shares of common stock reserved for future issuance under the Company’s stock plans.

NOTE 12 – Related Party Transactions

Former Vice President of U.S. Operations

The former Vice President of U.S. Operations is the sole owner of BKB Holdings, LLC, which is the landlord of the property where one of the Company’s processing and distribution centers was located. The former Vice President of U.S. Operations also is the sole owner of Renew Resources, LLC, which provided services to the Company as a vendor.

	2018	2017
Beginning Balance as of January 1,	$-	$5,123
Monies owed to related party for services performed	92,404	126,059
Monies paid	(92,404)	(131,182)
Ending Balance as of December 31	$-	$-

10% Notes

On April 6, 2018 and May 4, 2018, the Company issued the 10% Notes for an aggregate principal amount of $2,000,000 from the offering and issuance of 10% Notes to Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P, which are under the management of Wynnefield Capital. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital (see Note 8 for additional information).

The Company closed a subsequent tranche of the Private Placement on April 10, 2018, with Charles Trapp with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock (see Note 8 for additional information).

The Company closed a subsequent tranche of the Private Placement on May 1, 2018, with Ian Rhodes with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock (see Note 8 for additional information).

NOTE 13 – Commitments and Contingencies

Rental Agreements

During the years ended December 31, 2018 and 2017, the Company leased office and warehouse space on a monthly basis under written rental agreements. The terms of these agreements range from several months to five years. The 2018 monthly rental payments ranged from $550 to $12,500.

For the years ended December 31, 2018 and 2017, the Company’s rent expense from continuing operations was $136,010 and $130,252, respectively.

Future minimum lease payments due are as follows:

Year Ended December 31,
2019	$220,000
2020	212,000
2021	213,000
2022	64,000
2023	49,000
Total minimum lease payments	$758,000

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

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action related to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company settled this issue on February 26, 2019 for a minimal amount.

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

•	Cash – Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits. At December 31, 2018 and 2017, the Company had $0 in cash which was not guaranteed by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses in such accounts and believes the exposure is minimal.

•	Major customers and accounts receivable – Major customers represent any customer that accounts for more than 10% of revenues for the year. During the years ended December 31, 2018 and 2017, the Company had two and five customers that accounted for 29% and 56%, respectively, of revenues. The Company had three customers in 2018 and three customers in 2017, whose accounts receivable balance (unsecured) accounted for 57% and 42%, respectively, of accounts receivable at December 31, 2018 and 2017.

NOTE 15 – Capital Lease

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

On March 15, 2018, the Company closed an amended sale-leaseback transaction with NFS, wherein the Company sold $150,000 of certain operational equipment used in the Company’s glycol recovery and recycling operations (the “March Equipment”) pursuant to a bill of sale and simultaneously entered into a master equipment lease agreement, as modified (the “March Lease Agreement”) with NFS for the lease of the March Equipment by the Company. Pursuant to the March Lease Agreement, the lease term (the “March Lease Term”) is 37 months commencing on Apri1 1, 2018. There was no gain or loss associated with the sale-leaseback. During the March Lease Term, the Company is obligated to make monthly rental payments of $4,856 to NFS. At the conclusion of the March Lease Term, the Company may repurchase the March Equipment from NFS for $1. The Company has accounted for this transaction as a capital lease.

On June 13, 2018, the Company closed an amended sale-leaseback transaction with NFS, wherein the Company sold $46,712 of certain operational equipment used in the Company’s glycol recovery and recycling operations (the “June Equipment”) pursuant to a bill of sale and simultaneously entered into a master equipment lease agreement, as modified (the “June Lease Agreement”) with NFS for the June lease of the Equipment by the Company. Pursuant to the June Lease Agreement, the lease term (the “June Lease Term”) is 34 months commencing on July 1, 2018. There was no gain or loss associated with the sale-leaseback. During the June Lease Term, the Company is obligated to make monthly rental payments of $1,622 to NFS. At the conclusion of the June Lease Term, the Company may repurchase the Equipment from NFS for $1. The Company has accounted for this transaction as a capital lease.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of December 31, 2018:

Year ending December 31,	Total
2019	$621,785
2020	619,355
2021	198,728
Total minimum payments required	1,439,868
Less amount representing interest	(195,745)
Present value of net minimum lease payments	1,244,123
Less current portion	(494,131)
$749,992

Equipment under capital lease	$1,959,464
Less: accumulated depreciation	(257,799)
Net book value	$1,701,665

NOTE 16– Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other then discussed below and in the accompanying notes.

Completion of Disposition of Assets

On January 11, 2019, the Company completed the Asset Sale of the Consumer Segment to the Purchaser pursuant to the terms of an Asset Purchase Agreement (see Note 10).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Other than as set forth above with respect to hiring additional accounting personnel and establishing a segregation of duties, there were no changes in our internal control over financial reporting in the last quarter of the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Dwight Mamanteo	49	Chairman of the Board
Charles F. Trapp	69	Director
Frank Kneller	60	Director
Scott Nussbaum	41	Director
Brian Gelman	46	Chief Financial Officer
Richard Geib	71	President and Chief Executive Officer
Michael Olsson	40	Executive Vice President of Performance Fluids
Dennis Kelly	48	Executive Vice President of Chemical Products

Dwight Mamanteo — Chairman of the Board.  Mr. Mamanteo became a director of the Company on January 15, 2014. On January 21, 2015, the Board appointed him to serve as Chairman of the Board, effective February 1, 2015. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc. Since March 2007, Mr. Mamanteo has served on the board of directors of MAM Software Group, Inc. (NASDAQ: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including those in the automotive aftermarket. Mr. Mamanteo also serves as the Chairman of the Compensation Committee and as a member of its Audit and Governance Committees. Since October 2018, Mr. Mamanteo has served on the board of directors of Cherokee Global Brands (NASDAQ: CHKE), a global brand marketing platform that manages a growing portfolio of fashion and lifestyle brands including Cherokee®, Carole Little®, Tony Hawk® Signature Apparel and Hawk Brands®, Liz Lange®, Everyday California®, Sideout®, Hi-Tec®, Magnum®, 50 Peaks® and Interceptor®, across multiple consumer product categories and retail tiers around the world. Mr. Mamanteo also serves as the Chairman of the Audit Committee and as a member of its Governance Committee. From June 2013 to October 2014, Mr. Mamanteo served on the board of directors of ARI Network Services, Inc. (NASDAQ: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments, and also served as the Chairman of its Governance Committee and as a member of its Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the board of directors of CDC Software Corp. (NASDAQ: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability, and also served as a member of its Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the board of directors of EasyLink Services International Corp. (NASDAQ: ESIC), a provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers and customers, and also served as a member of its Compensation and Governance & Nominating Committees. From December 2007 to November 2008, Mr. Mamanteo served on the board of directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a Bachelor of Engineering in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business, operations, finance, and governance experience related to public and private companies in the automotive aftermarket and other industries.

Charles F. Trapp — Director.  Mr. Trapp became a director of the Company on May 22, 2015. Mr. Trapp is the former Executive Vice President and Chief Financial Officer of MAM Software Group, Inc. (NASDAQ: MAMS), a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers, and wholesale distributors in the automotive aftermarket, where he served as Chief Financial Officer from November 2007 until his retirement in October 2015. Prior to his employment with MAM Software Group, Inc., Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as Chief Financial Officer and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey. Mr. Trapp brings to the Board experience in public company financial leadership within manufacturing and distribution companies, the automotive aftermarket and other industries.

Frank Kneller — Director.  Mr. Kneller became a director of the Company on August 17, 2015. Mr. Kneller was the Chief Executive Officer of HoSoPo Corporation dba Horizon Solar Power until February 2018, which was acquired in August 2017 by Northern Pacific Group from Oaktree Capital Management’s GFI Energy Group, and includes oversight of Horizon Solar Power and Solar Spectrum under the Sungevity brand. Previously, Mr. Kneller was the Chief Operating Officer of Verengo Solar, a leading residential solar installation business that was founded in 2008 and grew rapidly to be a top 5 US residential solar business by 2014. Mr. Kneller was recruited to Verengo Solar in October 2015 for his successful track record of driving operational excellence at multiple companies and across several different industries. In eight months, Mr. Kneller executed a turnaround project that reduced expenses and increased revenues in the strategic solar market of Southern California. From 2010 to 2014, Mr. Kneller served as the Vice President of Sales & Operations at Sears Holding Company, where he led sales and operations with full profit and loss responsibility of $1.3 billion, over 740 corporate stores, six franchise stores, multiple call centers, and over 12,000 associates. From 2007 to 2010, he served as the Chief Executive Officer of Aquion Water Treatment Products, a $250 million global manufacturer and marketer of water treatment equipment and water quality solutions, where he was selected by the board to lead the revitalization of the company and was responsible for a total reorganization of the business. Mr. Kneller brings to the Board experience in leadership of companies with different sizes and within different industries, including auto service and distributed service to the consumer markets.

Scott Nussbaum — Director.  Mr. Nussbaum became a director of the Company in December 2016. Mr. Nussbaum is an investor with fifteen years of experience investing in small public companies. Mr. Nussbaum is the Chief Compliance Officer of Blue Heron Research Partners.  Previously, Mr. Nussbaum was a Partner and Director of Operations for a private fund in New York. Mr. Nussbaum has experience developing and launching new lines of business, managing regulatory compliance programs, building and maintaining infrastructure in support of front office activities and performing operational reviews in support of the firm’s investment portfolio. Mr. Nussbaum also serves as a Director and Endowment Manager for the Emerald Bay Association, a California-based non-profit organization. Mr. Nussbaum holds the Chartered Financial Analyst (CFA) designation and graduated with a Bachelor of Arts degree in Political Science from Tufts University. Mr. Nussbaum brings to the Board experience in investment in small public companies and business operations.

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

Michael Olsson – Executive Vice President and Chief Operating Officer – Consumer Segment. Mr. Olsson was appointed as Vice President of Sales & Marketing of the Company effective on May 29, 2017 and became Executive Vice President and Chief Operating Officer of the Company's Consumer segment effective December 11, 2017. Mr. Olsson previously served as Vice President of Sales at Kauffman Tire from February 2014 to May 2017, where he was directly responsible for the operations and sales for the 62 stores in the southeast United States and served as a member of the Kauffman Tire Executive Leadership Team. From March 2006 to February 2014, Mr. Olsson worked at Sears Holdings, where he served under multiple field positions, including Region Manager with the Automotive Group in which he directly managed 215 stores during his tenure. Under Mr. Olsson's leadership at Sears Holdings, he was directly responsible for sales and operations for the $300 million in sales revenue while managing all assets and people for 18 districts across 14 states in the southeast of the United States. Mr. Olsson also served his country with active duty enlistment for the United States Air Force from January 2001 to March 2006 as a Combat Command Post Controller. Mr. Olsson is also a veteran with active campaign deployments for Operation Enduring Freedom and Operation Iraqi Freedom while serving with the NATO Joint Task Force in national security operations. Mr. Olsson brings a wealth of experience and knowledge about the automotive industry and operations, including management of multi-location business.

Richard Geib — President and Chief Executive Officer. Mr. Geib was appointed President and Chief Executive Officer of the Company on September 11, 2018. Mr. Geib also serves as a director of, and was appointed President and Chief Executive Officer of, each of the Company’s subsidiaries as of October 16, 2018. Mr. Geib previously served as the Company’s Chief Operating Officer from December 2016 to April 2018, as the Company’s Executive Vice President – Additives and Glycols from December 2015 to December 2016, and as the Company’s Chief Technology Officer, developing the Company’s GlyEco Technology™ from November 2011 to December 2015. Prior to that, Mr. Geib was employed for over twenty years with the Monsanto Company, a multinational agrochemical and agricultural biotechnology company, serving in various functions including engineering, manufacturing, marketing and sales. Mr. Geib served as Global Recycling Technologies’ Director of Technology and Development from July 2007 until the merger. Since 2002, Mr. Geib has served as the President of WEBA, which develops advanced additive packages for antifreeze and heat transfer fluid and used glycol treatment processes, including re-distillation and recovery technology. Under Mr. Geib’s direction, WEBA launched its additive sales into Canada and Mexico. From 1998 through 2002, Mr. Geib served as President of Additives Inc., a former chemical division of Silco Distributing Co., where he developed new products, added many domestic customers, began industry trade show participation, became chairman of ASTM Coolants Committee, and established a laboratory, customer service, production, and sales department. From 1994 to 1998, Mr. Geib served as the Manager of the Chemical Division of Silco Distributing Company, where he developed and grew his division, developed products, designed a production plant, negotiated contracts for outside production, wrote marketing and technical literature, developed and implemented a sales program, arranged freight, and managed cash flow. From 1990 to 1994, Mr. Geib served as the President of Chemical Sales Company. From 1969 through 1989, Mr. Geib held several positions with Monsanto Company, including, Director of Sales, Detergents and Phosphates Division; Director, Process Chemicals, Europe/Africa at Monsanto’s Europe/Africa Headquarters, Brussels, Belgium; Strategic and Financial Planning Director, Process Chemicals Division; Business Manager for Maleic Anhydride, Chlor-Alkali, Phosphate Esters, Fumaric Acid, etc.; Plant Manager Monsanto’s W.G. Krummrich Plant; Operations Superintendent at Monsanto’s W.G. Krummrich Plant; Production Supervisor for the 4-Nitrodiphenylamine Chlorine and Caustic Soda/Potash plants; and Design and Plant Engineer at World Headquarters.

Dennis Kelly — Executive Vice President of Chemical Products. Mr. Kelly was appointed the Company’s Executive Vice President of the Industrial Segment on April 27, 2018 (renamed Executive Vice President of Chemical Products on January 24, 2019). Mr. Kelly has worked in the antifreeze/engine coolant industry for approximately 20 years. He started his career in 1998 as a Research and Development Chemist, at Dober Chemical, an additive technology provider for engine coolants and heat transfer fluids. During his time at Dober Chemical, Mr. Kelly held several key positions in technology, business development, and management. Mr. Kelly holds leadership positions in several international industry organizations. Since 2011, he has served as the Chairman of the Antifreeze Committee at NORA, an association of responsible recyclers. In addition, for more than four years, Mr. Kelly has served as the Chairman of the ASTM Committee on Industrial Heat Transfer Fluids. He also worked to patent over a dozen industrial chemical applications. Management believes that he is a well-seasoned professional and experienced executive that understands the Company’s industry.

Employment / Consulting Agreements

Ian Rhodes

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

Richard Geib

On December 28, 2016, the Company appointed Richard Geib as Executive Vice President- Additives and Glycols of the Company. The Company entered into an Employment Agreement with Mr. Geib effective on December 28, 2016. The initial term of the Geib Employment Agreement is three years, with automatic renewals for successive one-year terms, unless terminated by Mr. Geib or by the Company.

Pursuant to the Geib Employment Agreement, Mr. Geib shall be entitled to receive: (i) an annual base salary of $150,000; (ii) an annual incentive of up to 35% of the Geib Initial Base Salary based upon the achievement of certain performance goals; and (iii) a stock grant of 1,000,000 shares of common stock, which shares shall fully vest when the price per share of the Common Stock, measured and approved based upon a 30-day trading volume weighted average price (VWAP), is equal to at least $25.00 per share. Mr. Geib will also be eligible to participate in the Company’s long-term equity inventive plan, and to receive other such benefits as are generally available to officers of the Company.

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

Mr. Gelman was granted 6,000 shares of the Common Stock, which shares shall vest when the market price of the Common Stock trades at or above $25.00 for the previous 30-day volume weighted average price.

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

Compensation Committee

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our directors and executive officers, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers, evaluating the performance of these persons in light of those goals and objectives and setting compensation of these persons based on such evaluations. The Compensation Committee reviews and evaluates, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter. The members of our Compensation Committee are Scott Nussbaum, Charles F. Trapp, and Frank Kneller. Mr. Nussbaum serves as chairperson of the committee.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which can be accessed online at http://www.glyeco.com/corporate_charters.

Governance and Nominating Committee

The Governance and Nominating Committee oversees and assists our Board of Directors in identifying, reviewing and recommending nominees for election as directors; evaluates our Board of Directors and our management; develops, reviews and recommends corporate governance guidelines and a corporate code of business conduct and ethics; and generally advises our Board of Directors on corporate governance and related matters. The members of our Governance and Nominating Committee are: Frank Kneller and Scott Nussbaum. Mr. Kneller serves as chairperson of the committee.

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

Specific due dates for such Section 16(a) reports have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file reports by such dates during the fiscal year ended December 31, 2018. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that during the fiscal year ended December 31, 2018, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than 10% stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Scott P. Nussbaum	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

Charles Trapp	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

Scott Krinsky	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

Ian Rhodes	2	2 transactions were not reported on a timely basis upon the acquisition of restricted stock grants.

Michael Olsson	1	Michael Olsson’s Form 3 was not filed on a timely basis.

David Ide	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

Frank Kneller	1	1 transaction was not reported on a timely basis upon the acquisition of a restricted stock grant.

Brian Gelman	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

Dennis Kelly	2	Dennis Kelly’s Form 3 was not filed on a timely basis; 1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

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

A copy of the Code of Business Conduct and Ethics may be requested, free of charge, by sending a written communication to GlyEco, Inc. Attn: Corporate Secretary, at P.O. Box 387, Institute, WV 25112. The Code of Business Conduct and Ethics has also been posted on the Company’s website, www.glyeco.com.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Geib, President and CEO (PEO) (1)	2018	$150,000	-	-	-	-	-	-	$150,000
	2017	$150,000	-	-	-	-	-	-	$150,000

Brian Gelman, CFO and Vice-President (2)	2018	$150,000	-	-	-	-	-	-	$150,000
	2017	$80,962	-	47,452	-	-	-	-	$128,414
Ian Rhodes, former President and CEO (PEO) (2)	2018	$203,877	-	-	-	-	-	-	$203,877
	2017	$200,000	10,000	-	-	-	-	-	$210,000

(1)	Mr. Geib was appointed President and Chief Executive Officer effective on September 11, 2018.
(2)	Mr. Gelman was appointed Chief Financial Officer on July 5, 2017.
(3)	Mr. Rhodes resigned as President and Chief Executive Officer on September 11, 2018.
(4)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation—Stock Compensation.

Option/SAR Grants in Fiscal Year Ended December 31, 2018

None.

Option/SAR Grants in Fiscal Year Ended December 31, 2017

None.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2018.

Option/Warrant Awards
Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Option/ Warrant Exercise Price ($/Sh)	Option/ Warrant Expiration Date
Ian Rhodes (1)	250	-	-	$10.00	12/27/2019
	2,000			$6.25	5/1/2021

(1) On December 27, 2016, Mr. Rhodes was granted a fully vested warrant to purchase 250 shares of common stock at an exercise prices of $10.00 per share. On May 1, 2018 Mr. Rhodes was granted 2,000 warrants to purchase common stock at $6.25 per share in conjunction with a note.

Equity Award Plans

On February 23, 2012, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). By written consent in lieu of a meeting, dated March 14, 2012, stockholders of the Company owning an aggregate of 115,187 shares of Common Stock (representing approximately 66.1% of the 180,416 outstanding shares of Common Stock) approved and adopted the 2012 Plan.  Also by written consent in lieu of a meeting, dated July 27, 2012, stockholders of the Company owning an aggregate of 101,410 shares of Common Stock (representing approximately 51.8% of the then 195,616 outstanding shares of Common Stock) approved an amendment to the 2012 Plan to increase the number of shares reserved for issuance under the 2012 Plan by 24,000 shares.

There are an aggregate of 52,000 shares of our Common Stock reserved for issuance upon exercise of awards granted under the 2012 Plan to employees, directors, proposed employees and directors, advisors, independent contractors (and their employees and agents), and other persons who provide valuable services to the Company. As of March 30, 2018, we have issued 45,986 options under the 2012 Plan. The following description of the 2012 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan. A copy of the 2012 Plan was filed as Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012 and is incorporated by reference herein.

Purpose of the 2012 Plan

The purpose of the 2012 Plan is to attract, retain, and motivate employees, directors, advisors, independent contractors (and their employees and agents, or, in the Plan Administrator’s discretion, any of their employees or contractors), and other persons who provide valuable services to the Company by providing them with the opportunity to acquire a proprietary interest in the Company and to link their interest and efforts to the long-term interests of the Company’s stockholders. The Company believes that increased share ownership by such persons will more closely align stockholder and employee interests by encouraging a greater focus on the profitability of the Company. The Company has reserved and authorized the issuance of up to 52,000 shares of the Company’s Common Stock pursuant to awards granted under the 2012 Plan, subject to adjustment in the case of any stock dividend, forward or reverse stock split, split-up, combination or exchange of shares, consolidation, spin-off, reorganization, or recapitalization of shares or any like capital adjustment.

The 2012 Plan includes a variety of forms of awards, including (i) stock options intended to qualify as Incentive Stock Options (“Incentive Stock Options”) under Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), (ii) stock options not intended to qualify as Incentive Stock Options under the Code (“Nonqualified Stock Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) performance stock awards and (vi) other stock-based awards to allow the Company to adapt its incentive compensation program to meet the needs of the Company. 45,986 stock options have been granted under the 2012 Plan.

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

Director Compensation

According to the Fiscal Year 2017 Director Compensation Plan, directors received a base director fee of either $12,500 paid quarterly in immediately vesting restricted stock or $10,000 paid quarterly in immediately vesting restricted stock with an additional 100,000 shares of performance based restricted stock paid upon the Common Stock maintaining a $25.00 price per share for a 30-day volume weighted average price. Additional compensation is available to be earned under the Fiscal Year 2017 Director Compensation Plan based on certain Board committee membership criteria.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended December 31, 2018.

Director	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards		Total
Dwight Mamanteo	$-	$-	$49,990	(1)	$49,990
Charles Trapp	$-	$-	$49,990	(2)	$49,990
Frank Kneller	$-	$-	$49,990	(3)	$49,990
David Ide	$-	$-	$49,990	(4)	$49,990
Scott Krinsky	$-	$-	$49,990	(5)	$49,990
Scott Nussbaum	$-	$-	$49,990	(6)	$49,990

(1) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Mamanteo was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

(2) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Trapp was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

(3) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Kneller was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

(4) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Ide was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

(5) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Krinsky was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

(6) Pursuant to the Fiscal Year 2017 Director Compensation Plan, Mr. Nussbaum was granted 1,541 shares on March 31, 2018 (valued at $12,501), 1,961 shares on June 30, 2018 (valued at $12,500), 1,724 shares on September 30, 2018 (valued at $12,500), and 3,130 shares on December 31, 2018 (valued at $12,489).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 29, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within sixty (60) days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and marital property laws, all persons named herein have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock(2)
Executive Officers and Directors

Dwight Mamanteo — Chairman of the Board	71,960	(3)	5.2%

David Ide — Director	33,602	(4)	2.4%

Charles F. Trapp — Director	65,632	(5)	4.7%

Frank Kneller — Director	23,918	(6)	1.7%

Scott Nussbaum — Director	39,566	(7)	2.9%

Scott Krinsky — Director	12,636	(8)	*

Richard Geib — President and Chief Executive Officer	57,979	(9)	4.2%

Brian Gelman — Chief Financial Officer	846	(10)	*

Michael Olsson — Executive Vice President of Performance Fluids	1,200	(11)	*

Dennis Kelly — Executive Vice President of Chemical Products	6,093	(12)	*

Executive Officers and Directors as a group (10 persons)	313,432		22.7%

5% Stockholders

Wynnefield Capital Management, LLC, 450 Seventh Avenue, Suite 509, New York, NY 10123	474,672	(13)	34.3%

*	Represents less than 1%

(1)	Unless otherwise indicated, the business address of each individual named is P.O. Box 387, Institute, WV 25112 and our telephone number is (304) 400-4006.

(2)	Based on 1,383,731 shares of Common Stock outstanding as of March 29, 2019.

(3)	Includes (i) 400 shares of Common Stock issuable upon the exercise of options at $128.75 per share until January 15, 2024, and (ii) 120 shares of Common Stock issuable upon the exercise of options at $82.50 per share until September 30, 2024. Mr. Mamanteo also holds the following unvested stock, which is not included in the table above: (x) 1,300 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $250.00 per share stock price for a 30-trading day volume weighted average price (“VWAP”) duration, (y) 2,800 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (z) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(4)	Includes (i) 80 shares of Common Stock issuable upon the exercise of options at $86.25 per share until June 30, 2024, and (ii) 400 shares of Common Stock issuable upon the exercise of options at $37.50 per share until December 18, 2024. Mr. Ide also holds the following unvested stock, which is not included in the table above: (x) 83 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $250.00 per share stock price for a 30-trading day VWAP duration, (y) 2,800 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (z) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(5)	Includes (i) 400 shares of Common Stock issuable upon the exercise of options at $21.25 per share until May 22, 2025, (ii) 2,000 shares of Common Stock issuable upon the exercise of warrants at $6.25 per share until April 4, 2021 and (iii) 3,750 shares of Common Stock issuable upon the exercise of warrants at $10.00 per share until December 27, 2019. Mr. Trapp also holds the following unvested stock, which is not included in the table above: (x) 1,405 unvested shares of Common Stock granted pursuant to the Company’s Fiscal Year 2015 Director Compensation Plan, which shares shall vest 100% upon the Common Stock maintaining a $250.00 per share stock price for a 30-trading day VWAP duration, (y) 2,800 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (z) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(6)	Includes 400 shares of Common Stock issuable upon the exercise of options at $17.50 per share until August 27, 2025. Mr. Kneller also holds the following unvested stock, which is not included in the table above: (i) 2,800 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

69

(7)

Mr. Nussbaum also holds the following unvested stock, which is not included in the table above: (i) 8,800 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(8)	Mr. Krinsky holds the following unvested stock, which is not included in the table above: (i) 8,800 unvested shares of Common Stock which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 2,400 shares of restricted common stock, 1,200 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,200 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(9)	Mr. Geib holds the following unvested stock, which is not included in the table above: (i) 8,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 1,600 shares of restricted common stock, 800 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 800 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(10)	Mr. Gelman holds the following unvested stock, which is not included in the table above: (i) 6,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 2,800 shares of restricted common stock, 1,400 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,400 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(11)	Mr. Olsson holds the following unvested stock, which is not included in the table above: (i) 4,000 unvested shares of Common Stock, which shares shall vest 100% upon the Common Stock maintaining a $25.00 per share stock price for a 30-trading day VWAP duration, and (ii) 2,800 shares of restricted common stock, 1,400 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,400 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(12)	Mr. Kelly holds the following unvested stock, which is not included in the table above: 2,000 shares of restricted common stock, 1,000 shares of which shall vest upon the Company’s adjusted EBITDA being positive for the first quarter following such grant, and 1,000 shares of which shall vest upon the Company’s net income being positive for the first quarter following such grant.

(13)	Includes an aggregate of 80,000 shares of Common Stock issuable upon the exercise of warrants at $6.25 per share until April 4, 2021, with respect to one warrant to purchase 40,000 shares, and until April 30, 2021, with respect to one warrant to purchase 40,000 shares. Entities included: Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan. Information regarding such entities is based on a Schedule 13D/A filed with the SEC on April 9, 2018. Mr. Mamanteo, Chairman of our Board, serves as a Portfolio Manager at Wynnefield Capital, Inc.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of granted options, warrants and rights (a)	Weighted-average exercise price of granted options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:

2007 Stock Incentive Plan	53,181	$75.00	-

2012 Equity Incentive Plan	45,986	$100.00	6,014

2017 Equity Incentive Plan	32,555	$7.20	47,445

2017 Employee Stock Purchase Plan	3,778	$5.38	76,222

Equity compensation plans not approved by security holders:

None	-	-	-
Total	135,500	$6.66	129,681

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

On April 6, 2018, the Company commenced a private placement (“Private Placement”) of 10% Senior Unsecured Promissory Notes (the “10% Notes”) and (ii) warrants (the “Warrants”) to purchase up to 100,000 shares of common stock of the Company, that were issued pursuant to subscription agreement. The 10% Notes bear interest at a rate of 10% per annum due on the maturity date or as otherwise specified by the 10% Notes. The Warrants have an exercise price per share of $6.25.

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

Director Independence

The Board of Directors has determined that each of the following qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules: Dwight Mamanteo, Charles Trapp, Frank Kneller, Richard Geib and Scott Nussbaum.

Richard Geib does not qualify as an “independent director,” as Mr. Geib is currently the Chief Executive Officer of the Company.

Item 14.  Principal Accounting Fees and Services

The Company engaged KMJ Corbin & Company LLP (“KMJ Corbin”) to serve as its independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

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

Auditor:	2018	2017
KMJ Corbin & Company LLP	$105,695	$122,955

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by KMJ Corbin that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Auditor:	2018	2017
KMJ Corbin & Company LLP	$-	$33,000

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by KMJ Corbin for tax compliance, tax advice, and tax planning.

	2018	2017
KMJ Corbin & Company LLP	$-	$-

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by KMJ Corbin, other than the services reported above.

	2018	2017
KMJ Corbin & Company LLP	$-	$-

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services, the engagement is approved by the Audit Committee of the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	All Financial Statements

The following have been included under Item 8 of Part II of this Annual Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011.(1)
2.2	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd. (1)
2.3	Stock Purchase Agreement by and between GlyEco, Inc., WEBA Technology Corp., and the shareholders of WEBA Technology Corp., dated December 27, 2016. (20)
2.4	Stock Purchase Agreement by and between GlyEco, Inc., Recovery Solutions & Technologies, Inc., and the shareholders of Recovery Solutions & Technologies, Inc., dated December 27, 2016.(20)
3.1(i)(a)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of State of Nevada on October 21, 2011.(1)
3.1(i)(b)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011.(1)
3.1(i)(c)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011.(1)
3.1(i)(d)	Certificate of Designation of Series AA Preferred Stock.(1)
3.1(ii)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014.(15)
4.1	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.2	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.3	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)

4.4	Form of Subscription Rights Certificate for 2016 Rights Offering(17)
10.1	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.(5)
10.2	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (6)
10.3	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (7)

10.4	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.(8)
10.5	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5(9)
10.6	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5 (10)
10.7	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (11)
10.8	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc. (12)
10.9	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.(13)
10.10	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.(14)

10.11	Asset Purchase Agreement, dated June 15, 2016, by and among GlyEco Acquisition Corp., #3 and Brian’s On-Site Recycling, Inc.(20)
10.12	Amended and Restated Asset Transfer Agreement, by and between GlyEco, Inc. and Union Carbide Corporation, dated August 23, 2016, as amended on December 1, 2016.(20)
10.13	Form of 5% Notes Subscription Agreement.(20)
10.14	Form of 8% Notes Subscription Agreement.(20)
10.15+	Employment Agreement with Ian Rhodes, dated December 30, 2016.(20)
10.16+	Employment Agreement with Richard Geib, dated December 28, 2016(20)
10.17+	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide.(16)
10.18+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes.(17)
10.19+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag.(17)
10.20+	Amendment No. 1 to Employment Agreement, dated May 1, 2016, by and between GlyEco, Inc. and Grant Sahag.(18)
10.21+	2007 Stock Option Plan(3)
10.22+	2012 Equity Incentive Plan(3)
10.23+	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.(4)
10.24+	2017 Incentive Compensation Plan
10.25+	2017 Employee Stock Purchase Plan
10.26	Bill of Sale, dated March 31, 2017, issued to NFS Leasing, Inc. (21)
10.27	Master Equipment Lease, dated March 31, 2017, by and among GlyEco, Inc., Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)
10.28	Security Agreement, dated March 31, 2017, between GlyEco, Inc. and NFS Leasing, Inc. (21)
10.29	Security Agreement, dated March 31, 2017, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)

10.30	Amended and Restated Security Agreement, dated March 1, 2018, between GlyEco, Inc. and NFS Leasing, Inc. (22)
10.31	Amended and Restated Security Agreement, dated March 1, 2018, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (22)
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company.(23)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Management Contracts and Compensatory Plans, Contracts or Arrangements.
*	Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the SEC on January 18, 2012, and incorporated by reference herein.
(3)	Filed as an exhibit to the Form 10-K filed by the Company with the SEC on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the SEC on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(15)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on August 8, 2014, and incorporated by reference herein.
(16)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on September 11, 2015, and incorporated by reference herein.
(17)	Filed as an exhibit to the Form S-1/A filed by the Company with the SEC on November 24, 2016, and incorporated by reference herein.
(18)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 5, 2016, and incorporated by reference herein.
(19)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on June 24, 2016, and incorporated by reference herein.
(20)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 5, 2017, and incorporated by reference herein.
(21)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on April 17, 2017, and incorporated by reference herein.
(22)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on March 7, 2018, and incorporated by reference herein.
(23)	Filed as an exhibit to the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2017, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYECO, INC.

By: /s/ Richard Geib
Date: April 1, 2019	Richard Geib Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Geib
Richard Geib	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ Brian Gelman
Brian Gelman	Chief Financial Officer	April 1, 2019
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dwight Mamanteo
Dwight Mamanteo	Chairman of the Board of Directors	April 1, 2019

/s/ Charles Trapp		April 1, 2019
Charles Trapp	Director

/s/ Frank Kneller		April 1, 2019
Frank Kneller	Director

/s/ Scott Nussbaum		April 1, 2019
Scott Nussbaum	Director

Index of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 31, 2011, between Environmental Credits, Ltd. and GlyEco, Inc., effective November 21, 2011.(1)
2.2	Agreement and Plan of Merger, dated November 21, 2011, by and among GlyEco, Inc., GRT Acquisition, Inc. and Global Recycling Technologies, Ltd. (1)
2.3	Stock Purchase Agreement by and between GlyEco, Inc., WEBA Technology Corp., and the shareholders of WEBA Technology Corp., dated December 27, 2016. (20)
2.4	Stock Purchase Agreement by and between GlyEco, Inc., Recovery Solutions & Technologies, Inc., and the shareholders of Recovery Solutions & Technologies, Inc., dated December 27, 2016.(20)
3.1(i)(a)	Articles of Incorporation of GlyEco, Inc., dated and filed with the Secretary of State of Nevada on October 21, 2011.(1)
3.1(i)(b)	Certificate of Merger, dated October 31, 2011, executed by Environmental Credits Ltd. and GlyEco, Inc., filed with the Secretary of State of Delaware on November 8, 2011 and effective November 21, 2011.(1)
3.1(i)(c)	Articles of Merger, dated October 31, 2011, executed by Environmental Credits, Ltd. and GlyEco., filed with the Secretary of State of Nevada on November 3, 2011 and effective November 21, 2011.(1)
3.1(i)(d)	Certificate of Designation of Series AA Preferred Stock.(1)
3.1(ii)	Amended and Restated Bylaws of GlyEco, Inc., effective as of August 5, 2014.(15)
4.1	Note Purchase Agreement, dated August 9, 2008, by and between Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.2	Forbearance Agreement, dated August 11, 2010, by Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)
4.3	Second Forbearance Agreement, dated May 25, 2011, Global Recycling Technologies, Ltd. and IRA FBO Leonid Frenkel, Pershing LLC, as Custodian.(2)

4.4	Form of Subscription Rights Certificate for 2016 Rights Offering(17)
10.1	Asset Purchase Agreement, dated May 24, 2012, by and among MMT Technologies, Inc. (the Seller), Otho N. Fletcher, Jr. (the Selling Principal), GlyEco Acquisition Corp. #3, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc.(5)
10.2	Asset Purchase Agreement, dated October 3, 2012, by and among Antifreeze Recycling, Inc. (the Seller), Robert J. Kolhoff (the Selling Principal), GlyEco Acquisition Corp. #7, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (6)
10.3	Asset Purchase Agreement, dated October 3, 2012, by and among Renew Resources, LLC (the Seller), Todd M. Bernard (the Selling Principal), GlyEco Acquisition Corp. #5, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (7)

10.4	Novation Agreement and Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Antifreeze Recycling, Inc., Robert J. Kolhoff, GlyEco Acquisition Corp. #7, and GlyEco Acquisition Corp. #6.(8)
10.5	Amendment No. 1 to Asset Purchase Agreement, dated October 26, 2012, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5(9)
10.6	Amendment No. 2 to Asset Purchase Agreement, effective January 31, 2013, by and among Renew Resources, LLC, Todd M. Bernard, and GlyEco Acquisition Corp. #5 (10)
10.7	Asset Purchase Agreement, dated December 31, 2012, by and among Evergreen Recycling Co., Inc., an Indiana corporation (the Seller), Thomas Shiveley (the Selling Principal), and GlyEco Acquisition Corp. #2, an Arizona corporation and wholly-owned subsidiary of GlyEco, Inc. (the Buyer). (11)
10.8	Assignment of Intellectual Property, dated December 10, 2012, by and among Joseph A. Ioia and GlyEco Acquisition Corp. #4, Inc. (12)
10.9	Agreement and Plan of Merger, dated September 27, 2013, by and among GlyEco, Inc., a Nevada corporation, GlyEco Acquisition Corp. #7, an Arizona corporation and wholly owned subsidiary of GlyEco, Inc., GSS Automotive Recycling, Inc., a Maryland corporation, Joseph Getz, an individual, and John Stein, an individual.(13)
10.10	Note Conversion Agreement and Extension, dated April 3, 2012, by and between GlyEco, Inc. and IRA FBO Leonid Frenkel, Pershing LLC as Custodian.(14)

10.11	Asset Purchase Agreement, dated June 15, 2016, by and among GlyEco Acquisition Corp., #3 and Brian’s On-Site Recycling, Inc.(20)
10.12	Amended and Restated Asset Transfer Agreement, by and between GlyEco, Inc. and Union Carbide Corporation, dated August 23, 2016, as amended on December 1, 2016.(20)
10.13	Form of 5% Notes Subscription Agreement.(20)
10.14	Form of 8% Notes Subscription Agreement.(20)
10.15+	Employment Agreement with Ian Rhodes, dated December 30, 2016.(20)
10.16+	Employment Agreement with Richard Geib, dated December 28, 2016(20)
10.17+	Consulting Agreement, dated September 4, 2015, between GlyEco, Inc. and David Ide.(16)
10.18+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Ian Rhodes.(17)
10.19+	Employment Agreement, dated February 12, 2016, between GlyEco, Inc. and Grant Sahag.(17)
10.20+	Amendment No. 1 to Employment Agreement, dated May 1, 2016, by and between GlyEco, Inc. and Grant Sahag.(18)
10.21+	2007 Stock Option Plan(3)
10.22+	2012 Equity Incentive Plan(3)
10.23+	First Amendment to GlyEco, Inc. 2012 Equity Incentive Plan.(4)
10.24+	2017 Incentive Compensation Plan
10.25+	2017 Employee Stock Purchase Plan
10.26	Bill of Sale, dated March 31, 2017, issued to NFS Leasing, Inc. (21)
10.27	Master Equipment Lease, dated March 31, 2017, by and among GlyEco, Inc., Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)
10.28	Security Agreement, dated March 31, 2017, between GlyEco, Inc. and NFS Leasing, Inc. (21)
10.29	Security Agreement, dated March 31, 2017, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (21)

10.30	Amended and Restated Security Agreement, dated March 1, 2018, between GlyEco, Inc. and NFS Leasing, Inc. (22)
10.31	Amended and Restated Security Agreement, dated March 1, 2018, between Recovery Solutions &Technologies, Inc. and NFS Leasing, Inc. (22)
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company.(23)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Management Contracts and Compensatory Plans, Contracts or Arrangements.
*	Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 28, 2011, and incorporated by reference herein.
(2)	Filed as an exhibit to the Form 8-K/A filed by the Company with the SEC on January 18, 2012, and incorporated by reference herein.

(3)	Filed as an exhibit to the Form 10-K filed by the Company with the SEC on April 14, 2012, and incorporated by reference herein.
(4)	Filed as an exhibit to the Form 10-Q filed by the Company with the SEC on August 14, 2012, and incorporated by reference herein.
(5)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(6)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(7)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 9, 2012, and incorporated by reference herein.
(8)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 1, 2012, and incorporated by reference herein.
(9)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on November 2, 2012, and incorporated by reference herein.
(10)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on February 6, 2013, and incorporated by reference herein.
(11)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 4, 2013, and incorporated by reference herein.
(12)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 13, 2012, and incorporated by reference herein.
(13)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on October 2, 2013 and incorporated by reference herein.
(14)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 30, 2012, and incorporated by reference herein.
(15)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on August 8, 2014, and incorporated by reference herein.
(16)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on September 11, 2015, and incorporated by reference herein.
(17)	Filed as an exhibit to the Form S-1/A filed by the Company with the SEC on November 24, 2016, and incorporated by reference herein.
(18)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on May 5, 2016, and incorporated by reference herein.
(19)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on June 24, 2016, and incorporated by reference herein.
(20)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on January 5, 2017, and incorporated by reference herein.
(21)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on April 17, 2017, and incorporated by reference herein.
(22)	Filed as an exhibit to the Form 8-K filed by the Company with the SEC on March 7, 2018, and incorporated by reference herein.
(23)	Filed as an exhibit to the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2017, and incorporated by reference herein.

