Form 10-Q
period 2019-03-31
GlyEco, Inc.
filed 2019-05-15
CIK 931799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GLYE	OTCMKTS

As of May 14, 2019, the registrant has 1,448,411 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

GLYECO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash	$157,716	$237,648
Accounts receivable, net	736,271	215,336
Prepaid expenses	248,894	137,067
Inventories	218,289	238,895
Current assets from discontinued operations	81,975	1,760,100
Total current assets	1,443,145	2,589,046

Property, plant and equipment, net	2,500,900	2,562,618

Other Assets
Deposits	47,155	49,081
Operating lease right-of-use assets	447,094	—
Goodwill	2,937,288	2,937,288
Other intangible assets, net	1,610,376	1,721,000
Noncurrent assets from discontinued operations	215,106	—
Total other assets	5,257,019	4,707,369

Total assets	$9,201,064	$9,859,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,553,794	$2,845,856
Customer deposits	107,650	274,103
Contingent acquisition consideration	815,670	815,670
Notes payable – current portion, net of debt discount	2,200,026	2,080,071
Operating lease liabilities – current portion	199,167	—
Finance lease obligations – current portion	508,505	494,131
Current liabilities from discontinued operations	270,470	586,019
Total current liabilities	7,655,282	7,095,850

Non-Current Liabilities
Notes payable – non-current portion	2,715,023	2,783,744
Operating lease liabilities – non-current portion	389,596	—
Finance lease obligations – non-current portion	617,287	749,992
Noncurrent liabilities from discontinued operations	200,752	—
Total non-current liabilities	3,922,658	3,533,736

Total liabilities	11,577,940	10,629,586

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share: 40,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $0.0001 per share: 300,000,000 shares authorized; 1,383,731 and 1,358,597 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	138	136
Additional paid-in capital	46,656,557	46,539,845
Accumulated deficit	(49,033,571)	(47,310,534)
Total stockholders’ deficit	(2,376,876)	(770,553)

Total liabilities and stockholders’ deficit	$9,201,064	$9,859,033

See accompanying notes to the condensed consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018

Net sales	$1,729,151	$1,261,425
Cost of goods sold	1,865,286	869,877
Gross (loss) profit	(136,135)	391,548

Operating expenses:
Consulting fees	6,500	46,689
Share-based compensation	109,965	119,888
Salaries and wages	353,376	556,451
Legal and professional	321,045	330,439
General and administrative	450,111	368,226
Total operating expenses	1,240,997	1,421,693

Loss from operations	(1,377,132)	(1,030,145)

Other expense:
Interest expense	222,220	103,678
Total other expense	222,220	103,678

Loss from continuing operations before provision for income taxes	(1,599,352)	(1,133,823)

Provision for income taxes	—	17,251

Net loss from continuing operations	(1,599,352)	(1,151,074)

Loss from discontinued operations, net of income taxes	(123,685)	(66,498)

Net loss	$(1,723,037)	$(1,217,572)

Basic and diluted loss per share from continuing operations	$(1.16)	$(0.87)
Basic and diluted loss per share from discontinued operations	$(0.09)	$(0.05)
Basic and diluted loss per share	$(1.25)	$(0.92)
Weighted average number of common shares outstanding- basic and diluted	1,383,031	1,323,398

See accompanying notes to the consolidated financial statements.

GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	1,358,597	$136	$46,539,845	$(47,310,534)	$(770,553)

Share-based compensation	18,780	2	109,963	—	109,965

Common stock issued under ESPP	6,354	—	6,749	—	6,749

Net loss	—	—	—	(1,723,037)	(1,723,037)

Balance, March 31, 2019	1,383,731	$138	$46,656,557	$(49,033,571)	$(2,376,876)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2017	1,322,264	$132	$45,863,969	$(41,996,598)	$3,867,503

Share-based compensation	10,485	1	119,887	—	119,888

Relative fair value of warrants to purchase common stock issued in connection with notes payable	—	—	166,667	—	166,667

Net loss	—	—	—	(1,217,572)	(1,217,572)

Balance, March 31, 2018	1,332,749	$133	$46,150,523	$(43,214,170)	$2,936,486

See accompanying notes to the condensed consolidated financial statements

 GLYECO, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss from continuing operations	$(1,599,352)	$(1,151,074)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	85,321	91,875
Amortization	110,624	107,181
Amortization of operating lease right-use of assets	27,954	—
Share-based compensation expense	109,965	119,888
Amortization of debt discount	75,074	—
Provision for (recoveries on) bad debt	13,053	(33,390)
Loss on disposal of equipment	26,689	—
Changes in operating assets and liabilities:
Accounts receivable	(533,988)	460,666
Prepaid expenses	59,550	(133,410)
Inventories	(81,222)	112,966
Deposits	1,926	—
Accounts payable and accrued expenses	655,200	69,453
Net cash used in operating activities from continued operations	(1,049,206)	(355,845)
Net cash used in operating activities from discontinued operations	(221,662)	(90,881)
Net cash used in operating activities	(1,270,868)	(446,726)

Cash flows from investing activities
Payment of contingent acquisition consideration	—	(6,642)
Proceeds from sale of Consumer Segment	1,352,620	—
Purchases of property, plant and equipment	(31,328)	(4,283)
Net cash provided by (used in) investing activities from continuing operations	1,321,292	(10,925)
Net cash used in investing activities from discontinued operations	—	(79,289)
Net cash provided by (used in) investing activities	1,321,292	(90,214)

Cash flows from financing activities
Repayment of notes payable	(18,774)	(64,587)
Repayment of finance lease obligations	(118,331)	(96,100)
Proceeds from issuance of notes payable	—	1,000,000
Purchase of ESPP shares	6,749	—
Net cash (used in) provided by financing activities from continuing operations	(130,356)	839,313
Net cash used in financing activities from discontinued operations	—	(16,027)
Net cash (used in) provided by financing activities	(130,356)	823,286

Net change in cash and restricted cash	(79,932)	286,346
Cash and restricted cash at beginning of the period	237,648	117,944

Cash and restricted cash at end of the period	$157,716	$404,290

Supplemental disclosure of cash flow information
Interest paid during the period	$42,302	$56,049
Income taxes paid during the period	$—	$16,429

Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment with finance lease obligations	$—	$162,551
Notes payable issued for insurance premium	$69,549	$65,875
Relative fair value of warrants issued in connection with notes payable	$—	$166,667

See accompanying notes to the condensed consolidated financial statements

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

The Company was formed in the State of Nevada on October 21, 2011.

On December 27, 2016, the Company purchased WEBA Technology Corp. (“WEBA”), a privately-owned company that develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolants and heat transfer industries, and purchased 96.9% of Recovery Solutions & Technologies Inc. (“RS&T”), a privately-owned company involved in the development and commercialization of glycol recovery technology, now named (“Glyeco WV”). On December 28, 2016, the Company purchased certain glycol distillation assets from Union Carbide Corporation (“UCC”), a wholly-owned subsidiary of The Dow Chemical Company, located in Institute, West Virginia (the “Dow Assets”). During the first quarter of fiscal year 2017 and fourth quarter of fiscal year 2018, the Company purchased an additional 2.9% and 0.20%, respectively, of RS&T (for a total percentage ownership of 100% of RS&T).

On January 11, 2019, the Company completed the sale (the “Asset Sale”) of the route antifreeze collection and re-distillation segment (the “Consumer Segment”) to Heritage-Crystal Clean, LLC (the “Purchaser”) pursuant to the terms of an asset purchase agreement (see Note 9).

We are currently comprised of the parent corporation GlyEco, Inc., and our subsidiaries WEBA, and Glyeco WV.

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

Going Concern

The condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, we plan to achieve profitable operations through the implementation of operating efficiencies at our facilities and increased revenue through the offering of additional products and the expansion of our geographic footprint through acquisitions, broader distribution from our current facilities and/or the opening of additional facilities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The following represents an update for the three months ended March 31, 2019 to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2019.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation on an interim basis. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including the Company’s audited consolidated financial statements and related notes included therein.

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

There were no noncontrolling interests as of March 31, 2019 and December 31, 2018 and noncontrolling interests were not significant for the three months ended March 31, 2018.

Operating Segments

As a result of the sale of the Consumer Segment in January 2019, the Company operates as one segment.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Costs and Expenses

Cost of goods sold includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including depreciation of equipment used in manufacturing and shipping and handling costs. Selling, general, and administrative costs are charged to operating expenses as incurred. Research and development costs are expensed as incurred, are included in operating expenses and were insignificant in the three months ended March 31, 2019 and 2018. Advertising costs are expensed as incurred.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts totaled $19,480 and $6,427 as of March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale or related to discontinued operations would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheets, if material.

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

Net Loss Per Share Calculation

The basic net loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding during a period. Diluted loss per share of common stock is computed by dividing the net loss available to holders of common stock by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. The Company’s potentially dilutive securities outstanding are not shown in the diluted net loss per share calculation because their effect in the three months ended March 31, 2019 and 2018 would be anti-dilutive. At March 31, 2019, these potentially dilutive securities included warrants to purchase 104,957 shares of common stock and stock options to purchase 25,941 shares of common stock for a total of 130,898 shares of common stock. At March 31, 2018, these potentially dilutive securities included warrants to purchase 79,785 shares of common stock and stock options to purchase 27,101 shares of common stock for a total of 106,886 shares of common stock.

Share-based Compensation

All share-based payments including grants of stock options, are expensed based on their estimated fair values at the grant date, in accordance with Accounting Standards Codification (“ASC”) 718. Compensation expense for share-based payments is recorded over the vesting period using the estimated fair value on the date of grant, as calculated by the Company using the Black-Scholes-Merton (“BSM”) option-pricing model or the Monte Carlo Simulation. For awards with only service conditions that have graded vesting schedules, compensation cost is recorded on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier. For awards with market conditions, compensation cost is recorded on the accelerated attribution method over the derived service period.

Discontinued Operations

Our Consumer Segment, which was sold in January 2019, was classified as discontinued operations in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 and in the condensed consolidated statements of operations, in accordance with ASC 205-20 “Presentation of Financial Statements”, ASC 360-10 “Property Plant and Equipment” and ASC 350-20 “Intangibles-Goodwill and Other Goodwill”. Cash flows and operations that relate to the Consumer Segment are shown separately from continuing operations. Assets and liabilities classified as discontinued operations are measured at the lower of carrying amount and fair value less costs to sell. Assets, liabilities and results of operations related to the Consumer Segment in the prior year have been reclassified as discontinued operations.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance to the Company, except as discussed below.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company has adopted ASU 2016-02 using the modified retrospective approach. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. See Note 8, Leases, for further information regarding our lease accounting policies.

NOTE 3 – Revenue

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by principal product group and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Principal Product Group
	Three Months Ended March 31,
	2019	2018
Antifreeze	$119,736	$—
Ethylene Glycol	919,507	763,802
Additive	689,908	497,623
Total	$1,729,151	$1,261,425

Net Trade Revenue by Geographic Region
	Three Months Ended March 31,
	2019	2018
US	$1,218,067	$917,380
Canada	502,785	316,099
China	—	20,658
Mexico	—	7,288
Chile	8,299	—
Total	$1,729,151	$1,261,425

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does not have any contract assets or liabilities as of March 31, 2019 and December 31, 2018. The Company expenses commissions when incurred as they would be amortized over one year or less.

Contract liabilities consist of deposits made by customers for goods that have not yet been delivered. Once delivery is made the liability is reduced and the revenue is recognized. As of March 31, 2019 and December 31, 2018, the Company had $107,650 and $274,103, respectively, in customer deposits. The Company recognized $229,044 in revenue during the three months ended March 31, 2019, related to customer deposits at December 31, 2018.

NOTE 4 – Inventories

The Company’s total inventories were as follows:

	March 31,	December 31,
	2019	2018
Raw materials	$186,495	$157,031
Finished goods	31,794	81,864
Total inventories	$218,289	$238,895

NOTE 5 – Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

		Gross Balance at			Net Balance at
	Estimated	March 31,		Accumulated	March 31,
	Useful Life	2019	Additions	Amortization	2019
Finite live intangible assets:
Customer list and tradename	5 years	$881,000	$—	$(395,400)	$485,600

Non-compete agreements	5 years	814,000	—	(371,224)	442,776

Intellectual property	10 years	880,000	—	(198,000)	682,000

Total intangible assets		$2,575,000	$—	$(964,624)	$1,610,376

Goodwill	Indefinite	$2,937,288	$—	$—	$2,937,288

We compute amortization using the straight-line method over the estimated useful lives of the intangible assets. The Company has no indefinite-lived intangible assets other than goodwill.

NOTE 6 – Property, Plant and Equipment

The Company’s property, plant and equipment were as follows:

	March 31,	December 31,
	2019	2018
Machinery and equipment	$2,734,810	$2,694,528
Leasehold improvements	275,985	305,772
Accumulated depreciation	(590,895)	(522,160)
	2,419,900	2,478,140
Construction in process	81,000	84,478
Total property, plant and equipment, net	$2,500,900	2,562,618

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

As of March 31, 2019, the Company had no shares of preferred stock outstanding.

Common Stock

As of March 31, 2019, the Company had 1,383,731 shares of common stock, par value $0.0001 per share, outstanding. The Company’s articles of incorporation authorize the Company to issue up to 300,000,000 shares of common stock. The holders are entitled to one vote for each share on matters submitted to a vote of stockholders, and to share pro rata in all dividends payable on the common stock after payment of dividends on any shares of preferred stock having preference in payment of dividends.

The Company issued 6,354 shares of common stock to employees in connection with our employee stock purchase plan (see below) for total payments of $6,749.

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

The share-based compensation expense related to the 2017 ESPP during the three months ended March 31, 2019 was insignificant.

During the three months ended March 31, 2019, the Company issued the following shares of common stock for compensation:

On January 2, 2019, the Company issued an aggregate of 18,780 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $3.99 per share for a value of approximately $75,000 which was expensed during the year ended December 31, 2018.

On March 31, 2019, the Company expensed the value of an aggregate of 64,680 shares of common stock to six directors of the Company pursuant to the Company’s FY2017 Director Compensation Plan at a price of $1.16 per share totaling approximately $75,000. The shares were issued in April 2019.

A summary of the Company’s performance and market-based restricted stock awards (including shares approved but not issued) is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Unvested at January 1, 2019	120,596	$8.34
Restricted stock granted	—	—
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Unvested at March 31, 2019	120,596	$8.34

During the three months ended March 31, 2019 and 2018, the Company recorded $35,032 and $26,774 respectively, related to the performance and market-based restricted stock awards.

Options and Warrants

During the three months ended March 31, 2019, the Company did not issue any options or warrants.

NOTE 8 – Leases

On January 1, 2019, we adopted ASC 842, “Leases” which, among other changes, requires us to record liabilities classified as operating leases on our condensed consolidated balance sheets along with a corresponding right-of-use asset. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are or contain leases, lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease liabilities.

Upon adoption of ASC 842, we recorded a $475,000 increase in other assets, a $112,000 decrease to other current liabilities, and a $587,000 increase to operating lease liabilities. The impact primarily related to the change in assigning a right-of-use asset and related lease liability to our operating leases. We did not record any cumulative effect adjustments to opening retained earnings, and adoption of the lease standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flow statements.

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the ordinary course of business as follows: warehouses to store our materials; office space for administrative activities to support our business; and certain manufacturing facilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.

Most lease agreements include one or more renewal options, all of which are at our sole discretion. Future renewal options that have not been executed as of the consolidated balance sheet date are excluded from right-of-use assets and related lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease Position as of March 31, 2019

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

			Balance at
			March 31,
	Classification		2019
Assets
Non-Current
	Finance	Property, plant and equipment	$1,637,753
	Operating	Operating lease right-of-use assets	447,094
		Total lease assets	$2,084,847
Liabilities
Current
	Operating	Operating lease liabilities- current portion	$199,167
	Finance	Finance lease obligations- current portion	508,505
Non-Current
	Operating	Operating lease obligations- non-current portion	$389,596
	Finance	Finance lease obligations- non current portion	617,287
		Total lease liabilities	$1,714,555

Weighted-average remaining lease term
	Operating leases		3.01 years
	Finance leases		2.07 years
Weighted-average discount rate
	Operating leases		10.82%
	Finance leases		12.5%

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases during 2019:

	Classification	Three months ended March 31, 2019
Operating lease cost	Administrative	$43,862
Finance lease cost
Amortization of leased assets	Cost of Sales	37,275
Interest on capital lease obligations	Interest expense, net	37,637
Total lease costs		$118,774

Other Information

The table below presents supplemental cash flow information related to leases during 2019:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,514
Operating cash flows for finance leases	37,637
Financing cash flows for finance leases	118,331

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
2019 (remaining)	$199,977	$465,905
2020	216,396	619,355
2021	218,502	198,728
2022	52,850	—
Total minimum lease payments	687,725	1,283,988
Amount representing interest	(98,962)	(158,196)
Present value of future minimum lease obligations	588,763	1,125,792
Current portion	(199,167)	(508,505)
	$389,596	$617,287

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 as determined prior to the adoption of ASC 842 were as follows:

	Operating Leases	Capital Leases
2019	$220,000	$621,785
2020	212,000	619,355
2021	213,000	198,728
2022	64,000	—
2023	49,000	—
Total minimum lease payments	$758,000	1,439,868
Amount representing interest		(195,745)
Present value of future minimum finance lease obligations		1,244,123
Current portion		(494,131)
		$749,992

NOTE 9 – Discontinued Operations

On January 11, 2019, we completed the Asset Sale of the Consumer Segment to the Purchaser pursuant to the terms of an asset purchase agreement, effective as of January 11, 2019 (the “Closing Date”), by and among the Purchaser, the Company and certain subsidiaries of the Company listed therein (the “Asset Purchase Agreement”). In consideration for the assets, the Purchaser paid the Company a purchase price of $1,417,000 in cash, which price is subject to adjustment based on the delivered value of the working capital of the Consumer Segment, to be determined within 90 days after the Closing Date, as well as a $100,000 damage hold back, to be paid to the Company within 30 days of the closing of the Asset Sale (the “Closing”). Other than the assumption of loan payments related to certain vehicle financings, no debt or significant liabilities were assumed by the Purchaser in the Asset Sale.

The loss from discontinued operations in the condensed consolidated statements of operations includes the following:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	$149,534	$1,739,585
Cost of goods sold	(182,630)	(1,579,223)
Operating expenses	(77,213)	(221,488)
Impairment of operating lease right-of-use assets	(12,745)	—
Interest expense	(656)	(5,372)
Pretax loss from discontinued operations	(123,710)	(66,498)
Income tax benefit	25	—
Loss from discontinued operations	$(123,685)	$(66,498)

The carrying amount of assets and liabilities included in discontinued operations comprise the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$57,058	$289,967
Prepaid expenses	—	1,693
Inventories	—	399,677
Property, plant and equipment	—	1,031,865
Deposits	24,917	36,898
Operating lease right-of-use assets	215,106	—
Total assets classified as discontinued operations	$297,111	$1,760,100

Accounts payable and accrued expenses	$245,621	$410,563
Notes payable	—	175,456
Operating lease liabilities	225,601	—
Total liabilities classified as discontinued operations	$471,222	$586,019

NOTE 10 – Notes Payable

Notes payable consist of the following:

	As of March 31, 2018	As of December 31, 2018
2019 Unsecured Note	$62,768	$—
2018 Related Party 10% Unsecured Notes, net of debt discount of $8,669 and $83,743, respectively	2,091,331	2,016,257
2018 Secured Note	63,689	68,431
2017 Secured Note	—	81,659
2016 Secured Notes	47,261	47,468
2016 WEBA Seller Notes	2,650,000	2,650,000
Total notes payable	4,915,049	4,863,815
Less current portion	(2,200,026)	(2,080,071)
Long-term portion of notes payable	$2,715,023	$2,783,744

2019 Unsecured Note

In March 2019, the Company entered into an unsecured note with Bank Direct to finance its insurance premiums (the “2019 Unsecured Note”). The key terms of the 2019 Unsecured Note include: (i) an original principal balance of $69,549, (ii) an interest rate of 6.74%, and (iii) a term of ten months.

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

The Company closed the first tranche of the Private Placement on April 6, 2018, with Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P., (“Wynnefield Funds”), which are under the management of Wynnefield Capital, Inc. (“Wynnefield Capital”), with respect to 10% Notes with an aggregate principal amount of $1,000,000 and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement was scheduled to mature on May 4, 2019 and extension discussions are in place.

The Company closed the second tranche of the Private Placement on April 10, 2018, with one of its directors, Charles F. Trapp, with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement was scheduled to mature on May 9, 2019 and extension discussions are in place.

The Company closed a third tranche of the Private Placement on May 1, 2018 with Ian Rhodes, the Company’s former Chief Executive Officer and a former director, with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. This tranche of the Private Placement is scheduled to mature on June 1, 2019.

The Company closed a fourth tranche of the Private Placement on May 4, 2018 with the Wynnefield Funds managed by Wynnefield Capital, for an aggregate principal amount of $1,000,000 of 10% Notes and Warrants to purchase an aggregate of 40,000 shares of common stock. This tranche of the Private Placement was scheduled to mature on May 6, 2019 and extension discussions are in place.

The Company allocated the proceeds received from the 10% Notes and the Warrants on a relative fair value basis at the time of issuance. The total debt discount of $300,297, including the relative fair value of the Warrants and the debt issuance costs will be amortized over the life of the 10% Notes to interest expense using the effective interest method. Amortization expense during the three months ended March 31, 2019 and 2018 was $75,074 and insignificant, resprectively.

We estimated the fair value of the Warrants on the issuance date using a BSM option pricing model with the following assumptions:

Warrants
Expected term	3 years
Volatility	143.81%
Risk Free Rate	2.39%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issuance date
Notes	$1,820,946
Warrants	279,054
Total	$2,100,000

NOTE 11 – Related Party Transactions

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

	2019	2018
Beginning Balance as of January 1,	$—	$—
Monies owed to related party for services performed	22,449	18,780
Monies paid	(15,127)	(18,780)
Ending balance as of March 31,	$4,462	$—

10% Notes

On April 6, 2018 and May 4, 2018, the Company issued the 10% Notes for an aggregate principal amount of $2,000,000 from the offering and issuance of 10% Notes to Wynnefield Partners Small Cap Value I, L.P. and Wynnefield Partners Small Cap Value, L.P, which are under the management of Wynnefield Capital. The Company’s Chairman of the Board, Dwight Mamanteo, is a portfolio manager of Wynnefield Capital. (See Note 10 for additional information.)

The Company closed a subsequent tranche of the Private Placement on April 10, 2018, with Charles Trapp with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. (See Note 10 for additional information.)

The Company closed a subsequent tranche of the Private Placement on May 1, 2018, with Ian Rhodes with respect to a 10% Note with a principal amount of $50,000 and a Warrant to purchase 2,000 shares of common stock. (See Note 10 for additional information.)

NOTE 12 – Commitments and Contingencies

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

NOTE 13 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Operations are conducted through WEBA Technology Corp. (“WEBA”) and Glyeco West Virginia, two of our subsidiaries. WEBA develops, manufactures and markets additive packages for the antifreeze/coolant, gas patch coolant and heat transfer industries throughout North America.  Glyeco WV operates a glycol re-distillation plant in West Virginia that produces virgin quality glycol for sale to industrial customers worldwide. The Glyeco WV facility currently produces antifreeze and industrial grade ethylene glycol. The production capacity of the Glyeco WV facility is approximately 1.5 million gallons per month of concentrated ethylene glycol.

On January 11, 2019, the Company completed the Asset Sale of the route antifreeze collection and Consumer Segment to Heritage-Crystal Clean, LLC pursuant to the terms of an asset purchase agreement. As a result, the Company operates as one segment.

Industrial Operations

Our Industrial operation consists of two business: WEBA, our additives business, and Glyeco WV, our glycol re-distillation plant in West Virginia.

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

Critical Accounting Policies

We have identified in the condensed consolidated financial statements contained elsewhere herein certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Management reviews with the Audit Committee the selection, application and disclosure of critical accounting policies. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowance for doubtful accounts receivable, the value of share-based compensation and warrants, the recoverability of property, plant andequipment, goodwill, other intangibles and the determination of their estimated useful lives, contingent liabilities, and environmental and asset retirement obligations. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. See Note 3 for additional information on revenue recognition.

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

Share-Based Compensation

We use the Black-Sholes-Merton option-pricing model to estimate the value of options and warrants as compensation for services rendered to the Company. This model uses estimates of volatility, risk free interest rate and the expected term of the options or warrants, along with the current market price of the underlying stock, to estimate the value of the options and warrants on the date of grant. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of the stock-based awards is amortized over the vesting period of the awards. For stock-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met. For stock-based awards that vest based on market conditions, expense is recognized on the accelerated attribution method over the derived service period.

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

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company settled this matter on February 26, 2019 for a minimal amount.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

For the three months ended March 31, 2019, Net Sales were $1,729,151 compared to $1,261,425 for the three months ended March 31, 2018, representing an increase of $467,726, or approximately 37%. The increase in sales was partially driven by an increase in gross sales of $94,644 and $34,710 at WEBA and the WV glycol plant respectively. The remaining difference in net sales of $338,372 was the result of the sale of the consumer business as the Company replaced intercompany sales with revenue from external customers.

Cost of Goods Sold

For the three months ended March 31, 2019, our Costs of Goods Sold was $1,865,286, compared to $869,877 for the three months ended March 31, 2018, representing an increase of $995,409, or approximately 114%. The increase in Cost of Goods Sold was primarily due to costs associated with the increase in net sales as well as a step up in cost structure at the WV glycol facility. The facility began processing a more expensive feedstock stream and incurred an increase in the site service fees charged by Dow for utilities at the plant that was part of the original purchase agreement.

Gross (Loss) Profit

For the three months ended March 31, 2019, we realized a gross loss of ($136,135), compared to a gross profit of $391,548 for the three months ended March 31, 2018, representing a decrease of $527,683 or approximately 135%. The gross loss was the result of operations at the WV glycol plant and pricing in the ethylene glycol market. Weakness in the market for ethylene glycol resulted in a decrease in the average sales price from $0.40/lb for the three months ended March 31, 2018 to $0.32/lb for the three months ended March 31, 2019. Sales volume at the glycol plant increased by 22% from 2018 causing a significant increase in production costs while revenue remained constant. The facility also saw an increase in utility expenses and feedstock costs for raw materials.

Operating Expenses

For the three months ended March 31, 2019, Operating Expenses decreased to $1,240,997 from $1,421,693 for the three months ended March 31, 2018, representing a decrease of $180,696, or approximately 13%. Operating Expenses consist of Consulting Fees, Share-Based Compensation, Salaries and Wages, Legal and Professional Expenses, and General and Administrative Expenses. Our operating expense ratio for the three months ended March 31, 2019 was approximately 72%, compared to approximately 113% for the three months ended March 31, 2018. The decrease in expense ratio from the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was driven by a reduction in corporate headcount associated with the sale of the consumer division. Salaries and wages for logistics and operations employees were reduced from $389,544 for the three months ended March 31, 2018 to $260,600 for the three months ended March 31, 2019. The remaining decrease was attributable to a reduction in consulting services used for supporting consumer operations.

Consulting Fees consist of marketing and administrative fees incurred under consulting agreements.  Consulting Fees decreased to $6,500 for the three months ended March 31, 2019 from $46,689 for the three months ended March 31, 2018, representing a decrease of $40,189 or 86%. The only consulting expenses incurred in Q1 2019 were a small monthly retainer fee for outsourced HR functions. Expenses associated with recruiting new staff and technology support for the consumer segment were eliminated.

Share-Based Compensation consists of stock and options issued to employees in consideration for services provided to the Company. Share-Based Compensation decreased to $109,965 for the three months ended March 31, 2019 from $119,888 for the three months ended March 31, 2018, representing a decrease of $9,923, or 8%.

Salaries and Wages consist of wages and the related taxes.  Salaries and Wages decreased to $353,376 for the three months ended March 31, 2019 from $556,451 for the three months ended March 31, 2018, representing a decrease of $203,075 or 36%.  The decrease was due to the reduction in corporate staff needed to support the consumer business. The Company reduced headcount in the areas of accounting, logistics and operations.

Legal and Professional Fees consist of legal, accounting, tax and audit services.  For the three months ended March 31, 2019, Legal and Professional Fees decreased to $321,045 from $330,439 for the three months ended March 31, 2018, representing a decrease of $9,394 or 3%.

General and Administrative (“G&A”) Expenses consist of the general operational costs of our business. For the three months ended March 31, 2019, G&A Expenses increased to $450,111 from $368,226 for the three months ended March 31, 2018, representing an increase of $81,885, or approximately 22%. The increase is due to expenses associated with the sale of the consumer business.

Other Expense

For the three months ended March 31, 2019, Other Expense was $222,220 compared to $103,678 for the three months ended March 31, 2018, representing an increase of $118,542 or 114%. Other Expense consists of Interest Expense.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations	$(1,599,352)	$(1,151,074)

Interest expense	222,220	103,678
Income tax expense	—	17,251
Depreciation and amortization	195,945	199,056
Share-based compensation	109,965	119,888
Adjusted EBITDA	$(1,071,222)	$(711,201)

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

Cash Flows

The table below sets forth certain information about the Company’s cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities from continuing operations	$(1,049,206)	$(355,845)
Net cash used in operating activities from discontinued operations	(221,662)	(90,881)
Net cash provided by (used in) investing activities from continuing operations	1,321,292	(10,925)
Net cash used in investing activities from discontinued operations	—	(79,289)
Net cash (used in) provided by financing activities from continuing operations	(130,356)	839,313
Net cash used in financing activities from discontinued operations	—	(16,027)
Net change in cash and restricted cash	(79,932)	286,346
Cash and restricted cash - beginning of period	237,648	117,944
Cash and restricted cash - end of period	$157,716	$404,290

Current Assets and Liabilities

As of March 31, 2019, we had $1,443,145 in current assets, including $157,716 in cash, $736,271 in accounts receivable and $218,289 in inventories. Cash decreased from $237,648 as of December 31, 2018 to $157,716 as of March 31, 2019, primarily due to the timing of payments and receivables.

As of March 31, 2019, we had total current liabilities of $7,655,282, consisting primarily of accounts payable and accrued expenses of $3,553,794, contingent acquisition consideration of $815,670, and the current portion of notes payable of $2,200,026. As of March 31, 2019, we had total non-current liabilities of $3,922,658, consisting primarily of the non-current portion of our notes payable, operating lease liabilities and finance lease obligations.

Going Concern

In its report dated April 1, 2019 with respect to our consolidated financial statements for the years ended December 31, 2018 and 2017, KMJ Corbin & Company LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and our dependence on our ability to raise capital, among other factors. As of March 31, 2019, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve profitable operations. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 27, 2017, PSP Falcon Industries, LLC (“PSP Falcon”) filed a civil action against the Company in the Ocean County Superior Court located in Toms River, New Jersey. The civil action relates to an outstanding balance alleged to be due to PSP Falcon from the Company in an amount of $530,633 related to certain construction expenses. The Company settled this matter on February 26, 2019 for a minimal amount.

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

GlyEco, Inc.

Date: May 15, 2019	By: /s/ Richard Geib
Richard Geib
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By: /s/ Brian Gelman
Brian Gelman
Chief Financial Officer
(Principal Financial Officer)